Form 10-Q
period 2021-06-30
EverCommerce Inc.
filed 2021-08-12
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-40575

EverCommerce Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	81-4063248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3601 Walnut Street, Suite 400 Denver, Colorado	80205
(Address of principal executive offices)	(Zip Code)

(720) 647-4948
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value	EVCM	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 6, 2021, there were 195,336,835 shares of the registrant’s common stock, par value $0.00001, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•Our limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter.
•Our recent growth rates may not be sustainable or indicative of future growth and we expect our growth rate to slow.
•We have experienced net losses in the past and we may not achieve profitability in the future.
•We may continue to experience significant quarterly and annual fluctuations in our operating results due to a number of factors, which makes our future operating results difficult to predict.
•We may reduce our rate of acquisitions and may be unsuccessful in achieving continued growth through acquisitions.
•Revenues and profits generated through acquisitions may be less than anticipated, and we may fail to uncover all liabilities of acquisition targets.
•In order to support the growth of our business and our acquisition strategy, we may need to incur additional indebtedness or seek capital through new equity or debt financings.
•We may not be able to continue to expand our share of our existing vertical markets or expand into new vertical markets, which would inhibit our ability to grow and increase our profitability.
•We face intense competition in each of the industries in which we operate, which could negatively impact our business, results of operations and financial condition and cause our market share to decline.
•The industries in which we operate are rapidly evolving and subject to consolidation and the market for technology-enabled services that empower small- and medium-sized businesses is relatively immature and unproven.
•We are subject to economic and political risk, the business cycles of our clients and changes in the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations.
•We are dependent on payment card networks, such as Visa and MasterCard, and payment processors, such as Worldpay and PayPal, and if we fail to comply with the applicable requirements of our payment network or payment processors, they can seek to fine us, suspend us or terminate our registrations through our bank sponsors.
•If we cannot keep pace with rapid developments and changes in the electronic payments market or are unable to introduce, develop and market new and enhanced versions of our software solutions, we may be put at a competitive disadvantage with respect to our services that incorporated payment technology.
•Real or perceived errors, failures or bugs in our solutions could adversely affect our business, results of operations, financial condition and growth prospects.
•Unauthorized disclosure, destruction or modification of data, disruption of our software or services could expose us to liability, protracted and costly litigation and damage our reputation.
•Our estimated total addressable market is subject to inherent challenges and uncertainties.
•Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance and utilization of our solutions.
•Our systems and our third-party providers’ systems may fail, or our third-party providers may discontinue providing their services or technology generally or to us specifically, which in either case could interrupt our business, cause us to lose business and increase our costs.
•If lower margin solutions and services grow at a faster rate than our higher margin solutions and services, we may experience lower aggregate profitability and margins.
•The outbreak of the novel strain of coronavirus disease has impacted, and a future pandemic, epidemic or outbreak of an infectious disease in the United States could impact, our business, financial condition and results of operations, as well as the business or operations of third parties with whom we conduct business.
•We may be unable to adequately protect or enforce, and we may incur significant costs in enforcing or defending, our intellectual property and other proprietary rights.
•We may be subject to patent, trademark and other intellectual property infringement claims, which may be time-consuming, and cause us to incur significant liability and increase our costs of doing business.
•We are subject to governmental regulation and other legal obligations, including those related privacy, data protection and information security and the healthcare industry, and our actual or perceived failure to comply with such regulations and obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer and user bases, and thereby decrease our revenue.
•The parties to our sponsor stockholders agreement, who also hold a significant portion of our common stock, control the direction of our business and such parties’ ownership of our common stock prevent you and other stockholders from influencing significant decisions.
•We are a “controlled company” under the corporate governance rules of The Nasdaq Stock Market and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

PART I — FINANCIAL INFORMATION

Condensed Consolidated Financial Statements (unaudited)

EverCommerce Inc.

Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(unaudited)

	June 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$199,470	$96,035
Restricted cash	3,111	2,303
Accounts receivable, net of allowance for doubtful accounts of $1.9 million and $1.0 million at June 30, 2021 and December 31, 2020, respectively	31,458	24,966
Contract assets	12,142	9,838
Prepaid expenses and other current assets	21,147	10,686
Total current assets	267,328	143,828
Non-current assets:
Property and equipment, net	14,035	14,705
Capitalized software, net	20,167	16,069
Other non-current assets	17,267	14,102
Intangible assets, net	448,309	470,729
Goodwill	719,651	668,151
Total non-current assets	1,219,429	1,183,756
Total assets	$1,486,757	$1,327,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Condensed Consolidated Balance Sheets (Continued)
(in thousands, except per share and share amounts)
(unaudited)

	June 30,	December 31,
	2021	2020

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$11,667	$11,131
Accrued expenses and other	45,819	46,408
Deferred revenue	20,485	13,621
Customer deposits	8,318	8,247
Current maturities of long-term debt	8,000	7,294
Total current liabilities	94,289	86,701
Non-current liabilities:
Deferred tax liability, net	11,093	10,766
Long-term deferred revenue	2,652	2,297
Long-term debt, net of current maturities and deferred financing costs	758,243	691,038
Other non-current liabilities	17,113	17,626
Total non-current liabilities	789,101	721,727
Total liabilities	883,390	808,428

Commitments and contingencies (Note 15)

Convertible Preferred Stock:
Series B convertible preferred stock, $0.00001 par value, 75,000,000 shares authorized and 72,225,754 shares issued and outstanding (liquidation preference of $760.2 million and $745.0 million) as of June 30, 2021 and December 31, 2020, respectively	760,151	745,046
Series C convertible preferred stock, $0.00001 par value, 15,000,000 shares authorized and 7,857,142 shares issued and outstanding (liquidation preference of $109.8 million) as of June 30, 2021	109,782	—
Series A convertible preferred stock, $0.00001 par value, 50,000,000 shares authorized and 44,957,786 shares issued and outstanding (liquidation preference of $163.3 million) as of June 30, 2021 and December 31, 2020	163,264	163,264
Total convertible preferred stock	1,033,197	908,310
Stockholders’ deficit:
Common stock, $0.00001 par value, 200,000,000 and 185,000,000 shares authorized and 43,997,951 and 43,073,327 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Accumulated other comprehensive income	2,458	1,546
Additional paid-in capital	39,305	40,564
Accumulated deficit	(471,593)	(431,264)
Total stockholders’ deficit	(429,830)	(389,154)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,486,757	$1,327,584
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues:
Subscription and transaction fees	$85,136	$51,898	$160,331	$108,396
Marketing technology solutions	31,976	23,197	57,364	38,379
Other	3,938	4,250	8,261	9,595
Total revenues	121,050	79,345	225,956	156,370
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	40,856	29,080	76,530	56,892
Sales and marketing	22,802	10,629	42,491	24,233
Product development	12,047	6,208	22,372	14,660
General and administrative	31,923	18,634	54,017	39,301
Depreciation and amortization	24,224	19,310	47,921	36,148
Total operating expenses	131,852	83,861	243,331	171,234
Operating loss	(10,802)	(4,516)	(17,375)	(14,864)
Interest and other expense, net	(13,165)	(10,146)	(26,114)	(20,897)
Net loss before income tax benefit (expense)	(23,967)	(14,662)	(43,489)	(35,761)
Income tax benefit (expense)	(367)	977	3,160	2,174
Net loss	$(24,334)	$(13,685)	$(40,329)	$(33,587)
Other comprehensive income:
Foreign currency translation gains (losses), net	369	427	912	(1,424)
Comprehensive loss	$(23,965)	$(13,258)	$(39,417)	$(35,011)

Net loss attributable to common stockholders:
Net loss	$(24,334)	$(13,685)	$(40,329)	$(33,587)
Adjustments to net loss (see Note 12)	—	(13,105)	(15,105)	(26,210)
Net loss attributable to common stockholders	$(24,334)	$(26,790)	$(55,434)	$(59,797)

Net loss per share attributable to common stockholders:
Basic	$(0.56)	$(0.65)	$(1.27)	$(1.45)
Diluted	$(0.56)	$(0.65)	$(1.27)	$(1.45)

Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders:
Basic	43,732,225	41,308,527	43,483,144	41,153,761
Diluted	43,732,225	41,308,527	43,483,144	41,153,761
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands)
(unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A Convertible Preferred Stock		Total Convertible Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance at December 31, 2020	72,226	$745,046	—	$—	44,958	$163,264	$908,310	43,074	$—	$40,564	$(431,264)	$1,546	$(389,154)
Rollover equity in consideration of net assets acquired	—	—	—	—	—	—	—	45	—	416	—	—	416
Stock-based compensation	—	—	—	—	—	—	—	—	—	903	—	—	903
Stock option exercises	—	—	—	—	—	—	—	223	—	735	—	—	735
Foreign currency translation gains, net	—	—	—	—	—	—	—	—	—	—	—	543	543
Accretion of Series B convertible preferred stock to redemption value	—	15,105	—	—	—	—	15,105	—	—	(15,105)	—	—	(15,105)
Net loss	—	—	—	—	—	—	—	—	—	—	(15,995)	—	(15,995)
Balance at March 31, 2021	72,226	760,151	—	—	44,958	163,264	923,415	43,342	—	27,513	(447,259)	2,089	(417,657)
Issuance of convertible preferred stock, net	—	—	7,857	109,782	—	—	109,782	—	—	—	—	—	—
Measurement period adjustment to update fair value of rollover equity	—	—	—	—	—	—	—	—	—	310	—	—	310
Stock-based compensation	—	—	—	—	—	—	—	571	—	11,201	—	—	11,201
Stock option exercises	—	—	—	—	—	—	—	84	—	281	—	—	281
Foreign currency translation gains, net	—	—	—	—	—	—	—	—	—	—	—	369	369
Net loss	—	—	—	—	—	—	—	—	—	—	(24,334)	—	(24,334)
Balance at June 30, 2021	72,226	$760,151	7,857	$109,782	44,958	$163,264	1,033,197	43,997	$—	$39,305	$(471,593)	$2,458	$(429,830)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit (Continued)
(in thousands)
(unaudited)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Total Convertible Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount		Shares	Amount

Balance at December 31, 2019	55,759	$527,065	44,958	$163,264	$690,329	40,731	$—	$96,129	$(371,310)	$342	$(274,839)
Rollover equity in consideration of net assets acquired	—	—	—	—	—	127	—	618	—	—	618
Stock-based compensation	—	—	—	—	—	244	—	846	—	—	846
Stock option exercises	—	—	—	—	—	44	—	50	—	—	50
Foreign currency translation losses, net	—	—	—	—	—	—	—	—	—	(1,851)	(1,851)
Accretion of Series B convertible preferred stock to redemption value	—	13,105	—	—	13,105	—	—	(13,105)	—	—	(13,105)
Net loss	—	—	—	—	—	—	—	—	(19,902)	—	(19,902)
Balance at March 31, 2020	55,759	540,170	44,958	163,264	703,434	41,146	—	84,538	(391,212)	(1,509)	(308,183)
Stock-based compensation	—	—	—	—	—	244	—	981	—	—	981
Stock option exercises	—	—	—	—	—	4	—	6	—	—	6
Foreign currency translation gains, net	—	—	—	—	—	—	—	—	—	427	427
Accretion of Series B convertible preferred stock to redemption value	—	13,105	—	—	13,105	—	—	(13,105)	—	—	(13,105)
Net loss	—	—	—	—	—	—	—	—	(13,685)	—	(13,685)
Balance at June 30, 2020	55,759	$553,275	44,958	$163,264	$716,539	41,394	$—	$72,420	$(404,897)	$(1,082)	$(333,559)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows provided by operating activities:
Net loss	$(40,329)	$(33,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,921	36,148
Amortization of discount on long-term debt	3,234	1,848
Amortization of deferred financing costs on long-term debt	120	95
Amortization of costs and fees on credit facility commitments	291	612
Deferred taxes	(3,284)	486
Bad debt expense	1,030	1,349
Paid-in-kind interest on long-term debt	200	186
Stock-based compensation expense	12,104	1,827
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(7,068)	(679)
Prepaid expenses and other current assets	(13,482)	1,047
Other non-current assets	(3,004)	(4,943)
Accounts payable	398	2,333
Accrued expenses and other	(982)	(2,679)
Deferred revenue	7,151	1,880
Customer deposits and other long-term liabilities	(468)	3,750
Net cash provided by operating activities	3,832	9,673

Cash flows used in investing activities:
Purchases of property and equipment	(1,136)	(4,181)
Capitalization of software costs	(5,672)	(4,361)
Payment of contingent consideration	—	(2,000)
Acquisition of companies, net of cash acquired	(69,017)	(100,734)
Net cash used in investing activities	(75,825)	(111,276)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows provided by financing activities:
Payments on long-term debt	(4,015)	(2,651)
Proceeds from long-term debt	69,216	135,652
Exercise of stock options	1,016	56
Proceeds from preferred stock issuance, net	109,782	—
Net cash provided by financing activities	175,999	133,057

Effect of foreign currency exchange rate changes on cash	237	(6)
Net increase in cash and cash equivalents and restricted cash	104,243	31,448

Cash and cash equivalents and restricted cash:
Beginning of period	98,338	57,344
End of period	$202,581	$88,792

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,888	$15,586
Cash paid for income taxes	$583	$394

Supplemental disclosures of noncash investing and financing activities:
Rollover equity in consideration of net assets acquired	$726	$618
Fair value of earnout in consideration of net assets acquired	$—	$2,455
Accretion of Series B convertible preferred stock to redemption value	$15,105	$26,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
Note 1. Nature of the Business

EverCommerce Inc. and subsidiaries (the “Company” or “EverCommerce”) is a leading provider of integrated software-as-a-service (“SaaS”) solutions for service-based small- and medium-sized businesses (“service SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. Today, we serve over 500,000 customers across three core verticals: Home Services; Health Services; and Fitness & Wellness Services. Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as construction contractors and home maintenance technicians, to physician practices and therapists in the health services industry, to personal trainers and salon owners in the fitness and wellness sectors. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly nuanced demands, as well as highly complementary solutions that complete end-to-end offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. See Note 3 for additional information on acquired subsidiaries. The Company was incorporated in Delaware on September 29, 2016, and began operations on October 17, 2016 (Inception). The Company is headquartered in Denver, Colorado, and has operations across the United States, Canada, Jordan, United Kingdom and Australia. The Company changed its name from PaySimple Holdings, Inc. to EverCommerce Inc. as of December 14, 2020.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2020 and the related notes contained in the Company’s final prospectus for its initial public offering of its common stock (“IPO”) dated as of June 30, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on July 6, 2021 (the “Prospectus”). The December 31, 2020 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the six months ended June 30, 2021 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2020 and the related notes appearing in our Prospectus, other than as noted below in Accounting Pronouncements Issued and Adopted.

The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in the unaudited condensed consolidated financial statements, including the accompanying notes. The Company bases its estimates on historical factors, current circumstances, and the experience and judgment of management. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates. Significant estimates reflected in the consolidated financial statements include revenue recognition, allowance for doubtful accounts, valuation allowances with respect to deferred tax assets, assumptions underlying the fair value used in the

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
calculation of stock-based compensation, valuation of intangible assets and goodwill and useful lives of tangible and intangible assets, among others.
Recently Issued Accounting Pronouncements not yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. The ASU affects all companies that lease assets such as real estate and equipment for a period for more than 12 months, and will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The updated standard will be effective for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company’s accounts receivable and contract assets. This updated standard will be effective for annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.
Accounting Pronouncements Issued and Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740); Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted this ASU for the six months ended June 30, 2021 and it did not have a material impact on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 eliminates the cash conversion and beneficial conversation feature models in ASC 470-20 that require an issuer of certain convertible debt and preferred stock to separately account for embedded conversion features as a component of equity. Instead, an issuer will account for these securities as a single unit of account, unless the conversion feature meets certain criteria. As further discussed in Note 10 the Company issued Series C Convertible Preferred Stock (“Series C”) during the three months ended June 30, 2021. As a result of adopting ASU 2020-06, the Company was not required to determine whether bifurcation of an embedded conversion feature from the host instruments was necessary.
Note 3. Acquisitions
2021 Acquisitions
During the six months ended June 30, 2021, the Company completed two business acquisitions in conjunction with the execution of its long-term plans and objectives in building a service commerce platform supporting the success of SMBs. Both of the acquisitions qualified as business combinations under ASC Topic 805, Business Combinations (“ASC 805”). Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition date fair values, with any excess consideration recognized as goodwill. Goodwill primarily represents the value associated with the assembled workforce, and expected synergies subsumed into goodwill.
Assets acquired and liabilities assumed in connection with each acquisition have been recorded at their fair values. Fair values were determined by management using the assistance of third-party valuation specialists. The valuation methods used to determine the fair value of intangible assets included the income approach—relief from royalty method for developed technology and trade name, the income approach—excess earnings method for customer

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
relationships and the comparative business valuation method for non-compete agreements. A Monte Carlo simulation was used as the valuation method to determine the fair value of earnout liabilities. A number of assumptions and estimates were involved in the application of these valuation methods, including revenue forecasts, expected competition, costs of revenues, obsolescence, tax rates, capital spending, discount rates and working capital changes. Cash flow forecasts were generally based on pre-acquisition forecasts coupled with estimated revenues and cost synergies available to a market participant.
The Company’s condensed consolidated results of operations include $2.7 million of acquisition related transaction costs in general and administrative expense for acquisitions consummated during the six months ended June 30, 2021.
Each acquisition allows for an adjustment to the purchase price to be made subsequent to the transaction closing date based on the actual amount of working capital and cash delivered to the Company. The consideration paid and purchase price allocations disclosed reflect the effects of these adjustments.
The allocation of purchase consideration related to all 2021 acquisitions is considered preliminary.
The following table summarizes the estimated fair values of consideration transferred, assets acquired and liabilities assumed for each acquisition during the six months ended June 30, 2021:

	Briostack	PulseM	Total
	(in thousands)

Cash	$34,441	$34,593	$69,034
Rollover equity	726	—	726
Total consideration	$35,167	$34,593	$69,760

Net assets acquired:
Cash and cash equivalents	$17	$—	$17
Accounts receivable, trade	156	—	156
Other receivables	221	151	372
Prepaid expenses and other current assets	53	32	85
Property and equipment	22	4	26
Other non-current assets	144	3	147
Intangible—developed technology	1,360	2,380	3,740
Intangible—customer relationships	4,800	12,510	17,310
Intangible—trade name	390	260	650
Intangible—non-compete agreements	23	10	33
Goodwill	28,263	23,029	51,292
Accounts payable	(20)	(113)	(133)
Other current liabilities	(28)	—	(28)
Accrued expenses and other	(206)	(99)	(305)
Deferred tax liability	—	(3,538)	(3,538)
Deferred revenue	(28)	(36)	(64)
Total net assets acquired	$35,167	$34,593	$69,760

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
Briostack

On January 19, 2021, the Company acquired 100% of the interest of Briostack LLC dba Briostack (“Briostack”), a provider of operational management software to pest control businesses, for $35.2 million. Under the terms of the purchase agreement, certain members of Briostack received 45,454 shares of common stock rollover equity. The Company assessed the fair value of the shares at $0.7 million by applying a market approach. The fair value of the rollover equity is reflected in the total consideration above.
PulseM

On March 17, 2021, the Company acquired 100% of the interest of Speetra, Inc. dba PulseM (“PulseM”), a provider of enterprise-level reputation management software for small businesses, for $34.6 million.
2020 Acquisitions
During 2020 and in the six months ended June 30, 2020, the Company completed nine and four business acquisitions, respectively, in conjunction with the execution of its long-term plans and objectives in building a service commerce platform supporting the success of SMBs. All of the acquisitions qualified as business combinations under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition date fair values, with any excess consideration recognized as goodwill. Goodwill primarily represents the value associated with the assembled workforce, and expected synergies subsumed into goodwill.
Assets acquired and liabilities assumed in connection with each acquisition have been recorded at their fair values. Fair values were determined by management using the assistance of third-party valuation specialists. The valuation methods used to determine the fair value of intangible assets included the income approach—relief from royalty method for developed technology and trade name, the income approach—excess earnings method for customer relationships and the comparative business valuation method for non-compete agreements. A Monte Carlo simulation was used as the valuation method to determine the fair value of earnout liabilities. A number of assumptions and estimates were involved in the application of these valuation methods, including revenue forecasts, expected competition, costs of revenues, obsolescence, tax rates, capital spending, discount rates and working capital changes. Cash flow forecasts were generally based on pre-acquisition forecasts coupled with estimated revenues and cost synergies available to a market participant.
The Company’s condensed consolidated results of operations include $15.5 million of acquisition related transaction costs in general and administrative expense for acquisitions consummated in 2020, with $4.9 million incurred in the six months ended June 30, 2020.
Each acquisition allows for an adjustment to the purchase price to be made subsequent to the transaction closing date based on the actual amount of working capital and cash delivered to the Company. The consideration paid and purchase price allocations disclosed reflect the effects of these adjustments.
The allocation of purchase consideration related to certain 2020 acquisitions is considered preliminary with provisional amounts related to tax-related and other items.

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
The following table summarizes the estimated fair values of consideration transferred, assets acquired and liabilities assumed for each acquisition in 2020:

	Remodeling	Qiigo	AlertMD	Invoice Simple
	(in thousands)

Cash	$25,909	$21,564	$21,853	$32,507
Rollover equity	—	618	—	—
Fair value of earnout	2,455	—	—	—
Total consideration	$28,364	$22,182	$21,853	$32,507

Net assets acquired:
Cash and cash equivalents	$520	$3	$—	$598
Accounts receivable, trade	3,401	320	510	688
Other receivables	6	—	—	271
Contract assets	85	249	—	—
Prepaid expenses and other current assets	95	74	11	57
Property and equipment	65	114	58	184
Other non-current assets	—	757	—	—
Intangible—developed technology	1,480	2,120	2,030	1,530
Intangible—customer relationships	11,380	11,110	13,490	17,970
Intangible—trade name	570	710	260	190
Intangible—non-compete agreements	110	40	40	60
Goodwill	12,843	7,405	5,531	18,474
Deferred tax asset	—	177	—	—
Accounts payable	(1,564)	(148)	—	(498)
Other Current Liabilities	—	—	—	—
Accrued expenses and other	(291)	(565)	(24)	(412)
Customer deposits	(85)	—	—	(1,229)
Deferred tax liability	(251)	—	—	(5,360)
Deferred revenue	—	(184)	(53)	(16)
Total net assets acquired	$28,364	$22,182	$21,853	$32,507

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements

	Brighter Vision	Socius	Service Fusion	My PT Hub
	(in thousands)

Cash	$17,350	$15,670	$122,333	$10,681
Rollover equity	127	—	—	—
Fair value of earnout	—	—	—	1,016
Total consideration	$17,477	$15,670	$122,333	$11,697

Net assets acquired:
Cash and cash equivalents	$112	$46	$660	$315
Accounts receivable, trade	2	908	38	7
Other receivables	35	79	686	73
Contract assets	—	—	—	—
Prepaid expenses and other current assets	48	23	192	45
Property and equipment	26	36	139	209
Other non-current assets	9	—	180	19
Intercompany (receivable)	—	—	—	27
Intangible—developed technology	760	1,350	2,820	586
Intangible—customer relationships	6,150	9,900	25,680	1,918
Intangible—trade name	330	520	1,330	140
Intangible—non-compete agreements	20	40	70	13
Goodwill	12,090	3,326	93,717	9,110
Accounts payable	(61)	(79)	(215)	(209)
Other Current Liabilities	—	—	(57)	—
Accrued expenses and other	(210)	(450)	(872)	(162)
Deferred tax liability	(1,734)	—	(1,713)	(286)
Deferred revenue	(100)	(29)	(322)	(81)
Intercompany (payable)	—	—	—	(27)
Total net assets acquired	$17,477	$15,670	$122,333	$11,697

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements

	Updox	Other	Total
	(in thousands)

Cash	$142,527	$85	$410,479
Rollover equity	573	—	1,318
Fair value of earnout	—	—	3,471
Total consideration	$143,100	$85	$415,268

Net assets acquired:
Cash and cash equivalents	$4,994	$—	$7,248
Accounts receivable, trade	981	—	6,855
Other receivables	628	—	1,778
Contract assets	—	—	334
Prepaid expenses and other current assets	640	—	1,185
Property and equipment	1,610	—	2,441
Other non-current assets	377	—	1,342
Intercompany (receivable)	—	—	27
Intangible—developed technology	7,870	11	20,557
Intangible—customer relationships	48,150	72	145,820
Intangible—trade name	2,620	2	6,672
Intangible—non-compete agreements	110	—	503
Goodwill	78,259	—	240,755
Deferred tax asset	58	—	235
Accounts payable	(1,152)	—	(3,926)
Other Current Liabilities	(41)	—	(98)
Accrued expenses and other	(1,482)	—	(4,468)
Customer deposits	—	—	(1,314)
Deferred tax liability	—	—	(9,344)
Deferred revenue	(522)	—	(1,307)
Intercompany (payable)	—	—	(27)
Total net assets acquired	$143,100	$85	$415,268

Remodeling

On January 6, 2020, the Company acquired 100% of the interest of Azar, LLC and Alnashmi for Digital Marketing, LLC (“Remodeling”), an online platform that connects homeowners with home improvement companies, for $28.4 million.
Under the terms of the purchase agreement, the Company is required to pay the seller an earnout based on achieving $6.6 million and $5.0 million of total revenue during calendar years ended 2020 and 2019, respectively. The earnout amount will be $2.0 million per year, if the target is met; no consideration will be paid if the target is not met. At the acquisition date, the Company determined the fair value of the earnout to be $2.5 million and has included the amount in the total consideration above. The 2019 earnout target was met and the earnout of $2 million was paid in 2020. At December 31, 2020, the Company concluded that the 2020 earnout target was not met and released the remaining liability with a corresponding gain of $0.5 million recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss.

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
Qiigo

On January 16, 2020, the Company acquired 100% of the interest of Qiigo, LLC (“Qiigo”), a local marketing agent that builds brand unity and helps national brands and their franchises boost their qualified leads, for $22.2 million. Under the terms of the purchase agreement, certain members of Qiigo received 127,249 shares of common stock rollover equity. The Company assessed the fair value of the shares at $0.6 million by applying a market approach. The fair value of the rollover equity is reflected in the total consideration above.
AlertMD

On January 24, 2020, the Company acquired certain assets and liabilities of Rulester, LLC dba AlertMD, LLC and ChargeMD, LLC (“AlertMD”), a provider of SaaS-based back-office, patient care coordination and front-office solutions, for $21.9 million.
Invoice Simple

On April 17, 2020, the Company acquired 100% of the interest of Zenvoice Inc. dba Invoice Simple (“Invoice Simple”), a provider of invoicing and estimation software platform for independent contracts, freelancers and business owners, for $32.5 million.
Brighter Vision

On August 21, 2020, the Company acquired 100% of the interest of Brighter Vision Web Solutions, Inc. (“Brighter Vision”), a provider of offerings of custom-built websites and marketing solutions to therapists in the behavioral health sector, for $17.5 million. Under the terms of the purchase agreement, certain members of Brighter Vision received 21,892 shares of common stock rollover equity. The Company assessed the fair value of the shares at $0.1 million by applying a market approach. The fair value of the rollover equity is reflected in the total consideration above.
Socius

On October 16, 2020, the Company acquired 100% of the interest of Socius Marketing, Inc. (“Socius”), a provider of full service internet marketing that specializes in content design, website development and search engine optimization, for $15.7 million.
Service Fusion

On October 17, 2020 the Company acquired 100% of the interest of FSM Technologies, LLC (“Service Fusion”), a provider of an end-to-end field service management SaaS platform, for $122.3 million.
My PT Hub

On November 18, 2020, the Company acquired 100% of the interest of Fitii, Limited and Fitii LLC (collectively “My PT Hub”), a provider of software that enables gym and health club customers to improve monthly collections, generate new business, enhance member engagement, increase retention and automate business processes, for $11.7 million.
Under the terms of the purchase agreement, the Company is required to pay the seller an earnout based on achieving $4.6 million of total revenue during calendar year end 2021. The earnout amount will be $2.7 million, if the target is met; no consideration will be paid if the target is not met. At the acquisition date, the Company determined the fair value of the earnout to be $1.0 million and has included the amount in the total consideration above. At

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
December 31, 2020, the Company noted no change in the fair value of the earnout from the acquisition date. At March 31, 2021, the Company concluded that the 2021 earnout target will not be met and released the liability with a corresponding gain of $1.0 million recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss.
Updox

On December 16, 2020, the Company acquired 100% of the interest of Updox, LLC (“Updox”), a provider of a healthcare customer relationship management solution, for $143.1 million. Under the terms of the purchase agreement, certain members of Updox received 72,896 shares of common stock rollover equity. The Company assessed the fair value of the shares at $0.6 million by applying a market approach. The fair value of the rollover equity is reflected in the total consideration above.
With respect to total goodwill recognized for the business acquisitions consummated during the year ended December 31, 2020, the Company expects that $167.1 million of goodwill with be deductible for income tax purposes.
Pro Forma Results of Acquisitions (unaudited)
The following table presents unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2021 and 2020, as if the aforementioned 2021 and 2020 acquisitions had occurred as of January 1, 2020. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense of nil and $5.5 million for the three months ended June 30, 2021 and 2020, respectively and $0.5 million and $11.5 million for the six months ended June 30, 2021 and 2020, respectively, to account for funds borrowed earlier, issuance of our common shares at earlier dates which impacts the calculation of basic and diluted net loss per share, removal of transaction costs of nil and $1.8 million for the three months ended June 30, 2021 and 2020, respectively, and $2.7 million and $4.9 million for the six months ended June 30, 2021 and 2020, respectively, and additional amortization expense of nil and $3.0 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $7.7 million for the six months ended June 30, 2021 and 2020, respectively, resulting from the amortization of amortizable intangible assets beginning as of January 1, 2020. We prepared the pro forma financial information for the combined entities for comparative purposes only, and the information is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, nor is the information intended to represent or be indicative of future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021 Pro Forma	2020 Pro Forma	2021 Pro Forma	2020 Pro Forma
	(in thousands, except per share amounts)
	(unaudited)

Total revenue	$121,050	$92,309	$230,646	$190,289
Net loss	$(24,334)	$(19,977)	$(41,024)	$(47,801)
Adjustments to net loss per share (see Note 12)	—	(13,105)	(15,105)	(26,210)
Net loss attributable to common stockholders	$(24,334)	$(33,082)	$(56,129)	$(74,011)
Net loss per share attributable to common stockholders:
Basic	$(0.56)	$(0.80)	$(1.29)	$(1.80)
Diluted	$(0.56)	$(0.80)	$(1.29)	$(1.80)

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
Note 4. Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)

By pattern of recognition (timing of transfer of services):
Point in time	$12,328	$11,916	$23,581	$21,938
Over time	108,722	67,429	202,375	134,432
Total	$121,050	$79,345	$225,956	$156,370
By Geographical Market:
United States	$112,773	$74,084	$206,458	$144,784
International	8,277	5,261	19,498	11,586
Total	$121,050	$79,345	$225,956	$156,370
Contract Balances
Supplemental balance sheet information related to contracts from customers as of:

	June 30,	December 31,
	2021	2020
	(in thousands)

Accounts receivables	$31,458	$24,966
Contract assets	$12,142	$9,838
Deferred revenue	$20,485	$13,621
Customer deposits	$8,318	$8,247
Long-term deferred revenue	$2,652	$2,297
Accounts receivable, net: Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by us, when payment is unconditional and only the passage of time is required before payment is due.
Contract assets: Contract assets represent rights to consideration in exchange for products or services that have been transferred (i.e., the performance obligation or portion of the performance obligation has been satisfied), but payment is conditional on something other than the passage of time. These amounts typically relate to contracts that include on-premise licenses and professional services where the right to payment is not present until completion of the contract or achievement of specified milestones and the fair value of products or services transferred exceed this constraint.

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
Contract liabilities: Contract liabilities represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Short-term contract liabilities are included within deferred revenue on the consolidated balance sheets. Long-term contract liabilities are included within long-term deferred revenue on the consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2020 was $11.0 million for the six months ended June 30, 2021.
Customer deposits: Customer deposits relate to payments received in advance for contracts, which allow the customer to terminate a contract and receive a pro rata refund for the unused portion of payments received to date. In these arrangements, we have concluded there are no enforceable rights and obligations during the period in which the option to cancel is exercisable by the customer and therefore the consideration received is recorded as a customer deposit liability.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Variable consideration accounted for under the variable consideration allocation exception associated with unsatisfied performance obligations or an unsatisfied promise that forms part of a single performance obligation under application of the series guidance have been excluded. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription and marketing technology solutions revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of June 30, 2021, was $15.0 million, which is comprised of contracts where the contract term under ASC 606 is in excess of one year. The Company expects to recognize approximately 44% of its remaining performance obligations as revenue within the next year, 27% of its remaining performance obligations as revenue the subsequent year, 25% of its remaining performance obligations as revenue in the third year, and the remainder during the two year period thereafter.
Cost to Obtain and Fulfill a Contract
The Company incurs certain costs to obtain contracts, principally sales and third-party commissions, which the Company capitalizes when the liability has been incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year (as the Company has elected the practical expedient to expense any costs to obtain a contract when the liability is incurred if the amortization period of such costs would be one year or less).
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s consolidated balance sheets. The costs to obtain contracts are amortized over 5 years, which corresponds with the useful life of the related capitalized software. Short-term assets were $3.9 million and $2.7 million at June 30, 2021 and December 31, 2020, respectively, and long-term assets were $9.6 million and $7.2 million at June 30, 2021 and December 31, 2020, respectively. The Company recorded $0.9 million and $0.5 million of amortization expense related to assets for the three months ended June 30, 2021 and 2020, respectively, and $1.7 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively, which is included in sales and marketing expense on the consolidated statements of operations and comprehensive loss.
The Company has concluded that there are no other material costs incurred in fulfillment of customer contracts that are not accounted for under other GAAP, which meet the capitalization criteria under ASC 606 and FASB ASC Topic 340-40, Accounting for Other Assets and Deferred Costs (“ASC 350-40”). The Company has elected to account for shipping and handling activities as fulfillment activities and recognize the associated expense when the transfer of control of the product has occurred, as permitted under the shipping and handling activities practical expedient.

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
Note 5. Goodwill
Goodwill activity consisted of the following for the six months ended June 30, 2021 (in thousands):

Balance at December 31, 2020	$668,151
Additions	51,014
Measurement period adjustments(1)	569
Effect of foreign currency exchange rate changes	(83)
Balance at June 30, 2021	$719,651
(1)Of the $0.6 million of measurement period adjustments recognized during the six months ended June 30, 2021, $0.3 million and $0.3 million of measurement period adjustments relate to acquisitions consummated during the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.

Note 6. Intangible Assets
Intangible assets consisted of the following as of:

	June 30, 2021
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$520,213	$149,077	$371,136
Developed technology	2-12 years	89,309	34,335	54,974
Trade name	3-10 years	33,413	12,250	21,163
Non-compete agreements	3-5 years	2,328	1,292	1,036
Total		$645,263	$196,954	$448,309

	December 31, 2020
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$502,614	$113,934	$388,680
Developed technology	2-12 years	85,510	27,311	58,199
Trade name	3-10 years	32,729	10,151	22,578
Non-compete agreements	3-5 years	2,295	1,023	1,272
Total		$623,148	$152,419	$470,729
Amortization expense was $22.5 million and $17.9 million for the three months ended June 30, 2021 and 2020, respectively, and $44.5 million and $33.5 million for the six months ended June 30, 2021 and 2020, respectively.

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
Note 7. Property and Equipment
Property and equipment consisted of the following as of:

	June 30,	December 31,
	2021	2020
	(in thousands)

Computer equipment and software	$6,413	$5,455
Furniture and fixtures	3,867	3,728
Leasehold improvements	11,941	11,886
Total property and equipment	22,221	21,069
Less accumulated depreciation	(8,186)	(6,364)
Property and equipment, net	$14,035	$14,705
Depreciation expense was $0.9 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively.

Note 8. Capitalized Software
Capitalized software consisted of the following as of:

	June 30,	December 31,
	2021	2020
	(in thousands)

Capitalized software	$26,021	$20,339
Less: accumulated amortization	(5,854)	(4,270)
Capitalized software, net	$20,167	$16,069
Amortization expense was $0.8 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and $1.6 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
Note 9. Long-Term Debt
Long-term debt consisted of the following as of:

	June 30,	December 31,
	2021	2020
	(in thousands)

Term notes with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate, plus an applicable margin of 4.50% (5.61% and 5.65% at June 30, 2021 and December 31, 2020, respectively) quarterly principal payments of 0.25% of original principal balance with balloon payment due August 2025	$789,066	$720,964
Asset purchase agreement related to acquisition of Service Nation, Inc., zero-interest unsecured debt (effective interest of 10%) with principal payments due monthly through February 2021	—	15
Subordinated unsecured promissory note related to acquisition of Service Nation, Inc., interest paid-in-kind, interest rate at 8.5% with balloon payment due September 2022	2,746	2,633
Subordinated unsecured promissory note related to acquisition of Technique Fitness, Inc. D/B/A Club OS, interest paid-in-kind, interest rate at 7% with balloon payment due December 2022	2,563	2,476
Principal debt	794,375	726,088
Deferred financing costs on long-term debt	(992)	(1,054)
Discount on long-term debt	(27,140)	(26,702)
Total debt	766,243	698,332
Less current maturities	8,000	7,294
Long-term portion	$758,243	$691,038

The Company determines the fair value of long-term debt using discounted cash flows, applying current interest rates and current credit spreads, based on its own credit risk. Such instruments are classified as Level 2. The fair value amounts were approximately $782.2 million and $710.3 million as of June 30, 2021 and December 31, 2020, respectively.
As of January 1, 2020, the Company had an outstanding credit agreement under which the Company obtained (i) a term loan of $415.0 million (“Term Loan”), (ii) commitments for delayed draw term loans (“DDTLs”) up to $135.0 million and (iii) commitments for revolving loans (Revolver) up to $50.0 million including commitments for the issuance of up to $10.0 million of letters of credit (together, the “Credit Facility”).
During the year ended December 31, 2020, the Company entered into an amendment to the Credit Facility which provided an incremental commitment for additional DDTLs of $250.0 million, resulting in a total commitment for DDTLs of $385.0 million. The incremental commitment DDTLs bear the same terms and conditions as the original DDTLs within the Credit Facility. During the year ended December 31, 2020, the Company received proceeds of $264.7 million, net of discount on long-term debt of $9.0 million, in connection with the DDTLs. During the three and six months ended June 30, 2021, the Company received proceeds of nil and $69.2 million, respectively, net of discount on long-term debt of nil and $2.9 million, respectively, in connection with the DDTLs. The Company pays commitment fees on the revolver at a variable rate that ranges from 0.375% to 0.50% per annum (based on the Company’s most recent first lien leverage ratio) and the incremental delayed draw unused commitments of 1.5% per annum paid quarterly in arrears.

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
In March 2020, the Company borrowed $50.0 million under the revolver at rates ranging from 5.68% to 6.25%. The Company repaid the revolver in full in September 2020 and no balance was outstanding at December 31, 2020.
As of January 1, 2020, the Company also had outstanding subordinated promissory notes (“Legacy Subordinated Notes”) that included paid-in-kind (“PIK”) interest. The interest on the Legacy Subordinated Notes is all PIK and is due upon maturity. Total PIK interest was $0.1 million for each of the three months ended June 30, 2021 and 2020, and $0.2 million for each of the six months ended June 30, 2021 and 2020.
The outstanding balance of the Credit Facility at June 30, 2021 of $789.1 million is comprised of $407.8 million related to the Term Loan and $381.3 million related to the aggregate DDTLs. The outstanding balance of the Legacy Subordinated Notes at June 30, 2021 is $5.3 million.
The Company’s Credit Facility is subject to certain financial and nonfinancial covenants and is secured by substantially all assets of the Company. As of June 30, 2021, the Company was in compliance with all of its covenants.
Aggregate maturities of the Company’s debt for the years ending December 31 are as follows as of June 30, 2021 (in thousands):

Years ending December 31:
2021 (remaining six months)	$4,000
2022	13,873
2023	8,000
2024	8,000
2025	761,064
Total aggregate maturities of the Company’s debt	$794,937
Included in aggregate maturities is future paid-in-kind interest totaling $0.6 million that will accrue over the term of the related debt.
On July 6, 2021, in connection with the Company’s IPO, the Company refinanced its Credit Facility. Refer to Note 17 for additional information.

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
Note 10. Convertible Preferred Stock
On May 5, 2021, the Company amended its Certificate of Incorporation (“Third Amended and Restated Certificate of Incorporation”) to increase the number of authorized shares of Preferred Stock from 125,000,000 shares to 140,000,000 shares. At June 30, 2021, the Company was authorized to issue 140,000,000 shares of Preferred Stock, $0.00001 par value per share, of which 50,000,000 are designated as Series A, 75,000,000 are designated as Series B and 15,000,000 are designated as Series C. Each share of Series A, Series B and Series C may be converted into common stock at any time, at the option of the holder, based on a prescribed formula set forth in the Company’s Third Amended and Restated Certificate of Incorporation. In the event of a liquidation, dissolution, winding up of the Company or other similar event, liquidation payments will first be made to the holders of Series B, then to Series C, then to Series A.
The Series A shares are redeemable upon a deemed liquidation event not solely within the Company’s control. The redemption price shall be the cash or value of the property, rights or securities paid or distributed upon a deemed liquidation event. Prior to the Second Amended and Restated Certificate of Incorporation, Series A preferred stock holders were entitled to cumulative dividends that accrued at annual rate of 4% of the Series A Preferred Stock original issue price, compounded annually. The Series A preferred stock holders are not entitled to accrue additional dividends after August 23, 2019.
The Series B shares are redeemable upon a deemed liquidation event not solely within the Company’s control or upon written notice from a majority of the holders of Series B shares at any time on or after February 23, 2026. The redemption price is prescribed in the Company’s Second Amended and Restated Certificate of Incorporation, and is based on inputs including, but not limited to, the original issuance price of the Series B shares, accrued dividends whether or not declared, and the fair value of common stock.
Series B holders are entitled to cumulative dividends that accrue at an annual rate of 10% of the Series B share original issue price (as adjusted in accordance with the Company’s Second Amended and Restated Certificate of Incorporation), compounded annually. The initial original issue price for the Series B shares issued ranged from $9.12 per share to $9.14 per share. Accumulated and undeclared Series B preferred dividends were $101.1 million and $86.0 million as of June 30, 2021 and December 31, 2020, respectively. Such dividends shall be payable only upon the occurrence of a deemed liquidation event or voluntary or involuntary dissolution, liquidation or winding up of the Company without certain consents required by the organizational documents of the Company.
In May 2021, the Company issued 7,857,142 shares of Series C for proceeds of $109.8 million net of issuance costs. The Series C shares are redeemable upon a deemed liquidation event not solely within the Company’s control. The redemption price shall be the cash or value of the property, rights or securities paid or distributed upon a deemed liquidation event.
In accordance with ASC 480, Distinguishing Liabilities from Equity, if the carrying value of redeemable preferred stock is less than its redemption value, redeemable preferred stock shall be accreted to its redemption value if it is probable it will become redeemable. Prior to March 15, 2021, the Company concluded it was probable that the Series B would become redeemable due to the passage of time. However, after that date the Company concluded that it was no longer probable that the Series B would become redeemable due to the increased likelihood of a successful IPO prior to February 23, 2026. The Company’s Series B accruing dividends comprise a component of the redemption value of such stock. The Company recorded the accretion of Series B through March 15, 2021, by increasing its carrying value and recording a corresponding reduction of Additional Paid-In Capital in the amounts of nil and $13.1 million for the three months ended June 30, 2021 and 2020, respectively, and $15.1 million and $26.2 million for the six months ended June 30, 2021 and 2020, respectively.
On July 6, 2021, in connection with the Company’s IPO, the Series A, Series B, and Series C shares converted to common shares. Refer to Note 17 for additional information.

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
Note 11. Stock-Based Compensation
In 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the granting of stock-based awards, including stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, and other stock-based awards. The 2016 Plan allows for the granting of stock-based awards through January 17, 2027. As of June 30, 2021, the Company has authorized 34.7 million shares of common stock for issuance under the 2016 Plan.
Stock Options
During the six months ended June 30, 2021 and 2020, the Company granted time-based and performance-based stock options to employees and directors. Time-based options granted vest 25% after one year, and then monthly over the next three years; carry an exercise price equal to the fair market value at the date of grant as determined by the Company’s board of directors; and expire 10 years from date of grant. The overwhelming majority of performance-based options vest as follows: 50% of a holder’s award vests upon a change in control or an initial public offering if the per share cash price received in connection with such change in control or the per share offering price in such initial public offering is at least $27.4068, and the other 50% of the holder’s award vests if there is a change in control or the initial public offering price is at least $36.5424. The performance-based options generally carry an exercise price equal to the fair market value at the date of grant as determined by the board of directors and expire 10 years from date of grant. To date, no stock-based compensation expense has been recognized related to the performance-based options as the vesting of such options is not deemed probable.
Restricted Stock Awards
During 2017, the Company granted 3.9 million time vesting restricted stock awards (“RSAs”). The awards vest over a four-year period starting on October 17, 2016. On the grant date the awards were valued at $0.75 per award totaling $2.9 million. The Company records compensation expense for these awards on a straight-line basis over the vesting period, which approximates the service period. The time vesting RSAs were fully vested as of December 31, 2020.
The Company granted 1.6 million shares of funding RSAs during the year ended December 31, 2018. The funding awards only vest in the instances in which the majority owners of the Company purchase preferred stock. The shares will vest in an amount equal to a percentage of the number of preferred shares purchased by majority owners of the Company.
On August 23, 2019 and September 4, 2020, all unvested funding RSAs were modified such that the awards vest upon an investment by either of the equity sponsors and the percentage of awards that vest upon such investment was also modified. These modifications did not result in additional compensation expense at the date of each modification; however, future compensation expense for these awards will be recognized based on the fair value of the award at the modification date. The compensation expense associated with the unvested funding awards will be recorded on the vesting date. Unvested funding RSAs terminate upon the earlier of an IPO or a sale of the Company, as defined in the respective recipients’ Amended and Restated Restricted Stock Award Agreements dated May 7, 2021.
On May 7 and May 20, 2021, the Company issued 7,559,356 shares of Series C for $105.8 million and 297,773 shares of Series C for $4.2 million, respectively, to fund an acquisition. In connection with these contributions, the funding RSAs were modified, and 553,341 and 18,133, respectively, of funding RSAs vested at $17.00 per share. There was $9.7 million in compensation expense recorded in the three and six months ended June 30, 2021 in general and administrative expense in the statements of operations and comprehensive loss. There was no compensation expense related to the funding restricted stock awards during the three and six months ended June 30, 2020.

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
Stock-based Compensation Expense

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)

Cost of revenues	$4	$—	$5	$—
Sales and marketing	113	—	142	—
Product development	105	—	138	—
General and administrative	10,979	981	11,819	1,827
Total stock-based compensation expense	$11,201	$981	$12,104	$1,827

Note 12. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock as of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands except share and per share amounts)

Numerator:
Net loss	$(24,334)	$(13,685)	$(40,329)	$(33,587)
Accretion of Series B to redemption value	—	(13,105)	(15,105)	(26,210)
Numerator for basic and diluted EPS – net loss attributable to common stockholders	$(24,334)	$(26,790)	$(55,434)	$(59,797)

Denominator:
Denominator for basic and diluted EPS – weighted-average shares of common stock outstanding used in computing net loss per share	43,732,225	41,308,527	43,483,144	41,153,761

Basic and diluted net loss per share attributable to common stockholders	$(0.56)	$(0.65)	$(1.27)	$(1.45)

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect as of:

	June 30,
	2021	2020

Outstanding options to purchase common stock	14,893,093	14,097,277
Outstanding convertible preferred stock (Series A, B and C)	125,040,682	100,716,343
Total anti-dilutive outstanding potential common stock	139,933,775	114,813,620

Note 13. Fair Value of Financial Instruments
Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.
The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
•Level 1: Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.
•Level 2: Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
•Level 3: Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Liabilities historically valued with Level 3 inputs on a recurring basis are contingent consideration.
The carrying value of cash and cash equivalents, accounts receivable, contract assets and accounts payable approximate their fair value because of the short-term nature of these instruments.
There were no transfers between fair value measurement levels during the three and six months ended June 30, 2021 or 2020.

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market funds	$27,398	$—	$—	$27,398
Liability:
Contingent consideration	$—	$—	$2,066	$2,066

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market funds	$15,802	$—	$—	$15,802
Liability:
Contingent consideration	$—	$—	$2,911	$2,911

The following is a reconciliation of the opening and closing balance for contingent consideration measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2021 (in thousands):

Opening balance	$2,911
Fair value adjustments	(845)
Ending balance	$2,066
Fair value adjustments made during the six months ended June 30, 2021 result from adjustments to revenue target forecasts. The gain of $0.8 million for the six months ended June 30, 2021, is presented in general and administrative expense in the statements of operations and comprehensive loss.

Note 14. Income Taxes
We make estimates and judgments in determining our provision for income taxes for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.
Our provision for income taxes in interim periods is based on our estimated annual effective tax rate. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined. The estimated annual effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is recorded in the quarter in which the event occurs.

The income tax benefit (expense) was ($0.4 million) and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and $3.2 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively.

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
Our effective income tax rate was (1.5%) and 6.7% for the three months ended June 30, 2021 and 2020, respectively, and 7.3% and 6.1% for the six months ended June 30, 2021 and 2020, respectively.

The difference between the effective tax rate and the statutory rate for the three and six months ended June 30, 2021 was primarily driven by acquisition accounting, the exclusion of loss companies from the quarterly tax computation, a Jordanian tax holiday, a discrete item resulting from a United Kingdom corporate income tax rate change impacting United Kingdom deferred tax assets and liabilities and estimated current state taxes recorded in the three months ended June 30, 2021.

The difference between the effective tax rate and the statutory rate for the three and six months ended June 30, 2020 was primarily driven by the exclusion of loss companies from the quarterly tax computation and the change in valuation allowance on existing deferred tax assets as a result of acquisition accounting.

Note 15. Commitments and Contingencies
The Company is obligated under non-cancelable operating leases for office space and office machines expiring through 2030. Most of these leases include renewal options. Future minimum payments due under the existing lease agreements are as follows as of June 30, 2021 (in thousands):

Years ending December 31:
2021 (remaining six months)	$4,115
2022	7,611
2023	6,683
2024	5,048
2025	4,494
Thereafter	16,710
Total Future minimum payments due	$44,661

Included in the condensed consolidated statements of operations and comprehensive loss is total rent expense of approximately $2.5 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively, and $4.6 million and $5.1 million for the six months ended June 30, 2021 and 2020, respectively.
From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of June 30, 2021 and December 31, 2020, the Company recorded a liability in the amount of $9.3 million and $8.3 million, respectively, within other long-term liabilities as a provision for sales and use tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
Note 16. Geographic Areas

The following table sets forth long-lived assets by geographic area as of:

	June 30,	December 31,
	2021	2020
	(in thousands)

United States	$31,601	$28,077
International	$2,601	$2,697

Note 17. Subsequent Events

Initial Public Offering

On July 6, 2021, the Company completed its IPO, in which the Company issued and sold 19.1 million shares of its common stock at a public offering price of $17.00 per share. After underwriter discounts and its commissions, net proceeds from the IPO were approximately $303.9 million. Additionally, we incurred other IPO related fees of approximately $7 million. On July 29, 2021, the underwriters of our IPO fully exercised their over-allotment option, resulting in the sale of an additional 2.8 million shares at the IPO price of $17.00 per share and after underwriter discounts, net proceeds were $43.9 million.

In connection with the IPO, the Company’s outstanding convertible preferred stock converted into shares of common stock on a one-for-one basis (see Note 10). Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital. Immediately prior to the closing of the IPO, the Company filed an amended and restated certificate of incorporation on July 6, 2021 with the Secretary of State of the State of Delaware to authorize the issuance of up to 2,050,000,000 shares, par value $0.00001 per share, consisting of 2,000,000,000 shares of common stock and 50,000,000 shares of preferred stock.

In connection with the IPO, the Company refinanced its outstanding credit facility (see Note 9) on July 6, 2021. The Company entered into a new credit facility (“New Credit Agreement”) that includes term loans in an aggregate principal amount of $350.0 million (“New Term Loans”) and a revolver with a capacity of $190.0 million (“New Revolver”), of which it borrowed $79.0 million upon closing. The proceeds from the New Term Loans and New Revolver were used in conjunction with the proceeds from the IPO to retire the existing Credit Facility. The New Term Loans have a term of seven years, and quarterly payments of principal of $0.9 million and interest in arrears. The New Revolver has a term of five years. Borrowings under the New Credit Agreement will be available as alternate base rate (“ABR”) or Eurocurrency borrowings. ABR borrowings under the New Credit Agreement accrue interest at an alternate base rate plus an applicable rate, and Eurocurrency borrowings accrue interest at an adjusted LIBOR rate plus an applicable rate. The ABR rate represents the greater of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and an adjusted LIBOR rate for a one month interest period plus 1%. The applicable rate for the New Term Loans and the New Revolver is 3% for Eurocurrency borrowings and 2% for ABR borrowings, in each case subject to change based on our first lien net leverage ratio. The Company concluded that the refinance qualified as an extinguishment of the existing Credit Facility. In connection therewith, the Company recorded a loss on extinguishment of debt of approximately $28.7 million in July 2021.

On August 4, 2021, the Company used the net proceeds from the sale of the additional shares of common stock following the exercise of the underwriters’ over-allotment option granted in our IPO to repay $44.0 million of the amount outstanding under the New Revolver.

EverCommerce Inc.
June 30, 2021
Notes to Condensed Consolidated Financial Statements
Private Placement

On July 6, 2021 we sold 4,411,764 shares of our common stock to entities affiliated with Silver Lake in a private placement at a purchase price equal to the IPO price of $17.00 per share of common stock for net proceeds of $75.0 million.

2021 Incentive Award Plan

In connection with the IPO, the Company’s board of directors adopted and the Company’s stockholders approved the 2021 Incentive Award Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO. The 2021 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2021 Plan is 22,000,000 shares, inclusive of available shares previously reserved for issuance under the 2016 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 3% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 22,000,000 shares may be issued upon the exercise of incentive stock options.

2021 Employee Stock Purchase Plan

In connection with the IPO, the Company’s board of directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is designed to allow our eligible employees to purchase shares of our common stock, at periodic intervals, with their accumulated payroll deductions. The ESPP consists of two components: a Section 423 component, which is intended to qualify under Section 423 of the Internal Revenue Code (the “Code”) and a non-Section 423 component, which need not qualify under Section 423 of the Code. The aggregate number of shares of our common stock that will initially be reserved for issuance under the ESPP will be equal to the sum of (i) 4,500,000 shares and (ii) an annual increase on the first day of each calendar year beginning in 2022 and ending in and including 2031 equal to the lesser of (A) one percent (1%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by our board of directors; provided that in no event will more than 60,000,000 shares of our common stock be available for issuance under the Section 423 component of the ESPP.

Acquisitions

On July 8, 2021, the Company acquired 100% of the interest of Timely LTD (“Timely”), a New Zealand booking and business management software company for $99.9 million.

On July 8, 2021, the Company acquired 100% of the interest of Medical Design Technologies (“MDTech”), a provider of electronic charge capture solutions to physicians via its SaaS-based MD Coder application, for $16.1 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to "EverCommerce Inc.," the “Company,” “we,” “us” and “our” refer to EverCommerce Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes included in our final prospectus for our initial public offering of our common stock (“IPO”) dated as of June 30, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on July 6, 2021 (the “Prospectus”). Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

EverCommerce is a leading provider of integrated, vertically-tailored software-as-a-service (SaaS) solutions for service-based small- and medium-sized businesses (“service SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. Today, we serve over 500,000 customers across three core verticals: Home Services; Health Services; and Fitness & Wellness Services. Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as home improvement contractors and home maintenance technicians, to physician practices and therapists within health services, to personal trainers and salon owners within fitness and wellness. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly specialized demands, as well as highly complementary solutions that complete end-to-end offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences.

We offer several vertically-tailored suites of solutions, each of which follows a similar and repeatable go-to-market playbook: offer a “system of action” Business Management Software that streamlines daily business workflows, integrate highly complementary, value-add adjacent solutions, and complete gaps in the value chain to create end-to-end solutions. These solutions focus on addressing how service SMBs market their services, streamline operations, and retain and engage their customers.

•Business Management Software: Our vertically-tailored Business Management Software is the system of action at the center of a service business’ operation, and is typically the point-of-entry and first solution adopted by a customer. Our software, designed for the day-to-day workflow needs of businesses in specific vertical end markets, streamlines front and back-office processes and provides polished customer-facing experiences. Using these offerings, service SMBs can focus on growing their customers, improving their services and driving more efficient operations.

•Billing & Payment Solutions: Our Billing & Payment Solutions provide integrated payments, billing and invoicing automation, and business intelligence and analytics. Our omni-channel payments capabilities include point-of-sale (“POS”), eCommerce, online bill payments, recurring billing, electronic invoicing, and mobile payments. Supported payment types include credit card, debit card and ACH processing. Our payments platform also provides a full suite of service commerce features, including customer management as well as cash flow reporting and analytics. These value-add features help SMBs to ensure more timely billing and payments collection and provide improved cash flow visibility.

•Customer Engagement Applications: Our Customer Engagement Applications modernize how businesses engage and interact with customers by leveraging innovative, bespoke customer listening and communication solutions to improve the customer experience and increase retention. Our software provides customer listening capabilities with real-time customer surveying and analysis to allow standalone businesses and multi-location brands to receive voice-of-the-customer insights and manage the customer experience lifecycle. These applications include: customer health scoring, customer support systems, real-time alerts,

NPS-based customer feedback collection, review generation and automation, reputation management, customer satisfaction surveying, and a digital communication suite, among others. These tools help our customers gain actionable insights, increase customer loyalty and repeat purchases, and improve customer experiences.

•Marketing Technology Solutions: Our Marketing Technology Solutions work with our Customer Engagement Applications to help customers build their businesses by invigorating marketing operations and improving return on investment across the customer lifecycle. These solutions help businesses to manage campaigns, generate quality leads, increase conversion and repeat sales, improve customer loyalty and provide a polished brand experience. Our solutions include: custom website design, development and hosting, responsive web design, marketing campaign design and management, search engine optimization (“SEO”), paid search and display advertising, social media and blog automation, call tracking, review monitoring, and marketplace lead generation, among others.

We go to market with suites of solutions that are aligned to our three core verticals: (1) the EverPro suite of solutions in Home Services; (2) the EverHealth suite of solutions within Health Services; and (3) the EverWell suite of solutions in Fitness & Wellness Services. Within each suite, our Business Management Software – the system of action at the center of a service business’ operation – is typically the first solution adopted by a customer. This vertically-tailored point-of-entry provides us with an opportunity to cross-sell adjacent products, previously offered as fragmented and disjointed point solutions by other software providers. This “land and expand” strategy allows us to acquire customers with key foundational solutions and expand into offerings via product development and acquisitions that cover all workflows and power the full scope of our customers’ businesses. This results in a self-reinforcing flywheel effect, enabling us to drive value for our customers and, in turn, improve customer stickiness, increase our market share, and fuel our growth.

We generate three types of revenue: (i) Subscription and Transaction Fees, which are primarily recurring revenue streams, (ii) Marketing Technology Solutions, which includes both recurring and re-occurring revenue streams and (iii) Other revenue which consists primarily of one-time revenue streams. Our recurring revenue generally consists of monthly, quarterly, and annual software and maintenance subscriptions, transaction revenue associated with integrated payments and billing solutions and monthly contracts for marketing technology solutions. Additionally, our re-occurring revenue includes revenue related to the sale of marketing campaigns and lead generation under contractual arrangements with customers.

•Subscription and Transaction Fees revenue includes: (i) recurring monthly, quarterly and annual SaaS subscriptions and software license and maintenance fees from the sale of our Business Management, Customer Engagement, and Billing and Payment solutions; (ii) payment processing fees based on the transaction volumes processed through our integrated payment solutions and processing fees based on transaction volumes for our revenue cycle management, chronic care management and health insurance clearinghouse solutions; and (iii) membership subscriptions and our share of rebates from suppliers generated though group purchasing programs.

•Marketing Technology Solutions revenue includes: (i) recurring revenues for managing digital advertising programs on behalf of our customers including website hosting, search engine management and optimization, social media management and blog automation; and (ii) re-occurring fees paid by service professionals for consumer leads generated by our various platforms.

•Other revenue includes: (i) consulting, implementation, training and other professional services; (ii) website development; (iii) revenue from various business development partnerships; (iv) event income; and (v) hardware sales related to our business management or payment software solutions.

Our business benefits from attractive unit economics. Approximately 95% of our revenue in the six months ended June 30, 2021 and the year ended December 31, 2020 was recurring or re-occurring, and we maintained a stable average monthly net pro forma revenue retention rate of 99% or more in each of the last 9-quarters. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.

Our calculation of net pro forma revenue retention rate remains consistent with prior periods. This rate for any fiscal period includes the positive recurring and re-occurring revenue impacts of selling new solutions to existing customers and the negative impacts of contraction and attrition among this set of customers. Our net pro forma revenue retention rate may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of solutions, new acquisitions and our ability to retain our customers. Our calculation of net pro forma revenue retention rate may differ from similarly titled metrics presented by other companies.

We acquire companies to deepen our competitive moats in existing verticals, and enter new verticals and geographies. We have acquired 51 companies since our inception, including 9 in 2020 and 4 in 2021 as of July 31, 2021. We have an established framework for identification, execution, integration, and onboarding of targets, which leverages our significant acquisition experience and utilizes internal criteria for evaluating acquisition candidates and prospective businesses. We have developed and refined our internal criteria over time with our acquisitions, which has helped us to more readily identify attractive and complementary targets that can be efficiently onboarded. These acquired solutions can bring deep industry expertise and vertically-tailored software solutions that provide additional sources of growth. We believe that our methodology, track record, and reputation for sourcing, evaluating, and integrating acquisitions positions us as an “acquirer-of-choice” for potential targets.

Initial Public Offering

On July 6, 2021, we completed our IPO which resulted in the issuance and sale of 19,117,648 shares of common stock at the IPO price of $17.00 generating net proceeds of $303.9 million after deducting underwriting discounts. Additionally, we incurred other IPO related fees of approximately $7 million. On July 29, 2021, the underwriters of our IPO fully exercised their over-allotment option, resulting in the sale of an additional 2.8 million shares at the IPO price of $17.00 per share and after underwriter discounts, net proceeds were $43.9 million.

Private Placement

On July 6, 2021 we sold 4,411,764 shares of our common stock to entities affiliated with Silver Lake in a private placement at a purchase price equal to the IPO price of $17.00 per share of common stock for net proceeds of $75.0 million.

Impact of COVID-19

The COVID-19 pandemic has caused economies, businesses, markets and communities around the globe to be disrupted, and in many cases, shut-down. In the interest of public health, many governments closed physical stores and business locations deemed to be non-essential, which has caused increasing unemployment levels and businesses to permanently close. Many SMBs have been adversely impacted by the COVID-19 pandemic, and as a result, certain of our business operations were negatively impacted, while others have benefited from customers shifting to technology-focused, digital-first business models. A McKinsey survey from October 2020 revealed that global business executives have accelerated the digitization of their customer and supply-chain interactions by as much as three to four years. Although we cannot predict when the United States and global economy will fully recover from the COVID-19 pandemic, we believe that our business is well positioned to be a partner-of-choice for new customers, to capitalize on the growing trend of digital transformation, and to benefit from the revival of the SMB economy. Nevertheless, we do not have certainty that a full economic recovery will happen in the near future, and it is possible that the prolonging of the COVID-19 pandemic will adversely affect our business, financial condition, and results of operations. For more information regarding the potential impact of the COVID-19 pandemic on our business, refer to Part II. Item 1A. “Risk Factors—Risks Related to our Business—The outbreak of the novel strain of coronavirus disease has impacted, and a future pandemic, epidemic or outbreak of an infectious disease in the United States could impact, our business, financial condition and results of operations, as well as the business or operations of third parties with whom we conduct business.”

Impact on Operations

In March 2020, in compliance with the local, state and federal government regulations, we transitioned our worldwide workforce and operations to a remote, work-from-home setting, with the exception of certain customer support personnel. We quickly developed a plan of action, supplied our employees with the necessary equipment and tools, and while we have started to return a portion of our workforce to physical locations, we have retained functionality and practices to be able to work remotely as needed. Additionally, in the second quarter of 2020 we completed a reduction in our workforce. We do not believe remote operations or the impact from our reduction in workforce have significantly impacted productivity of our workforce.

Impact on Financial Performance

The COVID-19 pandemic negatively impacted our financial performance in 2020 due to the adverse impact the pandemic had on certain service SMBs. However, given the diversification of our business, the financial impact was primarily limited to declines in revenue attributable to customers in the fitness and wellness and health services verticals. In the three months ended June 30, 2020, our revenue declined 4.7% sequentially from the three months ended March 31, 2020, excluding the impact of acquisitions closed in the first and second quarters of 2020. However, we have seen our revenue growth levels return as the impact of the pandemic has lessened and many SMBs have resumed operations. Our sequential revenue growth was 13.9% in the three months ended June 30, 2021 compared to the three months ended March 31, 2021, excluding the impact of acquisitions closed in the first quarter of 2021. In the three months ended June 30, 2021, our revenue increased 25.2% compared to the three months ended June 30, 2020, excluding the impact of all acquisitions closed subsequent to March 31, 2020.

In the second quarter of 2020 we proactively responded to the significant uncertainty around the severity and duration of the COVID-19 pandemic, including a reduction in workforce. Additionally, we reduced other operating expenses to maintain current levels of profitability and cash flow. As restrictions started to lift throughout 2020 we saw slight improvements in the sale of our solutions to health service professionals, but throughout 2020 and into fiscal year 2021 we have continued to see impacts from COVID-19 on sales to our customers in the fitness and wellness vertical.

Given the impacts of COVID-19 continue to rapidly evolve, the extent to which COVID-19 may further impact our financial condition, results of operations, or liquidity continues to be uncertain and difficult to predict. Growth trends continue to vary by vertical and specific solutions, depending primarily on differences in the timing and phases of re-openings. Our priority remains the safety of our employees, customers and the communities in which we live and operate. We continue to remain in close and regular contact with our employees, customers, business partners and communities to help navigate these challenging times.

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, please see “Key Factors Affecting Our Performance” in the Management’s Discussion and Analysis section of our Prospectus.

Key Business and Financial Metrics

In addition to our results and measures of performance determined in accordance with GAAP, we believe the following key business and non-GAAP financial measures are useful in evaluating and comparing our financial and operational performance over multiple periods, identifying trends affecting our business, formulating business plans and making strategic decisions.

Pro Forma Revenue Growth Rate

Pro Forma Revenue Growth Rate is a key performance measure that our management uses to assess our consolidated operating performance over time. Management also uses this metric for planning and forecasting purposes.

Our year-over-year Pro Forma Revenue Growth Rate is calculated as though all acquisitions closed as of the end of the latest period were closed as of the first day of the prior year period presented. In calculating Pro Forma Revenue Growth Rate, we add the revenue from acquisitions for the reporting periods prior to the date of acquisition (including estimated purchase accounting adjustments) to our results of operations, and then calculate our revenue growth rate between the two reported periods. As a result, Pro Forma Revenue Growth Rate includes pro forma revenue from businesses acquired during the period, including revenue generated during periods when we did not yet own the acquired businesses. In including such pre-acquisition revenue, Pro Forma Revenue Growth Rate allows us to measure the underlying revenue growth of our business as it stands as of the end of the respective period, which we believe provides insight into our then-current operations. Pro Forma Revenue Growth Rate does not represent organic revenue generated by our business as it stood at the beginning of the respective period. Pro Forma Revenue Growth Rates are not necessarily indicative of either future results of operations or actual results that might have been achieved had the acquisitions been consummated on the first day of the prior year period presented. We believe that this metric is useful to investors in analyzing our financial and operational performance period over period and evaluating the growth of our business, normalizing for the impact of acquisitions. This metric is particularly useful to management due to the number of acquired entities.

Due primarily to the impact of the COVID-19 pandemic, our Pro Forma Revenue Growth Rate was 6.7% in 2020, a decrease from 15.8% in 2019, as certain of the markets in which we operate were significantly impacted by the pandemic. For example, fitness and wellness businesses, such as salons, gyms, yoga studios, and classes experienced prolonged periods of closure and restricted operations in 2020, with many closing down their business permanently. As the economy has continued to reopen and additional local, state and federal restrictions have been scaled back, our Pro Forma Revenue Growth Rate has continued to increase.

	Three Months Ended June 30,	Six Months Ended June 30,
	2021

Pro Forma Revenue Growth Rate	31.1%	21.2%

Non-GAAP Financial Measures

Adjusted Gross Profit

Adjusted Gross Profit is a key performance measure that our management uses to assess our operational performance, as it represents the results of revenues and direct costs, which are key components of our operations. We believe that this non-GAAP financial measure is useful to investors and other interested parties in analyzing our financial performance because it reflects the gross profitability of our operations, and excludes the indirect costs associated with our sales and marketing, product development, general and administrative activities, and depreciation and amortization, and the impact of our financing methods and income taxes.

We calculate Adjusted Gross Profit as gross profit (as defined below) adjusted to exclude depreciation and amortization allocated to cost of revenues. Adjusted Gross Profit should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other GAAP measures of income (loss) or profitability. The following table presents a reconciliation of gross profit, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted Gross Profit on a consolidated basis.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	(in thousands)

Gross profit(1)	$75,521	(2)	$46,681	(3)	$140,166	(4)	$92,579	(5)
Depreciation and amortization	4,673		3,584		9,260		6,899
Adjusted gross profit	$80,194		$50,265		$149,426		$99,478

(1)Gross profit is calculated as total revenues less cost of revenues (exclusive of depreciation and amortization), amortization of developed technology, amortization of capitalized software and depreciation expense (allocated to cost of revenues).
(2)For the three months ended June 30, 2021, gross profit represents total revenues of $121.1 million less cost of revenues (exclusive of depreciation and amortization) of $40.9 million, amortization of developed technology of $3.5 million, amortization of capitalized software of $0.8 million and depreciation expense (allocated to cost of revenues) of $0.4 million.
(3)For the three months ended June 30, 2020, gross profit represents total revenues of $79.3 million less cost of revenues (exclusive of depreciation and amortization) of $29.1 million, amortization of developed technology of $2.6 million, amortization of capitalized software of $0.6 million and depreciation expense (allocated to cost of revenues) of $0.3 million.
(4)For the six months ended June 30, 2021, gross profit represents total revenues of $226.0 million less cost of revenues (exclusive of depreciation and amortization) of $76.5 million, amortization of developed technology of $6.9 million, amortization of capitalized software of $1.6 million and depreciation expense (allocated to cost of revenues) of $0.8 million.
(5)For the six months ended June 30, 2020, gross profit represents total revenues of $156.4 million less cost of revenues (exclusive of depreciation and amortization) of $56.9 million, amortization of developed technology of $5.1 million, amortization of capitalized software of $1.1 million and depreciation expense (allocated to cost of revenues) of $0.7 million.

Adjusted EBITDA

Adjusted EBITDA is a key performance measure that our management uses to assess our financial performance and is also used for internal planning and forecasting purposes. We believe that this non-GAAP financial measure is useful to investors and other interested parties in analyzing our financial performance because it provides a comparable overview of our operations across historical periods. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of net income (loss) to Adjusted EBITDA, helps investors make comparisons between our company and other companies that may have different capital structures, different tax rates, and/or different forms of employee compensation.

Adjusted EBITDA is used by our management team as an additional measure of our performance for purposes of business decision-making, including managing expenditures, and evaluating potential acquisitions. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in our financial results that may not be shown solely by period-to-period comparisons of net income or income from continuing operations. In addition, we may use Adjusted EBITDA in the incentive compensation programs applicable to some of our employees. Our Management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items, and may not be directly comparable to similarly titled metrics used by other companies.

We calculate Adjusted EBITDA as net income (loss) adjusted to exclude interest and other expense, net, income tax expense (benefit), depreciation and amortization, other amortization, acquisition related costs, stock-based compensation, and other non-recurring costs. Other amortization includes amortization for capitalized contract acquisition costs. Acquisition related costs are specific deal-related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. Other non-recurring costs are expenses such as system implementation costs and severance related to planned restructuring activities. Acquisition related costs and other non-recurring costs are excluded as they are not representative of our underlying operating performance. Adjusted EBITDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other GAAP measures of income (loss). The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA on a consolidated basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)

Net loss	$(24,334)	$(13,685)	$(40,329)	$(33,587)
Adjusted to exclude the following:
Interest and other expense, net	13,165	10,146	26,114	20,897
Income tax expense (benefit)	367	(977)	(3,160)	(2,174)
Depreciation and amortization	24,224	19,310	47,921	36,148
Other amortization	677	410	1,277	794
Acquisition related costs	1,142	1,780	2,240	2,273
Stock-based compensation	11,201	981	12,104	1,827
Other non-recurring costs	1,131	1,461	2,716	1,461
Adjusted EBITDA	$27,573	$19,426	$48,883	$27,639

Description of Certain Components of Financial Data

Revenues

We derive our revenue from three primary sources which are described in detail below: (i) Subscription and Transaction Fees, which are primarily recurring revenue streams, (ii) Marketing Technology Solutions, which includes both recurring and re-occurring revenue streams, and (iii) Other revenue, which consists primarily from the sale of distinct professional services and hardware. Our revenue recognition policies are discussed in more detail under “Critical Accounting Policies and Significant Judgments and Estimates.”

Subscription and Transaction Fees: Revenue includes (i) recurring monthly, quarterly and annual SaaS subscriptions and software license and maintenance fees from the sale of our Business Management, Customer Engagement, and Billing and Payment solutions; (ii) payment processing fees based on the transaction volumes processed through our integrated payment solutions and processing fees based on transaction volumes for our revenue cycle management, chronic care management and health insurance clearinghouse solutions; and (iii) membership subscriptions and our share of rebates from suppliers generated though group purchasing programs. Our revenue from payment processing fees is recorded net of credit card and ACH processing and interchange charges in the month the services are performed.

Marketing Technology Solutions: Revenue includes (i) recurring revenues for managing digital advertising programs on behalf of our customers including website hosting, search engine management and optimization, social media management and blog automation; and (ii) re-occurring fees paid by service professionals for consumer leads generated by our various platforms.

Other: Revenue includes (i) consulting, implementation, training and other professional services; (ii) website development; (iii) revenue from various business development partnerships; (iv) event income; and (v) hardware sales related to our business management or payment software solutions.

Cost of Revenues

Cost of revenue (exclusive of depreciation and amortization) consists primarily of employee costs for our customer success teams, media expense related to our lead generation solutions, campaign mail expense, contract services, hosting costs, partnership costs and promotional costs.

We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the mix of revenue between subscription and transaction fees and marketing technology solutions, labor costs, third-party expenses and acquisitions. In particular, marketing technology solutions revenue generally has a higher cost of revenue as a percentage of revenue than our subscription and transaction fee revenue. For the three and six months ended June 30, 2021, revenue from subscription and transaction fees increased 64.0% and 47.9%, respectively, compared to the three and six months ended June 30, 2020, whereas marketing technology solutions revenue increased 37.8% and 49.5%, respectively. To the extent our marketing technology solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our subscription and transaction fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.

Sales and Marketing

Sales and marketing expense consist primarily of employee costs for our sales and marketing personnel, including salaries, benefits, bonuses, and sales commissions. Sales and marketing expenses also include advertising costs, travel-related expenses and costs to market and promote our products, direct customer acquisition costs, costs related to conferences and events, and partner/broker commissions. Software and subscription services dedicated for use by our sales and marketing organization, and outside services contracted for sales and marketing purposes are also included in sales and marketing expense. Sales commissions that are incremental to obtaining a customer contract are deferred and amortized ratably over the estimated period of our relationship with that customer. We expect our sales and marketing expenses will increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth. We also anticipate that sales and marketing expenses will increase as a percentage of revenue in the near and medium-term.

Product Development

Product development expense consists primarily of employee costs for our product development, including salaries, benefits, and bonuses. Product development expenses also include third-party outsourced technology costs incurred in developing our platforms, and computer equipment, software, and subscription services dedicated for use by our product development organization. We expect our product development expenses to increase in absolute dollars and remain generally consistent as a percentage of revenue for the foreseeable future as we continue to dedicate substantial resources to develop, improve and expand the functionality of our solutions.

General and Administrative

General and administrative expense consists of employee costs for our executive leadership, accounting, finance, legal, human resources, and other administrative personnel, including salaries, benefits, bonuses, and stock-based compensation. General and administrative expenses also include external legal, accounting, and other professional services fees, rent, software and subscription services dedicated for use by our general and administrative employees, and other general corporate expenses. We expect general and administrative expense to increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth and as a result of increased costs as a result of becoming a public company. We also anticipate that general and administrative expenses will increase as a percentage of revenue in the near and medium-term. As we are able to further scale our operations in the future, we would expect that general and administrative expenses would decrease as a percentage of revenue.

Depreciation and Amortization

Depreciation and amortization primarily relate to intangible assets, property and equipment, and capitalized software.

Interest and Other Expense, net

Interest and other expense, net, primarily consists of interest expense on long-term debt. It also includes amortization expense of financing costs and discounts, as well as realized and unrealized gains and losses.

Income Tax Expense (Benefit)

We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. Income taxes are recognized for the amount of taxes payable by the Company's corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

Results of Operations

The following tables summarize key components of our results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. We operate as a single reportable segment to reflect the way our chief operating decision maker (“CODM”) reviews and assesses the performance of our business. For additional information concerning our accounting policies, see Note 2 to our consolidated financial statements for the year ended December 31, 2020 included in our Prospectus.

Impact of Acquisitions

The comparability of our operating results is impacted by our business combinations and acquisitions. In our discussion of changes in our results of operations for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, we quantitatively disclose the impact of the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations, and as such the discussion is focused on major changes in components of costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)

Revenues:
Subscription and transaction fees	$85,136	$51,898	$160,331	$108,396
Marketing technology solutions	31,976	23,197	57,364	38,379
Other	3,938	4,250	8,261	9,595
Total revenues	121,050	79,345	225,956	156,370
Operating expenses:
Cost of revenues(1) (exclusive of depreciation and amortization presented separately below)	40,856	29,080	76,530	56,892
Sales and marketing(1)	22,802	10,629	42,491	24,233
Product development(1)	12,047	6,208	22,372	14,660
General and administrative(1)	31,923	18,634	54,017	39,301
Depreciation and amortization	24,224	19,310	47,921	36,148
Total operating expenses	131,852	83,861	243,331	171,234
Operating loss	(10,802)	(4,516)	(17,375)	(14,864)
Interest and other expense, net	(13,165)	(10,146)	(26,114)	(20,897)
Net loss before income tax benefit	(23,967)	(14,662)	(43,489)	(35,761)
Income tax benefit	(367)	977	3,160	2,174
Net loss	$(24,334)	$(13,685)	$(40,329)	$(33,587)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)

Cost of revenues	$4	$—	$5	$—
Sales and marketing	113	—	142	—
Product development	105	—	138	—
General and administrative	10,979	981	11,819	1,827
Total stock-based compensation expense	$11,201	$981	$12,104	$1,827

Comparison of the three and six months ended June 30, 2021 and 2020

Revenues

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Revenues:
Subscription and transaction fees	$85,136	$51,898	$33,238	64.0%
Marketing technology solutions	31,976	23,197	8,779	37.8%
Other	3,938	4,250	(312)	(7.3)%
Total revenues	$121,050	$79,345	$41,705	52.6%

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Revenues:
Subscription and transaction fees	$160,331	$108,396	$51,935	47.9%
Marketing technology solutions	57,364	38,379	18,985	49.5%
Other	8,261	9,595	(1,334)	(13.9)%
Total revenues	$225,956	$156,370	$69,586	44.5%

Revenues increased $41.7 million or 52.6% and $69.6 million or 44.5% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020. These increases were primarily driven by increases in subscription and transaction fees of $33.2 million and $51.9 million, respectively, and marketing technology solutions of $8.8 million and $19.0 million, respectively. The increases in subscription and transaction fees related to growth in our customer base, higher transaction volumes processed through our payments platform and revenue earned from acquisitions completed in 2021 and 2020. Included in revenues for the three and six months ended June 30, 2021 is $20.0 million and $36.7 million of revenue from acquisitions closed subsequent to June 30, 2020.

Cost of Revenues

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Cost of revenues (exclusive of depreciation and amortization presented separately below)	$40,856	$29,080	$11,776	40.5%
Percentage of revenues	33.8%	36.6%

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Cost of revenues (exclusive of depreciation and amortization presented separately below)	$76,530	$56,892	$19,638	34.5%
Percentage of revenues	33.9%	36.4%

Cost of revenues increased by $11.8 million or 40.5% and $19.6 million or 34.5% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020. Increases for the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020 include $3.9 million and $5.8 million in personnel and compensation expense, respectively, $2.4 million and $4.1 million in outsourced services, respectively, and other miscellaneous increases including, but not limited to, campaign mail expense, promotional expense and hosting expense for our products. As a percentage of revenue, cost of revenue was 33.8% and 36.6% for the three months ended June 30, 2021 and 2020, respectively, and 33.9% and 36.4% for the six months ended June 30, 2021 and 2020, respectively. Cost of revenues decreased as a percent of revenue primarily due to the mix of businesses acquired in 2021 and 2020.

Sales and Marketing

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Sales and marketing	$22,802	$10,629	$12,173	114.5%
Percentage of revenues	18.8%	13.4%

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Sales and marketing	$42,491	$24,233	$18,258	75.3%
Percentage of revenues	18.8%	15.5%

Sales and marketing expenses increased by $12.2 million or 114.5% and $18.3 million or 75.3% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020. These increases were primarily driven by increases of $4.4 million and $7.0 million in personnel and compensation expense, respectively, $2.4 million and $3.6 million in partner commission, respectively, and $1.7 million and $3.1 million in advertising spend, respectively. As a percentage of revenue, sales and marketing was 18.8% and 13.4% for the three months ended June 30, 2021 and 2020, respectively, and 18.8% and 15.5% for the six months ended June 30, 2021 and 2020, respectively.

Product Development

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Product development	12,047	6,208	$5,839	94.1%
Percentage of revenues	10.0%	7.8%

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Product development	22,372	14,660	$7,712	52.6%
Percentage of revenues	9.9%	9.4%

Product development expenses increased by $5.8 million or 94.1% and $7.7 million or 52.6% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020. These increases were primarily driven by increases in product development related personnel expenses of $3.6 million and $3.9 million, respectively, due to investments in additions to our technology teams to support our various solutions as well as centralized security operations, information technology, and cloud engineering. As a percentage of revenue, product development expenses were 10.0% and 7.8% for the three months ended June 30, 2021 and 2020, respectively, and 9.9% and 9.4% for the six months ended June 30, 2021 and 2020, respectively.

General and Administrative

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

General and administrative	31,923	18,634	$13,289	71.3%
Percentage of revenues	26.4%	23.5%

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

General and administrative	54,017	39,301	$14,716	37.4%
Percentage of revenues	23.9%	25.1%

General and administrative expenses increased by $13.3 million or 71.3% and $14.7 million or 37.4% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020. These increases were primarily driven by increases in stock-based compensation expense and personnel and compensation expense, partially offset by decreases in professional fees. For additional details regarding our stock-based compensation expense related to the vesting of certain restricted stock awards refer to Note 11. As a percentage of revenue, general and administrative expenses were 26.4% and 23.5% for the three months ended June 30, 2021 and 2020, respectively, and 23.9% and 25.1% for the six months ended June 30, 2021 and 2020, respectively.

Depreciation and Amortization

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Depreciation and amortization	$24,224	$19,310	$4,914	25.4%
Percentage of revenues	20.0%	24.3%

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Depreciation and amortization	$47,921	$36,148	$11,773	32.6%
Percentage of revenues	21.2%	23.1%

Depreciation and amortization increased by $4.9 million or 25.4% and $11.8 million or 32.6% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020. These increases were primarily driven by increases of $4.6 million and $11.0 million in intangible assets amortization as a result of intangible asset additions from our 2020 and 2021 acquisitions, respectively. As a percentage of revenue, depreciation and amortization expenses were 20.0% and 24.3% for the three months ended June 30, 2021 and 2020, respectively, and 21.2% and 23.1% for the six months ended June 30, 2021 and 2020, respectively.

Interest and Other Expense, net

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Interest and other expense, net	$13,165	$10,146	$3,019	29.8%
Percentage of revenues	10.9%	12.8%

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Interest and other expense, net	$26,114	$20,897	$5,217	25.0%
Percentage of revenues	11.6%	13.4%

Interest and other expense, net, increased by $3.0 million or 29.8% and $5.2 million or 25.0% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020. These increases were primarily driven by additional borrowings under our Credit Facilities (as defined below) to support acquisition activity. As a percentage of revenue, interest and other expense were 10.9% and 12.8% for the three months ended June 30, 2021 and 2020, respectively, and 11.6% and 13.4% for the six months ended June 30, 2021 and 2020, respectively.

Income Tax Benefit (Expense)

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Income tax benefit (expense)	$(367)	$977	$(1,344)	(137.6)%
Percentage of revenues	(0.3)%	1.2%

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Income tax benefit	$3,160	$2,174	$986	45.4%
Percentage of revenues	1.4%	1.4%

Income tax benefit (expense) increased (decreased) by ($1.3 million) or (137.6%) and $1.0 million or 45.4% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020. The decrease for the three month period was primarily driven by the exclusion of loss companies from the quarterly tax computation and a change in valuation allowance on existing deferred tax assets as a result of acquisition accounting in the prior year. The increase in the six month period was primarily driven by a discrete item resulting from a United Kingdom corporate income tax rate change impacting United Kingdom deferred tax assets and liabilities, exclusion of loss companies from the quarterly tax computation, a Jordanian tax holiday, and the accrual of estimated current state taxes.

Liquidity and Capital Resources

To date, our primary sources of liquidity have been net cash provided by operating activities, proceeds from preferred stock issuances and proceeds from long-term debt. Our primary use of liquidity has been acquisitions of businesses. Absent significant deterioration of market conditions, we expect that working capital requirements, capital expenditures, acquisitions, debt servicing, and lease obligations will be our principal needs for liquidity going forward. During the six months ended June 30, 2021, we have completed two acquisitions for total consideration of $69.8 million. During the year ended December 31, 2020, we completed nine acquisitions for total consideration of $415.3 million.

As of June 30, 2021, we had cash, cash equivalents and restricted cash of $202.6 million, $50.0 million of available borrowing capacity under our Revolver, no available borrowing capacity under our Delayed Draw Term Loan (as defined below) commitments and $789.1 million outstanding under our Credit Facilities. We believe that our existing cash, cash equivalents and restricted cash, availability under our New Credit Facilities (as defined below), and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. We expect to consummate acquisitions of complementary businesses in the future that could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. In particular, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part II, Item 1A.“Risk Factors.”

Cash Flows

The following table sets forth cash flow data for the periods indicated therein:

	Six Months Ended June 30,
	2021	2020
	(in thousands)

Net cash provided by operating activities	$3,832	$9,673
Net cash used in investing activities	(75,825)	(111,276)
Net cash provided by financing activities	175,999	133,057
Effect of foreign currency exchange rate changes on cash	237	(6)
Net increase in cash, cash equivalents and restricted cash	$104,243	$31,448

Cash Flow from Operating Activities

During the six months ended June 30, 2021, net cash provided by operating activities consisted of net loss of $40.3 million, net changes in operating assets and liabilities of $17.5 million, offset by net non-cash adjustments to net income of $61.6 million. Changes in working capital during the six months ended June 30, 2021 primarily included cash outflows from prepaid expenses and other current assets of $13.5 million and accounts receivable, net of $7.1 million, partially offset by cash inflows for deferred revenue of $7.2 million. Non-cash adjustments primarily consisted of depreciation and amortization of $47.9 million and stock-based compensation of $12.1 million.

During the six months ended June 30, 2020, net cash provided by operating activities consisted of net loss of $33.6 million, offset by net non-cash adjustments to net loss of $42.6 million, and net changes in operating assets and liabilities of $0.7 million. Non-cash adjustments primarily consisted of depreciation and amortization of $36.1 million. Changes in working capital during the six months ended June 30, 2020 primarily included cash outflows from other non-current assets of $4.9 million and accrued expenses and other of $2.7 million, offset by cash inflows, primarily inflows from customer deposits and other long-term liabilities of $3.8 million and accounts payable of $2.3 million.

Cash Flow from Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities was $75.8 million. The cash flow used was driven primarily by acquisition of companies, net of cash acquired, of $69.0 million.

During the six months ended June 30, 2020, net cash used in investing activities was $111.3 million. The cash flow used was driven primarily by acquisition of companies, net of cash acquired, of $100.7 million.

Cash Flow from Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $176.0 million. The cash flow used was driven primarily by net proceeds from preferred stock issuance of $109.8 million and proceeds from long-term debt of $69.2 million. The net proceeds from these financings were primarily used for acquisitions.

During the six months ended June 30, 2020, net cash provided by financing activities was $133.1 million. The cash flow provided was driven primarily by proceeds from long-term debt of $135.7 million. The proceeds from these financings were primarily used for acquisitions.

Equity Offerings

For information regarding our IPO and additional equity offerings subsequent to June 30, 2021, see Note 17 “Subsequent Events” in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Credit Facilities

In August 2019, EverCommerce Solutions Inc. (formerly PaySimple, Inc.), as borrower, and EverCommerce Intermediate Inc. (formerly PaySimple Intermediate, Inc.) entered into a credit agreement with various agents and lenders (the “Credit Agreement”). The Credit Agreement provided for (i) a term loan in an aggregate principal amount of $415.0 million (the “term loan”), (ii) commitments for delayed draw term loans up to an aggregate principal amount of $135.0 million (the “Delayed Draw Term Loans”), (iii) commitments for revolving loans up to an aggregate principal amount of $50.0 million, or the Revolver, and (iv) a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $10.0 million, or the letters of credit (the term loan, Delayed Draw Term Loans and Revolver are referred to herein as the “Credit Facilities”). In September 2020, the Credit Agreement was amended to provide for additional commitments of Delayed Draw Term Loans in an aggregate principal amount of $250.0 million on the same terms and conditions as the original Delayed Draw Term Loans under the Credit Agreement. Following this amendment, the aggregate principal amount of Delayed Draw Term Loans available under the Credit Agreement was $385.0 million as of August 23, 2019.

Simultaneously with the execution of the Credit Agreement, we and various of our subsidiaries entered into a collateral agreement and guarantee agreement. Pursuant to the guarantee agreement, EverCommerce Intermediate Inc. and various of our subsidiaries are guarantors under the Credit Agreement. Pursuant to the collateral agreement, the Credit Facilities are collateralized by substantially all our assets, including our intellectual property and the equity interests of our various subsidiaries, including EverCommerce Solutions Inc.

The Credit Agreement that governs the Credit Facilities contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, issuance of preferred equity interests, liens, fundamental changes and asset sales, investments, negative pledges, repurchases of stock, dividends and other distributions, and transactions with affiliates and a passive holding company covenant applicable to EverCommerce Intermediate Inc. In addition, we are subject to a financial covenant with respect to the Revolver whereby, if the aggregate principal amount of revolving loans and letter of credit disbursements, together with the amount of all undrawn letters of credit (excluding undrawn letters of credit up to $5.0 million and letters of credit that are cash collateralized) outstanding on the last day of any fiscal quarter, exceeds 35% of the aggregate principal amount of the Revolver, then our First Lien Leverage Ratio (as defined in the Credit Agreement) as of the last day of such fiscal quarter must be 8.80 to 1.00 or less. As of June 30, 2021, we were in compliance with the covenants under the Credit Agreement.

As of June 30, 2021, there was $789.1 million outstanding under our Credit Facilities, comprising $407.7 million related to the term loan and $381.4 million related to the Delayed Draw Term Loans. The effective interest rate on the term loans was approximately 6.6% and 8.4% for each 2020 and 2019, respectively, and approximately 6.6% and 7.5% for the first six months of 2021 and 2020, respectively. In June 2020, we borrowed $50.0 million under the Revolver at interest rates ranging from 5.68% to 6.25%, which amounts were repaid in full in September 2020.

New Credit Facilities

In connection with our IPO, on July 6, 2021 we refinanced our existing Credit Facilities and EverCommerce Solutions Inc., as borrower, and EverCommerce Intermediate Inc. entered into a new credit agreement (the “New Credit Agreement”) in an aggregate principal amount of $540.0 million, consisting of (i) the New Term Loans, (ii) the New Revolver, and (iii) a sub-limit of the New Revolver available for letters of credit up to an aggregate face amount of $20.0 million (the New Term Loans and New Revolver are collectively referred to herein as the “New Credit Facilities”). We used the net proceeds of the New Term Loans and a portion of the funds available under our New Revolver, together with the net proceeds from the IPO, to repay all amounts outstanding under our Credit Facilities. These transactions are collectively referred to herein as the Refinancing. On August 4, 2021, the Company used the net proceeds from the sale of the additional shares of common stock following the exercise of the underwriters’ over-allotment option granted in our IPO to repay $44.0 million of the amount outstanding under the New Revolver.

Simultaneously with the execution of the New Credit Agreement, we and various of our subsidiaries entered into a collateral agreement and guarantee agreement. Pursuant to the guarantee agreement, EverCommerce Intermediate Inc. and various of our subsidiaries are guarantors of the obligations under the New Credit Agreement. Pursuant to the collateral agreement, the New Credit Facilities are secured by liens on substantially all of our assets, including our intellectual property and the equity interests of our various subsidiaries, including EverCommerce Solutions Inc.

The New Credit Agreement contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, issuance of preferred equity interests, liens, fundamental changes and asset sales, investments, negative pledges, repurchases of stock, dividends and other distributions, and transactions with affiliates. In addition, we are subject to a financial covenant with respect to the New Revolver whereby, if the aggregate principal amount of revolving loans (excluding letters of credit) outstanding on the last day of any fiscal quarter exceeds 35% of the aggregate commitments available under the New Revolver, then our first lien leverage ratio as of the last day of such fiscal quarter must be 7.50 to 1.00 or less.

Borrowings under the New Credit Agreement are available as ABR or Eurocurrency borrowings. ABR borrowings under the New Credit Agreement accrue interest at an alternate base rate plus an applicable rate, and Eurocurrency borrowings accrue interest at an adjusted LIBOR rate plus an applicable rate. The ABR rate represents the greater of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and an adjusted LIBOR rate for a one month interest period plus 1%. The applicable rate for the New Term Loans and the New Revolver loans is 3% for Eurocurrency borrowings and 2% for ABR Borrowings, in each case subject to change based on our first lien net leverage ratio.

With respect to ABR borrowings, interest payments are due on a quarterly basis on the last business day of each March, June, September and December. With respect to Eurocurrency borrowings, interest payments are due on the last business day of the interest period applicable to the borrowing and, in the case of a Eurocurrency borrowing with an interest period of more than three months’ duration, each day prior to the last day of such interest period that occurs at intervals of three months’ duration after the first day of such interest period.

The New Revolver has a variable commitment fee, which is based on our first lien leverage ratio. We expect the commitment fee to range from 0.25% to 0.375% per annum. We are obligated to pay a fixed fronting fee for letters of credit of 0.125% per annum.

Amounts borrowed under the New Revolver may be repaid and re-borrowed through maturity of the New Revolver in July 2026. The New Term Loans mature in July 2028. New Term Loans may be repaid or prepaid but may not be re-borrowed.

Recent Acquisitions

On July 8, 2021, the Company acquired 100% of the interest of Timely LTD (“Timely”), a New Zealand booking and business management software company for $99.9 million. On July 8, 2021, the Company acquired 100% of the interest of Medical Design Technologies (“MDTech”), a provider of electronic charge capture solutions to physicians via its SaaS-based MD Coder application, for $16.1 million.

Contractual Obligations

There have been no material changes to our contractual obligations as of June 30, 2021 from those disclosed in our Prospectus.

Refer to notes 9 and 15 to our consolidated financial statements and notes thereto for a discussion of our debt and operating lease obligations, respectively.

Off-Balance Sheet Arrangements

We do not have nor do we enter into off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Prospectus and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Prospectus.

Recent Accounting Pronouncements

See Note 2 in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

Election Under the Jumpstart Our Business Startups Act of 2012

The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies.

The Company has elected to adopt new or revised accounting guidance within the same time period as private companies, unless management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance. Our utilization of these transition periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our disclosures regarding market risk as described in our Prospectus under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures.

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. We believe that the ultimate resolution of these matters would not be expected to have a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated June 30, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on July 6, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

Our limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter.

Our limited operating history and evolving business make it difficult to evaluate and assess the success of our business to date, our future prospects and the risks and challenges that we may encounter. These risks and challenges include our ability to:

•attract new and digitally-inclined service SMBs to the EverCommerce platform;
•retain existing customers and leverage cross-sell and upsell opportunities;
•successfully update the EverCommerce platform, including expanding into new verticals and international markets and integrating additional solution capabilities to further benefit our service SMB customers and enhance the end-customer experience;
•expand through future acquisitions and successfully identify and integrate acquired entities, services and technologies;
•hire, integrate and retain talented people at all levels of our organization;
•comply with existing and new laws and regulations applicable to our business and in the industries in which we participate;
•anticipate and respond to macroeconomic changes, changes within the existing and future industries in which we participate, including the home services, health services, and fitness and wellness industries, and changes in the markets in which we operate;
•foresee and manage market volatility impacts on market value;
•react to challenges from existing and new competitors;
•improve and enhance the value of our reputation and brand;
•effectively manage our growth; and
•maintain and improve the infrastructure underlying the EverCommerce platform, including our software, websites, mobile applications and data centers, as well as our cybersecurity and data protection measures.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above and those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and our business continues to evolve and expand within the industries in which we operate, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history, operated a more predictable business or operated in a single or unregulated industry. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories and evolving business that operate in regulated and competitive industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations would be adversely affected.

Our recent growth rates may not be sustainable or indicative of future growth and we expect our growth rate to slow.

Since our founding, we have generated significant growth through acquisitions and by driving organic growth of our business. Our revenue has grown at a CAGR of 61.3% from 2018 to 2020, and reached $337.5 million for the year ended December 31, 2020, up from $242.1 million for the year ended December 31, 2019, which represents revenue growth of 39.4% from 2019 to 2020 despite the impact of the COVID-19 pandemic. Our revenue was $121.1 million and $226.0 million for the three and six months ended June 30, 2021, up from $79.3 million and $156.4 million for the three and six months ended June 30, 2020, which represents revenue growth of 52.6% and 44.5%, respectively. Our historical rate of growth may not be sustainable or indicative of our future rate of growth. For example, while acquisitions have significantly contributed to our growth to date, we may make fewer or no acquisitions in the future. We believe that our continued growth in revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section and the extent to which our various offerings grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our base of customers may not continue to grow or may decline due to a variety of possible risks, including increased competition, changes in the regulatory landscape and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins would have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.

To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our technology infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, client support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

A key element of how we manage our growth is our ability to scale our capabilities and satisfactorily implement our solutions for our customers’ needs. Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees.

We have experienced net losses in the past and we may not achieve profitability in the future.

We have incurred significant operating losses since our inception. Our net loss was $93.7 million and $60.0 million for the years ended December 31, 2019 and 2020, respectively, and $24.3 million and $40.3 million for the three and six months ended June 30, 2021, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with or clients and partners, develop new solutions and comply with being a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we are unable to effectively manage the risks and difficulties of investing to grow our business, building relationships and developing new solutions as we encounter them, our business, financial condition and results of operations may suffer.

We may continue to experience significant quarterly and annual fluctuations in our operating results due to a number of factors, which makes our future operating results difficult to predict.

Historically, we have experienced fluctuations in period to period operating results, with stronger results and higher revenue in the second and third quarters of the year, and our quarterly and annual operating results may continue to fluctuate significantly due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results may not be a predictor of our future performance.

Factors that may affect our operating results and the ability to predict our future results and trajectory include:

•our ability to increase sales to existing customers and to renew agreements with our existing customers at comparable prices;
•our ability to attract new customers with greater needs for our services;
•changes in our pricing policies or those of our competitors, or pricing pressure on our software and related services;
•periodic fluctuations in demand for our software and services and volatility in the sales of our solutions and services;
•the success or failure of our acquisition strategy;
•our ability to timely develop and implement new solutions and services, as well as improve and enhance existing solutions and services, in a manner that meets customer requirements;
•our ability to hire, train and retain key personnel;
•any significant changes in the competitive dynamics of our market, including new entrants or substantial discounting of products or services;
•our ability to control costs, including our operating expenses;
•any significant change in our facilities-related costs;
•the timing of hiring personnel and of large expenses such as those for third-party professional services;
•general economic conditions;
•our ability to appropriately resolve any disputes relating to our intellectual property; and
•the impact of a recession, pandemic or any other adverse global economic conditions on our business, including the impact of the ongoing COVID-19 pandemic.

We have in the past experienced, and we may experience in the future, significant variations in our level of sales. Such variations in our sales have led and may lead to significant fluctuations in our cash flows, revenue and deferred revenue on a quarterly and annual basis. Failure to achieve our quarterly goals will decrease our value and, accordingly, the value of our securities.

We may reduce our rate of acquisitions and may be unsuccessful in achieving continued growth through acquisitions.

Since April 2017, we have consummated 51 acquisitions and have generated significant growth through acquisitions. Although we expect to continue to acquire companies and other assets in the future, such acquisitions pose a number of challenges and risks, including the following:

•the ability to identify suitable acquisition candidates or acquire additional assets at attractive valuations and on favorable terms;
•the availability of suitable acquisition candidates;
•the ability to compete successfully for identified acquisition candidates, complete acquisitions or accurately estimate the financial effect of acquisitions on our business;
•higher than expected or unanticipated acquisition costs;

•effective integration and management of acquired businesses in a manner that permits the combined company to achieve the full revenue and cost synergies and other benefits anticipated to result from the acquisition, due to difficulties such as incompatible accounting, information management or other control systems;
•retention of an acquired company’s key employees or customers;
•contingent or undisclosed liabilities, incompatibilities and/or other obstacles to successful integration not discovered during the pre-acquisition due diligence process;
•the availability of management resources to evaluate acquisition candidates and oversee the integration and operation of the acquired businesses;
•the ability to obtain the necessary debt or equity financing, on favorable terms or at all, to finance any of our potential acquisitions;
•increased interest expense, restructuring charges and amortization expenses related to intangible assets;
•significant dilution to our shareholders for acquisitions made utilizing our securities; and
•the ability to generate cash necessary to execute our acquisition strategy and/or the reduction of cash that would otherwise be available to fund operations or for other purposes.

While our acquisition strategy leverages our experience and utilizes internal criteria for evaluating acquisition candidates and prospective businesses, there can be no guarantee that each business will have all of the positive attributes we seek. If we complete an acquisition that does not meet some or all of our criteria, such acquisition may not be as successful as one involving a business that does meet most or all of our criteria. There can be no assurance that our criteria are accurate or helpful indicators of success, and we may fail or opt not to acquire successful businesses that do not otherwise satisfy our internal requirements and preferences. In addition, we will consider acquisitions outside of our existing vertical markets and in industries or services in which we have limited expertise or experience. While we will endeavor to evaluate the risks inherent in any particular acquisition candidate, there can be no assurance that we will adequately ascertain or assess all of the significant risk factors to such new markets, industries or services.

Even if we are able to complete acquisitions and other investments, such activities may not ultimately strengthen our competitive position or achieve our strategic goals and could be viewed negatively by existing or prospective customers, investors or others. We may not realize the anticipated benefits of any or all of our acquisitions or other investments in the time frame expected or at all. For example, the process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. Further, acquisitions and consolidations may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. Acquisitions can also result in a complex corporate structure with different systems and procedures in place across various acquired entities, particularly during periods in which acquired entities are being integrated or transitioned to our preferred systems and procedures. Initiatives to integrate these disparate systems and procedures can be challenging and costly, and the risk of failure high.

The occurrence of any of these factors may result in a decrease in any or all acquisition activity and otherwise adversely impact our options, which may lead to less growth and a deterioration of our financial and operational condition.

Revenues and profits generated through acquisitions may be less than anticipated, and we may fail to uncover all liabilities of acquisition targets through the due diligence process prior to an acquisition, resulting in unanticipated costs, losses or a decline in profits, as well as potential impairment charges. Claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller’s indemnification obligations.

In evaluating and determining the purchase price for a prospective acquisition, we estimate the future revenues and profits from that acquisition based largely on historical financial performance. Following an acquisition, we may experience some attrition in the number of clients serviced by an acquired provider of billing and payment solutions and marketing and customer retention services. Should the rate of post-acquisition client attrition exceed the rate we forecasted, the revenues and profits from the acquisition may be less than we estimated, which could result in losses or a decline in profits, as well as potential impairment charges. Moreover, the anticipated benefits of any acquisition, including our revenue or return on investment assumptions, may not be realized.

We perform a due diligence review of each of our acquisition targets. This due diligence review, however, may not adequately uncover all of the contingent or undisclosed liabilities we may incur as a consequence of the proposed acquisition, exposing us to potentially significant, unanticipated costs, as well as potential impairment charges. Although a seller generally may have indemnification obligations to us under an acquisition or merger agreement, these obligations usually will be subject to financial limitations, such as general deductibles and maximum recovery amounts, as well as time limitations. Certain transactions are also subject to limitations of the scope of a Representation and Warranty Insurance policy. We cannot assure you that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any undiscovered or underestimated liabilities that we may incur. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, results of operations and financial condition. In addition, our insurance does not cover all of our potential losses, and we are subject to various self-insured retentions and deductibles under our insurance. Although we believe we have sufficient reserves for contingencies, a judgment may be rendered against us in cases in which we could be uninsured or which exceed the amounts that we currently have reserved or anticipate incurring for such matters.

In order to support the growth of our business and our acquisition strategy, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all and may result in substantial dilution to our stockholders.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, acquire complementary businesses and technologies, respond to business challenges or opportunities, develop new solutions and services, and enhance our existing solutions and services and operating infrastructure. Our net cash provided by operating activities was $57.5 million in 2020 and $3.8 million for the first six months of 2021. We had cash and cash equivalents of $199.5 million and restricted cash of $3.1 million as of June 30, 2021. We received an additional $303.9 million of net proceeds in July 2021 from our IPO.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

•finance unanticipated working capital requirements;
•acquire complementary businesses, technologies, solutions or services;
•develop or enhance our technological infrastructure and our existing solutions and services;
•fund strategic relationships, including joint ventures and co-investments; and
•respond to competitive pressures.

Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. Additional financing may not be available on terms favorable to us, or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our ordinary shares. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to continue to expand our share of our existing vertical markets or expand into new vertical markets, which would inhibit our ability to grow and increase our profitability.

Our future growth and profitability depend, in part, upon our continued expansion within the vertical markets in which we currently operate, the emergence of other vertical markets for our solutions and our ability to penetrate new vertical markets. As part of our strategy to expand into new vertical markets, we look for acquisition opportunities and partnerships that will allow us to increase our market penetration, technological capabilities, offering of solutions and distribution capabilities. We may not be able to successfully identify suitable acquisition or partnership candidates in the future, and if we do, they may not provide us with the benefits we anticipated.

Our expansion into new vertical markets also depends upon our ability to adapt our existing technology or to develop new technologies to meet the particular needs of each new vertical market. We may not have adequate financial or technological resources to develop effective and secure services or distribution channels that will satisfy the demands of these new vertical markets. Penetrating these new vertical markets may also prove to be more challenging or costly or take longer than we may anticipate. Further, as positive references from existing customers are vital to expanding into new vertical and geographic markets within the service economy, any dissatisfaction on the part of existing customers may harm our brand and reputation and inhibit market acceptance of our services. If we fail to expand into new vertical markets and increase our penetration into existing vertical markets, we may not be able to continue to grow our revenues and earnings.

We face intense competition in each of the industries in which we operate, which could negatively impact our business, results of operations and financial condition and cause our market share to decline.

The market for our solutions and services is highly competitive and subject to rapidly changing technology, shifting customer needs and frequent introductions of new products and services. As our platform is utilized across industries, we compete in a variety of highly fragmented markets and face competition from a variety of sources, including manual processes, basic PC tools, homegrown solutions, as well as from vertically-specialized and horizontal competitors. Vertically-specialized competitors include mobile sales applications and field service management platforms in Home Services, EHR / EMR and practice management platforms in Health Services, and facility and employee management and member management and programming platforms in Fitness & Wellness Services. Horizontal competitors include Salesforce for CRM, Intuit for financial products, Square for payments and HubSpot for marketing related solutions.

We expect the intensity of competition to increase in the future as new companies enter our markets and existing competitors develop stronger capabilities. Our competitors may be able to devote greater resources to the development, promotion and sale of their offerings than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs and achieve wider market acceptance. Because the barriers to entry into our industry are generally low, we expect to continue to face competition from new entrants. We also encounter competition from a broad range of firms which possess greater resources than we do, and small independent firms that compete primarily on the basis of price. We may not compete effectively and competitive pressures might prevent us from acquiring and maintaining the customer base necessary for us to be successful.

We may also potentially face competition from our current partners. Our partners, including our integration partners for our Electronic Health Record and Practice Management solutions within Health Services, our business management software solutions within Home Services and our payment and customer relationship management solutions within Fitness & Wellness Services, as well as our third-party payment processing partners, could become our competitors by offering similar services. Some of our partners offer, or may begin to offer, services in the same or similar manner as we do. Although there are many potential opportunities for, and applications of, these services, our partners may seek opportunities or target new clients in areas that may overlap with those that we have chosen to pursue.

We may face competition from companies that we do not yet know about. If existing or new companies develop or market products or services that are similar to ours, develop entirely new solutions, acquire one of our existing competitors or form a strategic alliance with one of our competitors or other industry participants, our ability to compete effectively could be significantly impacted, which would have a material adverse effect on our business, results of operations and financial condition.

The industries in which we operate are rapidly evolving and the market for technology-enabled services that empower SMBs is relatively immature and unproven. If we are not successful in promoting the benefits of our solutions and services, our growth may be limited.

Our three current verticals represent markets for our solutions and services that are subject to rapid and significant change. The market for software and technology-enabled services that empower SMBs is characterized by rapid technological change, new product and service introductions, consumerism and engagement, and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of these markets due in part to the rapidly evolving nature of the businesses within our Home Services, Health Services and Fitness & Wellness Services verticals, the technology industries that support these businesses and the substantial resources available to our existing and potential competitors. The market for technology-enabled services within these verticals is relatively new and unproven, and it is uncertain whether this market will achieve and sustain high levels of demand and market adoption.

In order to remain competitive, we are continually involved in a number of projects to compete with these new market entrants by developing new services, growing our client base and penetrating new markets. Some of these projects include the expansion of our integration capabilities around our vertical markets, such as field service management, EHR, PM and other solutions. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our clients.

Consolidation in the industries in which we operate could decrease demand for our solutions and services by existing and potential clients in such industries.

Participants and businesses in the industries in which we operate may consolidate and merge to create larger or more integrated entities with greater market power. We expect regulatory, economic and other conditions to result in additional consolidation in the future. As consolidation accelerates, the economies of scale of our clients’ organizations may grow. If a client experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our solutions and services. In addition, if an existing independent client elects to become a part of a franchise group, or if an existing franchise client opts to change to a different franchise group, such clients may be required by the terms of their respective franchise group to use different solutions and services, which would have an adverse impact on our operations and demand for our solutions. Furthermore, as companies consolidate to create larger and more integrated entities with greater market power, these new entities may try to use their market power to negotiate fee reductions for our solutions and services. Finally, consolidation may also result in the acquisition or future development by our customers of products and services that compete with our solutions and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on payment card networks, such as Visa and MasterCard, and payment processors, such as Worldpay and PayPal, and if we fail to comply with the applicable requirements of our payment network or payment processors, they can seek to fine us, suspend us or terminate our registrations through our bank sponsors.

We have entered into agreements with certain payment processors, including Worldpay and PayPal, in order to enable our clients’ processing of credit, debit and prepaid card transactions through the card networks, such as Visa and MasterCard. Pursuant to these agreements with payment processors, we are registered with the card networks as an independent sales organization (“ISO”) of our sponsor bank or as a payment facilitator, and are subject to the card network rules and certain other obligations. The payment networks routinely update and modify requirements applicable to merchant acquirers, including rules regulating data integrity, third-party relationships (such as those with respect to bank sponsors and ISOs), merchant chargeback standards and the Payment Card Industry Data

Security Standards (“PCI DSS”). The rules of the card networks are set by their boards, which may be influenced by card issuers, some of which offer competing transaction processing services.

If we fail to comply with the applicable rules and requirements of the payment card networks or payment processors, they could suspend or terminate our registration. Further, our transaction processing capabilities, including with respect to settlement processes, could be delayed or otherwise disrupted, and recurring non-compliance could result in the payment networks or payment processors seeking to fine us, or suspend or terminate our registrations which allow us to process transactions on their networks, which would make it impossible for us to conduct our business on its current scale. Under certain circumstances specified in the payment network rules, we may be required to submit to periodic audits, self-assessments or other assessments of our compliance with the PCI DSS. Such activities may reveal that we have failed to comply with the PCI DSS. In addition, even if we comply with the PCI DSS, there is no assurance that we will be protected from a security breach. In the regular course of business, we enter into standard form contracts with a number of payment processors for the provision of payment processing and related services. Our contracts with payment processors, including Worldpay and PayPal, include standard confidentiality, indemnification and data protection obligations, among others. Our contracts with Worldpay and PayPal provide for certain termination events, such as material breach, and are subject to automatic annual renewal unless terminated by either party upon prior notice or for cause. The termination of our registration with the payment networks or our relationships with the payment processors, or any changes in payment network, payment processor or issuer rules that limit our ability to provide merchant acquiring services, could have an adverse effect on our payment processing volumes, revenues and operating costs. If we are unable to comply with the requirements applicable to our settlement activities, the payment networks or payment processors may no longer allow us to provide these services, which would require us to spend additional resources to obtain settlement services from a third-party provider. In addition, if we were precluded from processing Visa and MasterCard transactions, which we access through our payment processor arrangements, we would lose substantially all of our revenue.

We are also subject to the operating rules of the National Automated Clearing House Association (“NACHA”), a self-regulatory organization which administers and facilitates private-sector operating rules for ACH payments and defines the roles and responsibilities of financial institutions and other ACH network participants. The NACHA Rules and Operating Guidelines impose obligations on us and our partner financial institutions. These obligations include audit and oversight by the financial institutions and the imposition of mandatory corrective action, including termination, for serious violations. If an audit or self-assessment under PCI DSS or NACHA identifies any deficiencies that we need to remediate, the remediation efforts may distract our management team and be expensive and time consuming.

If we cannot keep pace with rapid developments and changes in the electronic payments market or are unable to introduce, develop and market new and enhanced versions of our software solutions, we may be put at a competitive disadvantage with respect to our services that incorporated payment technology.

Payment-related transactions comprised approximately 14% of our revenue in 2020. The electronic payments market is subject to constant and significant changes. This market is characterized by rapid technological evolution, new product and service introductions, evolving industry standards, changing client needs and the entrance of non-traditional competitors, including products and services that enable card networks and banks to transact with consumers directly. To remain competitive, we continually pursue initiatives to develop new solutions and services to compete with these new market entrants. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of client acceptance. In addition, new solutions and offerings may not perform as intended or generate the business or revenue growth expected. Any delay in the delivery of new solutions and services or the failure to differentiate our solutions and services or to accurately predict and address market demand could render our solutions and services less desirable, or even obsolete, to our clients and to our distribution partners. Furthermore, even though the market for integrated payment processing solutions and services is evolving, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new solutions and services targeted at this market. Any of the foregoing could have a material and adverse effect on our operating results and financial condition.

The continued growth and development of our payment processing activities will depend on our ability to anticipate and adapt to changes in consumer behavior. For example, consumer behavior may change regarding the use of payment card transactions, including the relative increased use of crypto-currencies, other emerging or alternative payment methods and payment card systems that we or our processing partners do not adequately support or that do not provide adequate commissions to parties like us. Any failure to timely integrate emerging payment methods into our software, to anticipate consumer behavior changes or to contract with processing partners that support such emerging payment technologies could cause us to lose traction among our customers or referral sources, resulting in a corresponding loss of revenue, if those methods become popular among end-users of their services.

The solutions and services we deliver are designed to process complex transactions and provide reports and other information on those transactions, all at very high volumes and processing speeds. Our technology offerings must also integrate with a variety of network, hardware, mobile and software platforms and technologies, and we need to continuously modify and enhance our solutions and services to adapt to changes and innovation in these technologies. Any failure to deliver an effective, reliable and secure service or any performance issue that arises with a new solution or service could result in significant processing or reporting errors or other losses. If we do not deliver a promised new solution or service to our clients or distribution partners in a timely manner or the solution or service does not perform as anticipated, our development efforts could result in increased costs and a loss in business that could reduce our earnings and cause a loss of revenue. We also rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies, including software and hardware. Our future success will depend in part on our ability to develop or adapt to technological changes and evolving industry standards. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost-effective basis, our business, financial condition and results of operations would be materially adversely affected.

Real or perceived errors, failures or bugs in our solutions could adversely affect our business, results of operations, financial condition and growth prospects.

Our customers expect a consistent level of quality in the provision of our solutions and services. The support services that we provide are also a key element of the value proposition to our customers. However, complex technological solutions such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Errors will affect the implementation, as well as the performance, of our solutions and software and could delay the development or release of new solutions or new versions of solutions, adversely affect our reputation and our customers’ willingness to buy solutions from us, and adversely affect market acceptance or perception of our solutions. We may also experience technical or other difficulties in the integration of acquired technologies and software solutions into our existing platforms and applications. Any such errors or delays in introducing or implementing new or enhanced solutions or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs, cause us to lose significant customers, negatively affect our ability to attract new clients, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition.

Unauthorized disclosure, destruction or modification of data, disruption of our software or services or cyber breaches could expose us to liability, protracted and costly litigation and damage our reputation.

We are responsible both for our own business and to a significant degree for acts and omissions by certain of our distribution partners and third-party vendors under the rules and regulations established by the payment networks, such as Visa, MasterCard, Discover and American Express, and the debit networks. We and other third parties collect, process, store and transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers and expiration dates or other payment card information, drivers’ license numbers and bank account numbers, and we have ultimate liability to the payment networks and member financial institutions that register us with the payment networks for our failure, or the failure of certain distribution partners and third parties with whom we contract, to protect this data in accordance with payment network requirements. Certain of our software and technology-enabled services are intended for use in collecting, storing and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as registration, scheduling and billing. We attempt to limit by contract our liability, however, the limitations of liability set forth in the contracts may not be enforceable or otherwise protect us from liability, and we may also be subject to claims that are not covered by contract. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any claim, prove to be adequate or continue to remain available on acceptable terms, if at all. The loss, destruction or unauthorized modification of client or cardholder data could result in significant fines, sanctions and proceedings or actions against us by the payment networks, governmental bodies, our customers, our clients’ customers or others, which could have a material adverse effect on our business, financial condition and results of operations. Any such sanction, fine, proceeding or action could result in significant damage to our reputation or the reputation of our customers, negatively impact our ability to attract or retain customers, force us to incur significant expenses in defense of these proceedings, disrupt our operations, distract our management, increase our costs of doing business and may result in the imposition of monetary liability. A significant cybersecurity breach could also result in payment networks prohibiting us from processing transactions on their networks or the loss of our financial institution sponsorship that facilitates our participation in the payment networks, either of which could materially impede our ability to conduct business.

In addition our products and services have been and may in the future be targets of cyber-attacks that attempt to sabotage or otherwise disable them, and the defensive and preventative measures we take ultimately may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyber-attacks. Despite our efforts to create security barriers against such threats, it is virtually impossible for us to eliminate these risks entirely. Any such breach could compromise our networks or the products we offer our customers, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products. Additionally, the information stored on our networks could be accessed, publicly disclosed, lost or stolen, any of which could subject us to liability and cause us financial harm. These breaches, or any perceived breach, may also result in reporting obligations damage to our reputation, negative publicity, loss of key partners, customers and transactions, increased remedial costs, or costly litigation, and may therefore adversely impact market acceptance of our products and services and may seriously affect our business, financial condition or results of operations.

An increasing number of organizations, including large merchants, businesses, technology companies, and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks on their websites, mobile applications, and infrastructure. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data), disable or degrade service, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insider threats. Certain efforts may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Numerous and evolving cybersecurity threats, including advanced and persisting cyber-attacks, cyber-extortion, ransomware attacks, spear phishing and social engineering schemes, the introduction of computer viruses or other malware, and the physical destruction of all or portions of our information technology and infrastructure could compromise the confidentiality, availability, and integrity of the data in our systems.

We have been and could in the future be subject to breaches of security by hackers or other malicious actors. Although we proactively employ multiple measures to defend our systems against intrusions and attacks and to protect the data we collect, our measures may not prevent unauthorized access or use of sensitive data. We experience cyber-attacks and other security incidents of varying degrees from time to time, though none which individually or in the aggregate has led to costs or consequences which have materially impacted our operations or business. We may be required to expend significant additional resources in our efforts to modify or enhance our protective measures against evolving threats. A breach of our system or a third-party system upon which we rely may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter our clients and potential clients from using electronic payments generally and our solutions and services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits and result in the imposition of material penalties and fines under state and federal laws or by the payment networks. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

Although we generally require that our agreements with our distribution partners and service providers who have access to client and customer data include confidentiality obligations that restrict these parties from using or disclosing any client or customer data except as necessary to perform their services under the applicable agreements, there can be no assurance that these contractual measures will prevent the unauthorized disclosure of business or client data, nor can we be sure that such third parties would be willing or able to satisfy liabilities arising from their breach of these agreements. Any failure by such third parties to adequately take these protective measures could result in protracted or costly litigation.

In addition, our agreements with our bank sponsors (as well as payment network requirements) require us to take certain protective measures to ensure the confidentiality of business and consumer data. Any failure to adequately comply with these protective measures could result in fees, penalties, litigation or termination of our bank sponsor agreements.

Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. Accordingly, if our cybersecurity measures and those of our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks) and the mishandling of data by our employees and contractors, then our reputation, business, results of operations and financial condition could be adversely affected.

Our estimated total addressable market is subject to inherent challenges and uncertainties. If we have overestimated the size of our total addressable market or the various markets in which we operate, our future growth opportunities may be limited.

We estimate the total addressable market (“TAM”) for our current solutions for service SMBs was approximately $1.3 trillion globally in 2020, of which approximately $520 billion was in North America, which refers to the United States and Canada. Of the $520 billion, we estimate a $59 billion opportunity in Home Services, a $84 billion opportunity in Health Services, a $21 billion opportunity in Fitness & Wellness Services, and a $356 billion opportunity in other services categories. We have based our estimates on a number of internal and third-party estimates and resources, including, without limitation, third party reports and the experience of our management team across these industries. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current solutions and services may prove to be incorrect. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our the annual total addressable market for our solutions and services may be smaller than we have estimated, our future growth opportunities and sales growth may be impaired, any of which could have a material adverse effect on our business, financial condition and results of operations.

We calculate certain operational metrics using internal systems and tools and do not independently verify such metrics. Certain metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We refer to a number of operational metrics in our public disclosures, including Pro Forma Revenue Growth Rate, Adjusted Gross Profit, Adjusted EBITDA, monthly net pro forma revenue retention rate, lifetime value of a customer, customer acquisition costs, and other metrics. We calculate these metrics using internal systems and tools that are not independently verified by any third party. These metrics may differ from estimates or similar metrics published by third parties or other companies due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose on an ongoing basis. If the internal systems and tools we use to track these metrics undercount or over count performance or contain algorithmic or other technical errors, the data we present may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring savings, the use of our solutions, services and offerings and other metrics. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which would affect our long-term strategies. If our operating metrics or our estimates are not accurate representations of our business, or if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance and utilization of our solutions.

Our ability to increase our customer base and achieve broader market acceptance of our solutions and services will depend to a significant extent on our ability to expand our sales and marketing organizations, and to deploy our sales and marketing resources efficiently. An important component of our growth strategy is to increase the cross-selling of our solutions and services to current and future SMB customers. However, if our sales force is not successful in doing so, or our existing and potential customers find our additional solutions and services to be unnecessary or unattractive, we may not be able to increase our customer base. We have invested, and plan to continue to invest, significant resources in expanding our direct-to-SMB sales force as well as our sales force focused on identifying new strategic partners. However, we may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time.
We also dedicate significant resources to sales and marketing programs. The effectiveness and cost of our online advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use, and changes in the search algorithms and rules used by major search engines. These efforts will require us to invest significant financial and other resources. Our business and operating results will be harmed if our sales and marketing efforts do not generate significant increases in revenue.

If we are not able to maintain and enhance our reputation and brand recognition, our business and results of operations may be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing clients and the customers or patients that they serve and to our ability to attract new clients. As our marketing efforts depend significantly on positive recommendations and referrals from our current and past SMB customers, a failure to maintain and provide high-quality solutions and services, or a market perception that we do not maintain or provide high-quality solutions and services, may harm our reputation and impair our ability to secure new customers. Any decisions we make regarding regulatory compliance, user privacy, payments and other issues, and any media, legislative or regulatory scrutiny of our business, or our current or former directors, employees, contractors, or vendors, could negatively affect our brands. If we do not successfully maintain and enhance the integrity, quality, efficiency and scalability of our software and systems, as well as our reputation and brand recognition among our customers and the end customers they serve, our business may not grow and we could lose existing customers, which would harm our business, results of operations and financial condition. For example, the success of our digital lead generation capabilities within our EverPro platform depends, in part, on our ability to establish and maintain relationships with quality and trustworthy home service professionals and home improvement contractors, such as home maintenance technicians and security alarm professionals operating in both residential and commercial settings. We provide our home service professionals with solutions to capture and manage lead generations to residential homeowners and business owners, who in turn want to work with home service professionals whom they can trust to provide quality workmanship. Unsatisfactory work performed by any of our recommended home service professionals could result in bad publicity and related damage to our reputation and/or litigation, which in turn may adversely affect our business, financial condition and results of operations.

Further, the promotion of our platforms and services may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, could make it substantially more difficult for us to attract new customers.

If we are unable to retain our current customers, which are primarily SMBs, or sell additional functionality and services to them, our revenue growth may be adversely affected.

To increase our revenue, in addition to acquiring new customers, we must continue to retain existing clients and convince them to expand their use of our solutions and services by increasing the number of users and incenting them to pay for additional functionality. Many of our clients are SMBs, which can be more difficult to retain than large enterprises as SMBs often have higher rates of business failures and more limited resources and are typically less able to make technology-related decisions based on factors other than price. Further, SMBs are fragmented in terms of size, geography, sophistication and nature of business and, consequently, are more challenging to serve at scale and in a cost-effective manner. As a result, we may be unable to retain existing clients or increase the usage of our solutions and services by them, which would have an adverse effect on our business, revenue and other operating results, and accordingly, on the trading price of our common stock.

Our ability to sell additional functionality to our existing customers may require more sophisticated and costly sales efforts, especially for our larger customers with more senior management and established procurement functions. Similarly, the rate at which our customers purchase additional solutions from us depends on several factors, including general economic conditions and the pricing of additional functionality. SMBs are typically more susceptible to such factors and any adverse changes in the economic environment or business failures of our SMB customer may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do. If our efforts to sell additional functionality to our clients are not successful, our business and growth prospects would suffer.

While some of our contracts are non-cancelable annual subscription contracts, most of our contracts with clients primarily consist of open-ended arrangements that can be terminated by either party without penalty, generally upon providing 30-day notice. Our clients have no obligation to renew their subscriptions for our solutions and services after the expiration of their subscription period. For us to maintain or improve our operating results, it is important that our customers continue to maintain their subscriptions on the same or more favorable terms. We cannot accurately predict renewal or expansion rates given the diversity of our customer base in terms of size, industry, and geography. Our renewal and expansion rates may decline or fluctuate as a result of several factors, including consumer spending levels, client satisfaction with our solutions and services, decreases in the number of users, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies, and general economic conditions. If our customers do not renew their subscriptions, our revenue and other operating results will decline and our business will suffer. If our renewal or expansion rates fall significantly below the expectations of the public market, securities analysts, or investors, the trading price of our common stock would likely decline.

Further, we have key customers and a more pronounced customer concentration in certain markets. Consequently, the loss of any of our key customers or any significant reduction in their usage of our solutions and services may reduce our sales revenue and net profit. There can be no guarantee that our key customers will not in the future seek to source some or all of their solutions and services from competitors or begin to develop such solutions or services in-house. Any loss, change or other adverse event related to our key customer relationships could have an adverse effect on our business, results of operations and financial condition.

Our systems and our third-party providers’ systems, including Worldpay, PayPal and other payment processing partners, may fail, or our third-party providers may discontinue providing their services or technology generally or to us specifically, which in either case could interrupt our business, cause us to lose business and increase our costs.

We rely on our systems, technology and infrastructure to perform well on a consistent basis. From time to time in the past we have experienced (and in the future we may experience) occasional interruptions that make some or all of this framework and related information unavailable or that prevent us from providing solutions and services. Any such interruption could arise for any number of reasons. We also rely on third parties, such as Worldpay, PayPal and other payment processing partners, for specific services, software and hardware used in providing our solutions and services. Some of these organizations and service providers are our competitors or provide similar services and technology to our competitors, and we may not have long-term contracts with them. If these contracts are canceled or we are unable to renew them on commercially reasonable terms, or at all, our business, financial condition and results of operation could be adversely impacted. The termination by our service or technology providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with our clients and, if we cannot find alternate providers quickly, may cause those clients to terminate their processing agreements with us. We will continually work to expand and enhance the efficiency and scalability of our framework to improve the consumer and service professional experience, accommodate substantial increases in the number of visitors to our various platforms, ensure acceptable load times for our various solutions and services and keep up with changes in technology and user preferences. If we do not do so in a timely and cost-effective manner, the user experience and demand across our brands and businesses could be adversely affected, which could adversely affect our business, financial condition and results of operations.

Our systems and operations or those of our third-party technology vendors could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency and similar events. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. While we and the third parties upon whom we rely have certain backup systems in place for certain aspects of our respective frameworks, none of our frameworks are fully redundant and disaster recovery planning is not sufficient for all eventualities. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in:

•loss of revenues;
•loss of clients;
•loss of client and cardholder data;
•fines imposed by payment networks;
•harm to our business or reputation resulting from negative publicity;
•exposure to fraud losses or other liabilities;
•additional operating and development costs; or
•diversion of management, technical or other resources, among other consequences.

To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our solutions, our business, operating results and financial condition would be adversely affected.

If lower margin solutions and services grow at a faster rate than our higher margin solutions and services, we may experience lower aggregate profitability and margins.

While we have experienced significant growth across our offering of solutions and services, certain solutions and services, such as our marketing technology solutions, have lower margins as compared to our subscription and transaction fee services, such as our vertical business management software and integrated payment solutions. For the year ended December 31, 2020, subscription and transaction fees and marketing technology solutions generated 69.0% and 25.6%, respectively, of our total revenues. Subscription and transaction fees and marketing technology solutions generated 70.3% and 26.4%, respectively, of our total revenues for three months ended June 30, 2021, and

71.0% and 25.4%, respectively, of our total revenues for the six months ended June 30, 2021. To the extent our lower margin solutions and services grow as a portion of our overall business, there may be an adverse impact on our aggregate profitability and margins. Due primarily to acquisitions involving marketing technology solutions during the periods, marketing technology solutions revenue increased 130.1% in the year ended December 31, 2020 compared to the year ended December 31, 2019, whereas revenue from subscription and transaction fees increased 23.9%. In the three and six months ended June 30, 2021, revenue from subscription and transaction fees increased 64.0% and 47.9% compared to the three and six months ended June 30, 2020, respectively, whereas marketing technology solutions revenue increased 37.8% and 49.5%, respectively, for the corresponding periods. To the extent our marketing technology solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our subscription and transaction fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.

In addition, we may be unable to achieve satisfactory prices for our offerings or maintain prices at competitive levels across our offering of solutions and services. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could decline. We will continue to be subject to significant pricing pressure, and expect that we will continue to experience growth across our offerings, including in respect of our lower margin solutions, such as our marketing technology solutions, which will likely have a material adverse effect on our margins.

The outbreak of the novel strain of coronavirus disease has impacted, and a future pandemic, epidemic or outbreak of an infectious disease in the United States could impact, our business, financial condition and results of operations, as well as the business or operations of third parties with whom we conduct business.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to almost every country in the world and all 50 states within the United States. The COVID-19 pandemic and related health concerns relating to the outbreak has significantly increased economic uncertainty and has caused economies, businesses, markets and communities around the globe to be disrupted, and in many cases, shut-down. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as the development and controlled distribution of vaccines. In the interest of public health, many governments closed physical stores and business locations deemed to be non-essential, which has caused increasing unemployment levels and for businesses to permanently close. These and other measures have also negatively impacted consumer spending and business spending habits, and have adversely impacted and may further impact our workforce and operations and the operations of our customers across industries and markets. For example, in March 2020, in compliance with the local, state and federal government regulations, we transitioned our worldwide workforce and operations to a remote, work-from-home setting, with the exception of certain customer support personnel. In the second quarter of 2020 we completed a reduction in our workforce. We also reduced other operating expenses in an effort to maintain profitability and cash flow. Although certain measures are beginning to ease in some geographic regions, overall measures to contain the COVID-19 outbreak may remain in place for a significant period of time, and certain geographic regions are experiencing a resurgence of COVID-19 infections. The duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control.

Given the uncertainty around the duration and extent of the COVID-19 pandemic, we expect the evolving COVID-19 pandemic to continue to impact our business, financial condition, results of operations and liquidity, but cannot accurately predict at this time the future potential impact on our business, financial condition, results of operations or liquidity. Many SMBs, including customers in each of our three current verticals, have been adversely impacted by the COVID-19 pandemic. For example, various government measures, community self-isolation practices and shelter-in-place requirements, as well as the perceived need by individuals to continue such practices to avoid infection, have generally reduced our customers operations and demand for their products and services. At the initial peak of the pandemic, nearly all fitness studios and gyms were closed and many locations remain closed, either on a permanent basis or until they are permitted to open by local regulations. Such regulations may also impose stringent guidelines with respect to the operations of studios and gyms, including a reduced number of class participants, increased spacing requirements and restrictions on sharing equipment. These requirements and any associated compliance costs have had and may continue to have an adverse impact on the operations of our Fitness & Wellness Services customers and accordingly on our operations and business as well. Similarly, Health Services was and continue to be significantly impacted by the COVID-19 pandemic. For example, many patients have avoided or been encouraged not to visit hospitals, physicians and other services provides or to undergo optional or elective procedures and treatments.

Conversely, pandemics, epidemics and outbreaks may significantly and temporarily increase demand in certain industries and markets in which we operate. For example, the COVID-19 pandemic has generally increased demand for, and utilization of, telehealth services, and has increased demand from customers shifting to technology-focused, digital-first business models. While such increases may help to offset the decline of business and demand in other industries, there can be no assurance that these levels of interest, demand and use will continue at current levels or will not decrease during or after the pandemic. Federal and state budget shortfalls, exacerbated by the COVID-19 pandemic could lead to potential reductions in funding for Medicare and Medicaid. Further reductions in reimbursements from Medicare and Medicaid could lead to our Health Services customers postponing expenditures on information technology and related services.

In addition, preventative and precautionary measures that we, other businesses, our communities and governments have and are taking in response to the COVID-19 pandemic may continue to adversely affect elements of our business. We have taken temporary precautionary measures intended to help mitigate the risk of the coronavirus to our employees, including the transition of our worldwide workforce and operations to a remote, work-from-home setting in March 2020, and our subsequent efforts to supply our employees with the necessary equipment and tools to work-from-home. It is possible that such widespread remote work arrangements and reduced capacities could have a negative impact on our operations and the productivity and availability of key personnel and other employees necessary to conduct our business, or otherwise cause operational failures due to changes in our normal business practices necessitated by the COVID-19 pandemic and related governmental actions. The increase in remote working may also result in consumer and patient privacy, IT security and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

Further, while the potential economic impact brought by and the duration of any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could result in a reduction in our ability to access capital that could adversely affect our liquidity.

The full extent to which the outbreak of COVID-19 will impact our business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the emergence of variants and strains of the virus, the actions to contain the virus or treat its impact, including the development and distribution of vaccines, and how quickly and to what extent normal economic and operating conditions can resume. Even after the outbreak of COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We are subject to economic and political risk, the business cycles of our clients and changes in the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations.

We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, or increases in interest rates, could adversely affect our financial performance by reducing the number or aggregate volume of transactions made using electronic payments. A reduction in the amount of consumer or commercial spending could result in a decrease in our revenue and profits. If our customers make fewer purchases or sales of products and services using electronic payments, or consumers spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue.

While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any significant or sustained downturn in a specific end market or geographic region can impact our business and that of our customers. These factors may make it difficult for our customers and us to accurately forecast and plan future business activities; neither we nor our customers can predict the timing, strength or duration of any economic downturn or subsequent recovery. Furthermore, if a significant portion of our customers are concentrated in a specific geographic area or industry, our business may be disproportionately affected by negative trends or economic downturns in those specific geographic areas or industries. These factors may also cause our customers to reduce their capital expenditures, alter the mix of services purchased and otherwise slow their spending on our services. In addition, due to these conditions, many of our competitors may be more inclined to take greater or unusual risks or accept terms and conditions in contracts that we might not deem acceptable. These conditions and factors may reduce the demand for our services and solutions, and more generally may adversely affect our business, results of operations and financial condition.

A weakening in the economy could have a negative impact on our customers, as well as the customers they serve who purchase solutions and services using the payment processing systems to which we provide access, which could, in turn, negatively affect our business, financial condition and results of operations. Many of our clients are SMBs. To continue to grow our revenue, we must add new SMB customers, sell additional solutions and services to existing SMB customers and encourage existing SMB customers to continue doing business with us. However, a weakening in the economy could force SMBs to close at higher than historical rates in part because many of them are not as well capitalized as larger organizations and are typically less able to make technology-related decisions based on factors other than price, which could expose us to potential credit losses and future transaction declines. Further, credit card issuers may reduce credit limits and become more selective in their card issuance practices. We also have a certain amount of fixed and semi-fixed costs, including rent, debt service and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.

If we are unable to retain our personnel and hire additional skilled personnel, we may be unable to achieve our goals.

Our future success depends upon our ability to attract, train and retain highly skilled employees and contract workers, particularly our management team, sales and marketing personnel, professional services personnel and software engineers. Any of our key personnel have worked for us for a significant amount of time or were recruited by us specifically due to their experience. Our success depends in part upon the reputation and influence within the industry of our senior managers who have, over the years, developed long standing and favorable relationships with our vendors, card associations, bank sponsors and other payment processing and service providers. Each of our executive officers and other key employees may terminate his or her relationship with us at any time and the loss of the services of one or a combination of our senior executives or members of our senior management team, including our Chief Executive Officer, Eric Remer, our President, Matthew Feierstein, and our Chief Financial Officer, Marc Thompson, may significantly delay or prevent the achievement of our business or development objectives and could materially harm our business. Further, contractual obligations related to confidentiality and assignment of intellectual property rights may be ineffective or unenforceable, and departing employees may share our proprietary information with competitors in ways that could adversely impact us.

In addition, certain senior management personnel are substantially vested in their stock option grants or other equity compensation. While we periodically grant additional equity awards to management personnel and other key employees to provide additional incentives to remain employed by us, employees may be more likely to leave us if a significant portion of their equity compensation is fully vested.

We face intense competition for qualified individuals from numerous other technology companies. Often, significant amounts of time and resources are required to train technical personnel and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, and we may be required to pay increased compensation in order to do so. Because of the technical nature of our solutions and services and the dynamic market in which we compete, any failure to attract and retain qualified personnel, as well as our contract workers, could have a material adverse effect on our ability to generate sales or successfully develop new solutions, client and consulting services and enhancements of existing solutions and services. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

Our indebtedness could adversely affect our financial health and competitive position.

As of June 30, 2021, we had cash, cash equivalents and restricted cash of $202.6 million, $50.0 million of available borrowing capacity under our Revolver, no available borrowing capacity under our Delayed Draw Term Loan commitments and $789.1 million outstanding under our Credit Facilities. Giving effect to the IPO and the Refinancing, our aggregate principal amount of indebtedness outstanding under our New Credit Facilities would have been approximately $429.0 million as of June 30, 2021. In addition, we would have had up to $111.0 million of available borrowing capacity under our New Revolver. To service this debt and any additional debt we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, including acquisition activity, as well as general economic, financial, competitive, regulatory and other factors beyond our control. There can be no assurance that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our debt and fund our other liquidity needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our debt instead of funding working capital, capital expenditures, acquisition activity or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less debt. There can be no assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

In addition, the terms of our Credit Facilities and the expected terms of our New Credit Facilities each contain, and any agreements evidencing or governing other future debt may contain, certain restrictive covenants that limit our ability, among other things, to engage in certain activities that are in our long-term best interests and align with our business strategies or operations, including our ability to:

•incur liens on property, assets or revenues;
•incur or assume additional debt or amend our debt and other material agreements;
•declare or make distributions and redeem or repurchase equity interests or issue preferred stock;
•prepay, redeem or repurchase debt;
•make investments;
•engage in certain business activities; and
•engage in certain mergers and asset sales.

In addition, under certain circumstances, we will be required to satisfy and maintain a specified financial ratio under the terms of our Credit Facilities and the expected terms of our New Credit Facilities. While we have not previously breached and are not in breach of any of these covenants, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control. Our failure to comply with any of these covenants or restrictions could result in an event of default under the terms of our indebtedness. An event of default would permit the lending banks to take certain actions, including terminating all outstanding commitments and declaring all amounts outstanding to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and all other amounts owing or payable with respect to such borrowings and any terminated commitments. In addition, the lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. If payment of outstanding amounts under Credit Facilities or New Credit Facilities accelerated, our assets may be insufficient to repay such amounts in full, and our common stockholders could experience a partial or total loss of their investment.

Interest rate fluctuations may affect our results of operations and financial condition.

Fluctuations in interest rates could have a material effect on our business. As a result, we may incur higher interest costs if interest rates increase. These higher interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.

In addition, the terms of any Eurocurrency borrowings under our Credit Facilities use, and we expect that such borrowings under our New Credit Facilities will use, a LIBOR rate, which represents the ICE Benchmark Administration Interest Settlement Rate, as a benchmark for establishing the rate of interest. The London Interbank Offered Rate (“LIBOR”), is the subject of recent national, international, and other regulatory guidance and proposals for reform and is expected to be replaced with a new benchmark or to perform differently than in the past. While our Credit Facilities, and the expected terms of our New Credit Facilities, generally provide for alternative and LIBOR successor rates in the event that the existing rate cannot be determined in accordance with the terms of the agreements, the consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.

As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal control over financial reporting, and if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Stock Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

As a public company, we will also be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the JOBS Act. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.

In addition, as we continue to scale and improve our operations, including our internal systems and processes, we are currently implementing, and in the future may seek to implement, a variety of critical systems, such as billing, human resource information systems and accounting systems. We cannot assure you that new systems, including any increases in scale or related improvements, will be successfully implemented or that appropriate personnel will be available to facilitate and manage these processes. Failure to implement necessary systems and procedures, transition to new systems and processes or hire the necessary personnel could result in higher costs, compromised internal reporting and processes and system errors or failures. For example, we recently initiated the simultaneous implementation of a number of systems, including a new enterprise resource planning (“ERP”) system that facilitates orderly maintenance of books and records and the preparation of financial statements. ERP system implementations are complex projects that require significant investment of capital and human resources, the reengineering of many business processes and the attention of many employees who would otherwise be focused on other aspects of our business. The implementation and transition to any new critical system, including our new ERP system, may be disruptive to our business if they do not work as planned or if we experience issues related to such implementation or transition, which could have a material adverse effect on our operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if there is a future change in our stock ownership (which may be outside of our control) that results in an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. U.S. federal NOLs generated in taxable years beginning on or before December 31, 2017, or pre-2017 NOLs, are subject to expiration while U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017, or post- 2017 NOLs, are not subject to expiration. Additionally, for taxable years beginning after December 31, 2020, the deductibility of federal post-2017 NOLs is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL for such post-2017 NOLs. For these and other reasons, we may not be able to realize a tax benefit from the use of our NOLs.

Government healthcare regulation, healthcare industry standards and other requirements create risks and challenges with respect to our compliance efforts and our business strategies within Health Services.

The healthcare industry is highly regulated and subject to frequently changing laws, regulations and industry standards. These laws and regulations may impact us directly or indirectly through our contracts with Health Services customers. Many healthcare laws and regulations are complex, and their application to specific solutions, services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare IT solutions and services that we provide, and these laws and regulations may be applied to our solutions and services in ways that we do not anticipate. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), efforts to repeal or materially change the ACA, and other federal and state efforts to reform or revise aspects of the healthcare industry or to revise or create additional legal or regulatory requirements could impact our operations, the use of our solutions and our ability to market new solutions, or could create unexpected liabilities for us. We have attempted to structure our business and operations to comply with laws, regulations and other requirements applicable to us and to our customers and contractors, but there can be no assurance that our business or operations will not be challenged or impacted by enforcement initiatives.

Risks Related to Intellectual Property

We may be unable to adequately protect or enforce, and we may incur significant costs in enforcing or defending, our intellectual property and other proprietary rights.

Our success depends in part on our ability to enforce and defend our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright and other intellectual property laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. However, we cannot be certain that the steps we have taken or will take to protect and enforce our intellectual property and proprietary rights will be successful. Third parties may challenge, invalidate, circumvent, infringe, misappropriate or otherwise violate our intellectual property or the intellectual property of our third-party licensors, and any of these claims or actions may result in restrictions on our use of our intellectual property or the conduct of our business. Our intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. Others, including our competitors, may independently develop similar technology, duplicate our solutions and services, design around or reverse engineer our intellectual property, and in such cases neither we nor our third-party licensors may be able to assert intellectual property rights against such parties. We also rely, and expect to continue to rely on, certain services and intellectual property that we license from third parties for use in our product offerings and services. We cannot be certain that our licensors are not infringing upon the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the third-party technology incorporated into our platform in all jurisdictions in which we may operate. Further, our contractual license arrangements may be subject to termination or renegotiation with unfavorable terms to us, and our third-party licensors may be subject to bankruptcy, insolvency and other adverse business dynamics, any of which might affect our ability to use and exploit the products licensed to us by these third-party licensors. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights (including litigation against our third-party licensors), which is expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to obtain the right to use third-party intellectual property could harm our business and ability to compete.

Further, existing U.S. federal and state intellectual property laws offer only limited protection and the laws of other countries in which we market our software solutions and services may afford little or no effective protection of our intellectual property. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the U.S.

We may be subject to patent, trademark and other intellectual property infringement claims, which may be time-consuming, and cause us to incur significant liability and increase our costs of doing business.

We cannot be certain that our products and services and the operation of our business do not, or will not, infringe or otherwise violate the intellectual property rights of third parties. Third parties may assert infringement claims against us with respect to current or future solutions, including for patent infringement, breach of copyright, trademark, license usage or other intellectual property rights. There may be existing patents or patent applications of which we are unaware that could be pertinent to our business; many patent applications are filed confidentially in the United States and are not published until 18 months following the applicable filing date. Additionally, in recent years, individuals and groups have been purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Even if we believe that intellectual property related claims are without merit, defending against such claims is time consuming and expensive and could result in the diversion of the time and attention of our management and employees. In addition, the outcome of litigation is uncertain, and any claim from third parties may result in a limitation on our ability to use the intellectual property subject to these claims. Claims of intellectual property infringement also might require us to redesign or reengineer our affected solutions or services, enter into costly settlement or license agreements, pay costly royalties, license fees or damage awards for which we may not have insurance, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our solutions or services. Even if we have an agreement for indemnification against such costs, the indemnifying party, if any in such circumstances, may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be materially and adversely affected.

We may be subject to claims asserting that our employees or consultants have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the creation or development of intellectual property on our behalf to execute agreements assigning such intellectual property to us, we may be unsuccessful in having all such employees and contractors execute such an agreement. The assignment of intellectual property may not be self-executing or the assignment agreement may be breached, and we may be forced to bring claims against employees or third parties or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Our use of “open source” software could adversely affect our ability to offer our services and subject us to possible litigation.

We may use open source software in connection with the development and deployment of our solutions and services, and we expect to continue to use open source software in the future. Companies that use open source software in connection with their products have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing or linked to open source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous and almost none of them have been interpreted by U.S. or foreign courts. Any requirement to disclose our proprietary source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition and results of operations and could help our competitors develop products and services that are similar to or better than ours.

Further, in addition to risks related to license requirements, use of certain open source software carries greater technical and legal risks than does the use of third-party commercial software. For example, open source software is generally provided without any support or warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. To the extent that our platform depends upon the successful operation of open source software, any undetected errors or defects in open source software that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for others to compromise our platform. Any of the foregoing risks could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Regulation

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer and user bases, and thereby decrease our revenue.

Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission (the “FTC”), and various state, local and foreign agencies. We collect personally identifiable information and other data from our customers and the end-customers they serve and use this information to provide services to such customers and end-customers, as well as to support, expand and improve our business.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws as imposing standards for the online collection, use and dissemination of data. However, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. At state level, lawmakers continue to pass new laws concerning privacy and data security. Particularly notable in this regard is the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020. The CCPA introduces significant new disclosure obligations and provides California consumers with significant new privacy rights. We have been and will continue to be required to expend resources to comply with the CCPA.

Additionally, a new privacy law, the California Privacy Rights Act (the “CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA generally takes effect on January 1, 2023 and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. Privacy laws are being considered and proposed in other states across the country, such as in New Hampshire, Illinois, Nebraska, and Minnesota. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA will require us to incur additional costs and expenses in an effort to comply with it before it becomes effective on January 1, 2023. Broad federal privacy legislation also has been proposed. Recent and new state and federal legislation relating to privacy may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, impose privacy, security and breach notification obligations on “covered entities,” including certain health care providers, health plans, and health care clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by the U.S. Department of Health and Human Services (“HHS”), may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

Outside of the United States, many jurisdictions have laws or regulations dealing with the collection, use, sharing, or other processing of personal information, including laws in the European Economic Area (“EEA”), Canada, Middle East, Australia, and South America. For example, the General Data Protection Regulation in the EEA and its equivalent in the United Kingdom impose a strict data protection compliance regime (which will continue to be interpreted through guidance and decisions over the coming years) including: ensuring the security of personal data using appropriate technical and organizational measures; providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that valid consent or another appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing current rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Failure to comply with these laws could result fines of up to the greater of €20 million ($24 million) or 4% of global turnover, stop processing orders, or civil litigation.

We are also subject to evolving European Union laws on data export requiring that where data is transferred outside the European Union to us or third-parties, there must be suitable safeguards in place. On July 16, 2020, the Court of Justice of the European Union (the “CJEU”) issued a decision invalidating the Privacy Shield framework on which we previously relied and requiring an assessment of the transfer on a case-by-case basis taking into account the legal regime applicable in the destination country. We continue to investigate and implement contractual, organizational, and technical changes in response to the decision but we cannot guarantee that any such changes will be sufficient under applicable laws and regulations or by our customers, governments, or the public. To the extent that we transfer personal data outside of the European Economic Area or the United Kingdom, there is risk that any of our data transfers will be halted, limited, or challenged by third parties.

The federal Gramm-Leach-Bliley Act (the “GLBA”) includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard nonpublic personal customer information.

Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations. The interpretations and measures conducted by us in our efforts to comply with the applicable data protection laws may have been or may prove to be insufficient or incorrect. If our privacy or data security measures or practices fail to comply with current or future laws and regulations, we may be subject to claims, legal proceedings or other actions by individuals or governmental authorities based on privacy or data protection regulations and our commitments to customers and users, as well as negative publicity and a potential loss of business. Moreover, if future laws and regulations limit our customers and users’ ability to use and share personal information or our ability to store, process and share personal information, demand for our solutions could decrease, our costs could increase, and our business, results of operations and financial condition could be harmed.

Through our relationships with third parties, including payment processors such as Worldpay, we must comply with certain payments and other financial services-related regulations, as well as binding industry standards, including the card network rules. Our failure to comply could materially harm our business.

The local, state, and federal laws, rules, regulations, licensing schemes, and industry standards that govern our business include, or may in the future include, those relating to underwriting, foreign exchange, payments services (such as money transmission, payment processing, and settlement services), anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes, and compliance with the card network rules, PCI DSS and the NACHA Operating Rules. Each of the card networks (e.g., Visa, Mastercard, Discover and American Express) have specific rules applicable to the use of their network. We are subject to these rules pursuant to our agreements with payment processors and sponsor banks. The card network rules impose certain requirements on us, including notice and disclosure requirements, transaction monitoring. The PCI DSS, which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of an individual’s cardholder data, is applicable to operations of the Company. Failure to obtain or maintain PCI DSS compliance could result in the Company’s inability to accept or process credit card payments on its own behalf, a merchant’s inability to utilize the Company’s software to process credit card payments and remain PCI Compliant, or subject the Company to penalties and fines. Further, if the Company’s internal systems are breached or compromised, the Company may be liable significant forensic investigation costs, consumer notification-related costs, for card re-issuance costs and subject to higher fines and transaction fees. The NACHA Operating Rules, which contain compliance guidelines and standards, including with respect to our security surrounding the physical and electronic storage, processing and transmission of an individual’s bank account data, are applicable to operations of the Company pursuant to our agreement with a third party to offer our customers ACH payment capabilities. Failure to maintain compliance with the NACHA Operating Rules could result in the Company’s inability to offer ACH transaction options to our customers or subject the Company to penalties and fines. Further, if the Company’s internal systems are breached or compromised, the Company may be liable for significant forensic investigation costs and consumer notification-related costs, and subject to higher fines and transaction fees. Any or all of these results could have a material negative effect on the Company’s operations. Changes in these security standards may cause us to incur significant unanticipated expenses to meet new requirements.

As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and solutions continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

Evaluation of our compliance efforts, as well as the questions of whether and to what extent our solutions and services could be considered money transmission, are matters of regulatory interpretation and could change over time. We have taken the position that in all cases where we do not participate in the authorization of transactions or settlement of funds, that a solution or service does not meet the definition of “engaging in financial activities” under the GLBA and therefore we are not subject to the requirements set forth in GLBA and its implementing Regulation P. In the future, if regulators disagree with our position with respect to GLBA or other potentially applicable laws, including those related to money transmission, or if new guidance or interpretations thereof are issued, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions, or be required to obtain licenses or regulatory approvals, including state money transmitter licenses. There can be no assurance that we will be able to obtain or maintain any such licenses, and, even if we were able to do so, there could be substantial costs and potential changes to our solutions or services involved in maintaining such licenses, which could have a material and adverse effect on our business. In addition, we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our solutions or services, require significant and costly operational changes, or prevent us from providing our solutions or services in any given market.

If we fail to comply with complex procurement laws and regulations with respect to government contracts, we could lose business and be liable for various penalties.

We must comply with laws and regulations relating to the formation, administration and performance of government contracts, which affect how we conduct business with certain governmental entities. In complying with these laws and regulations, we may incur additional costs. Any non-compliance could result in the imposition of significant fines and penalties, including contractual damages, and impact our ability to obtain additional business in the future. Our governmental entity clients periodically review our compliance with their contracts and our performance under the terms of such contracts. If we fail to comply with these contracts, laws and regulations, we may also suffer harm to our reputation, which could impair our ability to win awards of contracts in the future or receive renewals of existing contracts.

Our sending of commercial emails and text messages and certain other telephonic services must comply with the Telephone Consumer Protection Act, and future legislation, regulatory actions, or litigation could adversely affect our business.

The United States regulates marketing by telephone and email and the laws and regulations governing the use of emails and telephone calls for marketing purposes continue to evolve, and changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. New laws or regulations, or changes to the manner in which existing laws and regulations or interpreted or enforced, may further restrict our ability to contact potential and existing customers by phone and email and could render us unable to communicate with consumers in a cost-effective fashion. For example, in the United States, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender.

In addition, the Telephone Consumer Protection Act (the “TCPA”) is a federal statute that protects consumers from unwanted telephone calls and faxes. Since its inception, the TCPA’s purview has extended to certain text messages sent to consumers. We must ensure that our services, including those that leverage text messaging, comply with the TCPA, including its implementing regulations and agency guidance. The scope and interpretation of the TCPA is continuously evolving and developing. While we strive to adhere to strict policies and procedures compliant with the TCPA, a court or the Federal Communications Commission (the “FCC”), as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance.

Failure to comply with obligations and restrictions related to telephone, text message and email marketing could subject us to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business. In addition, we provide certain services to our customers that involve text messaging that could be deemed to be automated dialing systems subject to restrictions under the TCPA. Consumers may bring, and have in the past brought, suit against us under the TCPA based on our services or our customers’ use of our services. In particular, determination by a court or regulatory agency that our services or our customers’ use of our services violate the TCPA could subject us to civil damages and penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees, and could have an adverse effect on our business. Even an unsuccessful challenge by consumers or regulatory authorities to our services could result in adverse publicity and could require a costly response from us. In addition, any uncertainty regarding whether and how the TCPA applies to our business could increase our costs, limit our ability to grow, and have an adverse effect on our business.

We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

We are subject to the Foreign Corrupt Practices Act (“FCPA”), U.S. domestic bribery laws, and other anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Although we currently only maintain operations in the United States, as we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. As we increase our international business, our risks under these laws may increase.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties, injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas are received or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, operating results, and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

The healthcare industry is heavily regulated at the local, state and federal levels. Our failure to comply with regulatory requirements could create liability for us or our customers, result in adverse publicity and negatively affect our business.

As one of our three key verticals is Health Services, our operations and relationships, and those of our customers, are regulated by a number of federal, state and local governmental entities. The healthcare industry is heavily regulated and laws, regulations and industry standards are constantly evolving due to the changing political, legislative and regulatory landscapes. There are a significant number of wide-ranging healthcare laws and regulations, including but not limited to those described below, that may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. We strive to ensure that our solutions and services are, and can be used by our customers in a manner that complies with those laws and regulations. Healthcare laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Any failure of our solutions or services to comply with these laws and regulations could result in substantial civil or criminal liability and could, among other things, adversely affect demand for our services, invalidate all or portions of some of our contracts with our customers, require us to change or terminate some portions of our business, require us to refund portions of our revenue, cause us to be disqualified from serving customers doing business with government payers, and give our customers the right to terminate our contracts with them, any one of which could have an adverse effect on our business, results of operations and financial condition.

Healthcare Fraud. A number of federal and state laws, including anti-kickback restrictions, such as the U.S. federal Anti- Kickback Statute (“AKS”) and laws prohibiting the submission of false or fraudulent claims, such as the False Claims Act apply to healthcare providers and others that provide, offer, solicit or receive payments to induce or reward referrals of items or services for which payment may be made under any federal or state healthcare program and, under certain state laws, any third-party payor. These laws are complex and their application to our specific services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have recently increased fraud and abuse enforcement activities, including in the healthcare IT industry. Additionally, from time to time, participants in the healthcare industry receive inquiries or subpoenas to produce documents in connection with government investigations.

In addition, our solutions and services include electronically transmitting claims for services and items rendered by providers to payers for approval and reimbursement. We also provide revenue cycle management services to our clients that include the coding, preparation, submission and collection of claims for medical service to payers for reimbursement. Such claims are governed by U.S. federal and state laws. The federal civil False Claims Act (“FCA”) imposes civil penalties on any persons that knowingly submit, or cause to be submitted, a false or fraudulent claim to a federal health care program such as Medicare or Medicaid. U.S. federal law may also impose criminal penalties for intentionally submitting such false claims. Further, the FCA contains a whistleblower provision that allows a private individual to file a lawsuit on behalf of the U.S. government and entitles that whistleblower to a percentage of any recoveries. In addition, the government may assert that a claim including items and services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the False Claims Act.

It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. We may be subject to government investigations, and if our operations are found to be in violation of these laws, we may be subject to significant fines and penalties, including civil, criminal and administrative penalties, damages, exclusion from Medicare, Medicaid or other government-funded healthcare programs, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. Any investigation or proceeding related to these laws, even if unwarranted or without merit, may have a material adverse effect on our business, results of operations and financial condition.

Security and Privacy of Health-Related Information. Federal, state and local laws regulate the privacy and security of health-related information and the circumstances under which such health-related information may be used, disclosed, transmitted and maintained. For example, HIPAA regulations require the use of uniform electronic data transmission standards and code sets for certain health care claims and payment transactions submitted or received electronically. The privacy and security regulations promulgated under HIPAA regulate the use and disclosure of individually identifiable health information. privacy and security requirements on covered entities and their business associates. HIPAA requires covered entities and business associates to develop and maintain policies with respect to the protection of, use and disclosure of electronic PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a data breach. The Company’s operations could be negatively impacted by a violation of the HIPAA privacy or security rules. Additionally, if the Company or its business associates fail to comply with HIPAA or contractual requirements, or create or are otherwise involved in a HIPAA data breach, the Company may face significant fines and penalties, ongoing compliance requirements, reputational harm, contractual reimbursement, recoupment or other obligations, and private litigation brought by impacted individuals.

Promoting Interoperability Programs and Health IT Certification. The American Recovery and Reinvestment Act of 2009 (“ARRA”) initially required “meaningful use of certified electronic health record technology” by healthcare providers by 2015 in order to receive limited incentive payments and to avoid related reduced reimbursement rates for Medicare claims. These laws and regulations have continued to evolve over time. Further, standards and specifications implemented under these laws are subject to interpretation by the entities designated to certify such technology. While a combination of our solutions has been certified as meeting standards for certified electronic health record technology, the regulatory standards to achieve certification will continue to evolve over time. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software or healthcare devices to be in compliance with these varying and evolving standards. In addition, further delays in interpreting these standards may result in postponement or cancellation of our clients’ decisions to purchase our software solutions. If our software solutions are not compliant with these evolving standards, our relationships with current customers, market position and sales could be impaired and we may have to invest significantly in changes to our software solutions.

New Information Blocking and Interoperability Rules. In March 2020, the Office of National Coordinator for Health Information Technology (“ONC”) of the HHS released the “21st Century Cures Act: Interoperability, Information Blocking, and the ONC Health IT Certification Program, Final Rule.” The rule implements several of the key interoperability provisions included in the 21st Century Cures Act. Specifically, it calls on developers of certified EHRs and health IT products to adopt standardized application programming interfaces, which will help allow individuals to securely and easily access structured and unstructured electronic health information formats using smartphones and other mobile devices. This provision and others included in the new rule create a potentially lengthy list of new certification and maintenance of certification requirements that developers of EHRs and other health IT products must meet in order to maintain approved federal government certification status. Meeting and maintaining this certification status could require additional development costs. The ONC rule also implements the information blocking provisions of the 21st Century Cures Act, including identifying reasonable and necessary activities that do not constitute information blocking. Under the 21st Century Cures Act, HHS has the regulatory authority to investigate and assess civil monetary penalties against health IT developers and/or providers found to be guilty of “information blocking.” This new oversight and authority to investigate claims of information blocking could create significant risks for us and our clients and could potentially create substantial new compliance costs.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•actual or anticipated fluctuations in our financial conditions and results of operations;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;
•changes in stock market valuations and operating performance of other technology companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•changes in our board of directors or management;
•sales of large blocks of our common stock, including sales by certain affiliates of Providence Strategic Growth, Silver Lake or our executive officers and directors;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, regulations or government policies applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging and other derivative transactions involving our capital stock;
•general economic conditions in the United States;
•other events or factors, including those resulting from war, pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•the other factors described in this “Risk Factors” section of this Quarterly Report on Form 10-Q.

The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition and results of operations.

The parties to our sponsor stockholders agreement hold a substantial portion of our outstanding common stock, and such parties interests may conflict with our interests and the interests of other stockholders.

The parties to our sponsor stockholders agreement own approximately 79.3% of our common stock. We have agreed to nominate to our board of directors individuals designated by Providence Strategic Growth and Silver Lake in accordance with the sponsor stockholders agreement. Providence Strategic Growth and Silver Lake will each retain the right to designate directors for so long as they beneficially own at least 5% of the aggregate number of shares of common stock outstanding. In addition, for so long as Providence Strategic Growth and Silver Lake collectively beneficially own at least 30% of the aggregate number of shares of common stock outstanding, certain actions by us or any of our subsidiaries will require the prior written consent of each of Providence Strategic Growth and Silver Lake so long as such shareholder is entitled to designate at least two (2) directors for nomination to our board of directors. The actions that will require prior written consent include: (i) change in control transactions, (ii) acquiring or disposing of assets or any business enterprise or division thereof for consideration excess of $500.0 million in any single transaction or series of transactions, (iii) increasing or decreasing the size of our board of directors, (iv) terminating the employment of our chief executive officer or hiring a new chief executive officer, (v) initiating any liquidation, dissolution, bankruptcy or other insolvency proceeding involving us or any of our significant subsidiaries, and (vi) any transfer, issue, issuance, sale or disposition of any shares of common stock, other equity securities, equity-linked securities or securities that are convertible into equity securities of us or our subsidiaries to any person or entity that is a non-strategic financial investor in a private placement transaction or series of transactions.

Even when the parties to our sponsor stockholders agreement cease to own shares of our stock representing a majority of the total voting power, for so long as the parties to such agreement continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. In addition, pursuant to the sponsor stockholder agreement, we are generally required to obtain the prior written consent of the parties to our sponsor stockholders agreement before we or our subsidiaries undertake certain actions. Accordingly, for such period of time, the parties to our sponsor stockholders agreement will have significant influence with respect to our management, business plans and policies. In particular, for so long as the parties to our sponsor stockholders agreement continue to own a significant percentage of our stock, the parties to such agreement may be able to cause or prevent a change of control of our Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

Further, our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to certain parties to our stockholders agreements or their affiliates (other than us and our subsidiaries), and any of their respective principals, members, directors, partners, stockholders, officers, employees or other representatives (other than any such person who is also our employee or an employee of our subsidiaries), or any director or stockholder who is not employed by us or our subsidiaries. See “—Our amended and restated certificate of incorporation will provide that the doctrine of “corporate opportunity” does not apply with respect to certain parties to our stockholders agreements and any director or stockholder who is not employed by us or our subsidiaries.”

Substantial future sales by the parties to our stockholders agreements or other holders of our common stock, or the perception that such sales may occur, could depress the price of our common stock.

The parties to our stockholders agreements collectively own approximately 84.6% of our outstanding shares of common stock. In addition to the limitations on the sale and transfer of shares of common stock held by such stockholders as set forth in the stockholders agreements, subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act, for so long as such parties are deemed to be our affiliates, unless the shares to be sold are registered with the SEC. These stockholders are entitled to rights with respect to the registration of their shares. We are unable to predict with certainty whether or when such parties will sell a substantial number of shares of our common stock. The sale by the parties to our stockholders agreements of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock. Except as otherwise described in our Prospectus, all shares of our common stock offered in our initial public offering are freely tradable without restriction, assuming they are not held by our affiliates.

We and all directors, officers and the holders of substantially all of our outstanding common stock and stock options have agreed that, without the prior written consent of at least three of the representatives on behalf of the underwriters, we and they will not, and will not publicly disclose an intention to, during the period ending 180 days after June 30, 2021 (the “restricted period”) (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any shares of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock, (ii) file any registration statement with the SEC relating to the offering of any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock or (iii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the common stock.

On July 6, 2021, we filed a registration statement on Form S-8 registering under the Securities Act the shares of our common stock reserved for issuance under our incentive plan. If equity securities granted under our incentive plan are sold or it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially. These sales also could impede our ability to raise future capital.

We are a “controlled company” under the corporate governance rules of The Nasdaq Stock Market and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Certain affiliates of Providence Strategic Growth and Silver Lake will own approximately 79.3% of our common stock and are parties, among others, to the sponsor stockholders agreement. The parties to the sponsor stockholders agreement have agreed to vote, or cause to vote, all of their outstanding shares of our common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the directors nominees designated by each party. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the rules of The Nasdaq Stock Market. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•the requirement that a majority of its board of directors consist of independent directors;
•the requirement that its director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is comprised entirely of independent directors and that it adopt a written charter or board resolution addressing the nominations process; and
•the requirement that it have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to rely on all of these exemptions. However, as long as we remain a “controlled company,” we may elect in the future to take advantage of any of these exemptions. As a result of any such election, our board of directors would not have a majority of independent directors, our compensation committee would not consist entirely of independent directors and our directors would not be nominated or selected by independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the rules of The Nasdaq Stock Market.

If securities or industry analysts do not publish research or reports about our business, or they publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or publish negative views on us or our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We are an “emerging growth company” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include, but are not limited to: being exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; being exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or on any golden parachute payments not previously approved.

In addition, while we are an “emerging growth company,” we will not be required to comply with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our financial statements may not be comparable to companies that are not “emerging growth companies” or elect not to avail themselves of this provision.

We may remain an “emerging growth company” until as late as December 31, 2026, the fiscal year-end following the fifth anniversary of the completion of our initial public offering, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.07 billion in annual revenue in any fiscal year, (ii) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period. The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

We incur significant increased costs as a result of operating as a public company, and our management is be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Stock Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years from the pricing of the IPO. We intend to take advantage of this legislation for as long as we are permitted to do so. Once we become required to implement these requirements, we will incur additional compliance-related expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our solutions or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, public company reporting and disclosure obligations may cause our business and financial condition to become more visible. We believe that this increased profile and visibility may result in threatened or actual litigation from time to time. If such claims are successful, our business, operating results and financial condition may be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them and the diversion of management resources, could adversely affect our business, operating results and financial condition.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•amendments to certain provisions of our amended and restated certificate of incorporation or amendments to our amended and restated bylaws generally require the approval of at least 66 2/3% of the voting power of our outstanding capital stock;
•our staggered board;
•at any time when the parties to our sponsor stockholders agreement beneficially own, in the aggregate, at least a majority of the voting power of our outstanding capital stock, our stockholders may take action by consent without a meeting, and at any time when the parties to our sponsor stockholders agreement beneficially own, in the aggregate, less than the majority of the voting power of our outstanding capital stock, our stockholders may not take action by written consent, but may only take action at a meeting of stockholders;
•our amended and restated certificate of incorporation does not provide for cumulative voting;
•vacancies on our board of directors may be filled only by our board of directors and not by stockholders, subject to the rights granted pursuant to the stockholders agreements;
•a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer or a majority of our board of directors;
•unless we otherwise consent in writing, restrict the forum for certain litigation against us to Delaware or the federal courts, as applicable;

•our board of directors has the authority to issue shares of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders (other than the parties to our stockholders agreements for nominations made pursuant to the terms of the stockholders agreements) to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

In addition, we have opted out of Section 203 of the Delaware General Corporation Law, but our amended and restated certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested stockholder” (generally defined as any person who, together with that person’s affiliates and associates, owns, 15% or more of our outstanding voting stock) for a period of three years following the date on which the stockholder became an “interested stockholder” is prohibited, provided, however, that, under our amended and restated certificate of incorporation, the parties to our sponsor stockholders agreement and their respective affiliates will not be deemed to be interested stockholders regardless of the percentage of our outstanding voting stock owned by them, and accordingly will not be subject to such restrictions.

These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to certain parties to our stockholders agreements and any director or stockholder who is not employed by us or our subsidiaries.

The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Pursuant to our amended and restated certificate of incorporation, we renounce, to the fullest extent permitted by law and in accordance with Section 122(17) of the Delaware General Corporation Law all interest and expectancy that we otherwise would be entitled to have in, and all rights to be offered an opportunity to participate in, any opportunity that may be presented to Providence Strategic Growth, Silver Lake or their affiliates (other than us and our subsidiaries), and any of their respective principals, members, directors, partners, stockholders, officers, employees or other representatives (other than any such person who is also our employee or an employee of our subsidiaries), or any director or stockholder who is not employed by us or our subsidiaries. Providence Strategic Growth and Silver Lake or their affiliates and any director or stockholder who is not employed by us or our subsidiaries, therefore, have no duty to communicate or present corporate opportunities to us, and have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries. As a result, certain of our stockholders, directors and their respective affiliates are not prohibited from operating or investing in competing businesses. We, therefore, may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results and financial condition.

Our amended and restated certificate of incorporation provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides that, unless we otherwise consent in writing, (A) (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the Delaware General Corporation Law confers exclusive jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our decision to adopt such a federal forum provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Notwithstanding the foregoing, the exclusive forum provision does not apply to claims seeking to enforce any liability or duty created by the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.

The choice of forum provision in our amended and restated certificate of incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

General Risk Factors

Because we maintain and may expand our business that is located outside of the United States, our business is susceptible to risks associated with international operations.

We maintain operations outside of the United States, including in Canada, the United Kingdom, Australia and Jordan, which we may expand in the future. Conducting and expanding international operations subjects us to new risks that we have not generally faced in the United States. These include:

•exposure to foreign currency exchange rate risk;
•difficulties in collecting payments internationally, and managing and staffing international operations;
•establishing relationships with employees, independent contractors, subcontractors and suppliers in international locations;
•the increased travel, infrastructure and legal compliance costs associated with international locations;
•the burdens of complying with a wide variety of laws associated with international operations, including data privacy and security, taxes and customs;
•significant fines, penalties and collateral consequences if we fail to comply with anti-bribery laws;
•heightened risk of improper, unfair or corrupt business practices in certain geographies;
•potentially adverse tax consequences, including in connection with repatriation of earnings;
•increased financial accounting and reporting burdens and complexities;
•political, social and economic instability abroad, terrorist attacks and security concerns in general; and
•reduced or varied protection for intellectual property rights in some countries.

We utilize and may in the future increase our utilization of independent contractors in a number of jurisdictions in which we operate, including India. The tests governing whether an employee is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that classifies independent contractors as employees, could harm our business, financial condition and results of operations, including as a result of, among others, monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages and wage and hour laws and requirements (such as those pertaining to failure to pay minimum wage and overtime, or to provide required breaks and wage statements), expense reimbursement, statutory and punitive damages, penalties, and government fines. The occurrence of any one of these risks could negatively affect our international operations and, consequently, have a material adverse effect on our business, financial condition and results of operations.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Litigation and the outcomes of such litigation could negatively impact our future financial condition and results of operations.

In the ordinary course of our business, we are, from time to time, subject to various litigation and legal proceedings. As a public company, we may be subject to proceedings across a variety of matters, including matters involving stockholder class actions, tax audits, unclaimed property audits and related matters, employment and others. The outcome of litigation and other legal proceedings and the magnitude of potential losses therefrom, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Significant legal proceedings, if decided adversely to us or settled by us, may require changes to our business operations that negatively impact our operating results or involve significant liability awards that impact our financial condition. The cost to defend litigation may be significant. As a result, legal proceedings may adversely affect our business, financial condition, results of operations or liquidity.

We may be subject to additional tax liabilities in connection with our operations or due to future legislation, each of which could materially impact our financial position and results of operation.

We are subject to federal and state income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, and such laws and rates vary by jurisdiction. We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. There is also uncertainty over sales tax liability as a result of the U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc., which held that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years. Similarly, non-U.S. jurisdictions have imposed or proposed digital services taxes, including in connection with the Organization for Economic Co-Operation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) Project. These taxes, whether imposed unilaterally by non-U.S. jurisdictions or in response to multilateral measures (e.g., the BEPS Project), could result in taxation of companies that have customers in a particular jurisdiction but do not operate there through a permanent establishment. Changes to tax law or administration such as these, whether at the state level or the international level, could increase our tax administrative costs and tax risk, and negatively affect our overall business, results of operations, financial condition and cash flows.

Although we believe our tax practices and provisions are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, there could be a material effect on our tax provision, net income or cash flows in the period or periods for which that determination is made, which could materially impact our financial results. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time. Further, any changes in the taxation of our activities, may increase our effective tax rate and adversely affect our financial position and results of operations. For example, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. No specific United States tax legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our existing Credit Agreement, and the expected terms of our New Credit Facilities, restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.

We primarily depend on our subsidiaries for cash to fund operations and expenses, including future dividend payments, if any.

We do not conduct significant business operations of our own. As a result, we are largely dependent upon cash distributions and other transfers from our subsidiaries to meet our obligations and to make future dividend payments, if any. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future; however, the agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Quarterly Report on Form 10-Q.” The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could impair their ability to make distributions to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

The following sets forth information regarding unregistered securities sold from April 1, 2021 through June 30, 2021:

•In June 2021, we approved grants of restricted stock units representing 535,833 shares of our common stock, based on an assumed initial public offering price of $17.00 per share.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act (“Rule 701”) as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The foregoing transaction did not involve any underwriters, underwriting discounts or commissions or any public offering.

Use of Proceeds

On July 6, 2021, we completed our IPO, in which we issued and sold 19,117,648 shares of our Common Stock at a price to the public of $17.00 per share for net proceeds of $303.9 million, after deducting the underwriting discount and commissions of $21.1 million. Additionally, we incurred other IPO related fees of approximately $7 million. On July 29, 2021, the underwriters of our IPO fully exercised their over-allotment option, resulting in the sale of an additional 2.8 million shares at the IPO price of $17.00 per share and after underwriter discounts of $3.1 million, net proceeds were $43.9 million. No payments for the foregoing expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333- 256641), as amended (the “Registration Statement”), declared effective by the SEC on June 30, 2021. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.

The net proceeds from our IPO, before the exercise of the underwriters’ over-allotment option, together with the net proceeds from our New Term Loans and our New Revolver, were used to repay in full $791.1 million outstanding under our Former Credit Facilities. On August 4, 2021, the Company used the net proceeds from the sale of the additional shares of common stock following the exercise of the underwriters’ over-allotment option granted in our IPO to repay $44.0 million of the amount outstanding under the New Revolver.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40575	3.1	7/9/21
3.2	Amended and Restated Bylaws.	8-K	001-40575	3.2	7/9/21
4.1	Form of Certificate of Common Stock.	S-1/A	333-256641	4.1	6/23//21
4.2	Registration Rights Agreement by and between EverCommerce Inc. and certain security holders of EverCommerce Inc., dated May 7, 2021.	S-1	333-256641	4.3	5/28/21
4.3	Sponsor Stockholders Agreement, dated as of June 30, 2021	8-K	001-40575	10.1	7/9/21
4.4	Management Stockholders Agreement, dated as of June 30, 2021	8-K	001-40575	10.1	7/9/21
10.1	Form of Indemnification Agreement between EverCommerce Inc. and its directors and officers.	S-1/A	333-256641	10.1	6/23/21
10.2	EverCommerce Inc. 2021 Incentive Award Plan.	S-1/A	333-256641	10.6	6/23/21
10.3	Form of RSU Agreement under the EverCommerce Inc. 2021 Incentive Award Plan.	S-1/A	333-256641	10.6.1	6/23/21
10.4	Form of Option Agreement under the EverCommerce Inc. 2021 Incentive Award Plan.	S-1/A	333-256641	10.6.2	6/23/21
10.5	EverCommerce Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-256641	10.7	6/23/21
10.6	EverCommerce Inc. Non-Employee Director Compensation Policy.	S-1/A	333-256641	10.8	6/23/21
10.7	Employment Agreement by and between the Company and Eric Remer, dated July 1, 2021.					*
10.8	Employment Agreement by and between the Company and Matthew Feierstein, dated July 1, 2021.					*
10.9	Employment Agreement by and between the Company and Marc Thompson, dated July 1, 2021.					*
10.10	Common Stock Purchase Agreement, by and among EverCommerce Inc. and SLA CM Eclipse Holdings, L.P. and SLA Eclipse Co-Invest, L.P., dated June 22, 2021.	S-1/A	333-256641	10.20	6/23/21
10.11	Credit Agreement, dated July 6, 2021.	8-K	001-40575	10.3	7/9/21
10.12	Collateral Agreement, dated July 6, 2021.	8-K	001-40575	10.4	7/9/21
10.13	Guarantee Agreement, dated July 6, 2021.	8-K	001-40575	10.5	7/9/21
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERCOMMERCE INC.

Date: August 11, 2021	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Marc Thompson
Marc Thompson
Chief Financial Officer
(Principal Financial Officer)