Form 10-Q
period 2021-09-30
EverCommerce Inc.
filed 2021-11-09
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Yes ☐ No ☒

As of November 5, 2021, there were 195,361,459 shares of the registrant’s common stock, par value $0.00001, outstanding.

TABLE OF CONTENTS

		Page
Part I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2021 and 2020
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and 2020	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	53

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	91
Item 3.	Defaults Upon Senior Securities	92
Item 4.	Mine Safety Disclosures	92
Item 5.	Other Information	92
Item 6.	Exhibits	92
Signatures		94

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I — FINANCIAL INFORMATION

Condensed Consolidated Financial Statements (unaudited)

EverCommerce Inc.

Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(unaudited)

	September 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$95,588	$96,035
Restricted cash	2,757	2,303
Accounts receivable, net of allowance for doubtful accounts of $1.8 million and $1.0 million at September 30, 2021 and December 31, 2020, respectively	31,699	24,966
Contract assets	13,595	9,838
Prepaid expenses and other current assets	19,015	10,686
Total current assets	162,654	143,828
Non-current assets:
Property and equipment, net	14,080	14,705
Capitalized software, net	22,692	16,069
Other non-current assets	25,793	14,102
Intangible assets, net	467,848	470,729
Goodwill	796,218	668,151
Total non-current assets	1,326,631	1,183,756
Total assets	$1,489,285	$1,327,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Condensed Consolidated Balance Sheets (Continued)
(in thousands, except per share and share amounts)
(unaudited)

	September 30,	December 31,
	2021	2020

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,643	$11,131
Accrued expenses and other	41,637	46,408
Deferred revenue	21,677	13,621
Customer deposits	8,384	8,247
Current maturities of long-term debt	6,279	7,294
Total current liabilities	87,620	86,701
Non-current liabilities:
Deferred tax liability, net	19,632	10,766
Long-term deferred revenue	2,511	2,297
Long-term debt, net of current maturities and deferred financing costs	378,789	691,038
Other non-current liabilities	16,936	17,626
Total non-current liabilities	417,868	721,727
Total liabilities	505,488	808,428

Commitments and contingencies (Note 15)

Convertible Preferred Stock:
Series B convertible preferred stock, $0.00001 par value, no shares authorized, issued or outstanding as of September 30, 2021; 75,000,000 shares authorized and 72,225,754 shares issued and outstanding (liquidation preference of $745.0 million) as of December 31, 2020	—	745,046
Series A convertible preferred stock, $0.00001 par value, no shares authorized, issued or outstanding as of September 30, 2021; 50,000,000 shares authorized and 44,957,786 shares issued and outstanding (liquidation preference of $163.3 million) as of December 31, 2020	—	163,264
Total convertible preferred stock	—	908,310
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of September 30, 2021	—	—
Common stock, $0.00001 par value, 2,000,000,000 and 185,000,000 shares authorized and 195,356,459 and 43,073,327 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2	—
Accumulated other comprehensive income (loss)	(972)	1,546
Additional paid-in capital	1,493,266	40,564
Accumulated deficit	(508,499)	(431,264)
Total stockholders’ equity (deficit)	983,797	(389,154)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$1,489,285	$1,327,584
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Subscription and transaction fees	$91,788	$60,017	$252,119	$168,413
Marketing technology solutions	31,610	24,359	88,974	62,738
Other	5,136	4,775	13,397	14,370
Total revenues	128,534	89,151	354,490	245,521
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	42,958	29,480	119,488	86,372
Sales and marketing	25,156	12,072	67,647	36,305
Product development	12,711	7,622	35,083	22,282
General and administrative	25,779	17,087	79,796	56,388
Depreciation and amortization	25,996	19,152	73,917	55,300
Total operating expenses	132,600	85,413	375,931	256,647
Operating loss	(4,066)	3,738	(21,441)	(11,126)
Interest and other expense, net	(5,148)	(9,756)	(31,262)	(30,653)
Loss on debt extinguishment	(28,714)	—	(28,714)	—
Net loss before income tax benefit	(37,928)	(6,018)	(81,417)	(41,779)
Income tax benefit	1,022	574	4,182	2,748
Net loss	$(36,906)	$(5,444)	$(77,235)	$(39,031)
Other comprehensive income:
Foreign currency translation gains (losses), net	(3,430)	896	(2,518)	(528)
Comprehensive loss	$(40,336)	$(4,548)	$(79,753)	$(39,559)

Net loss attributable to common stockholders:
Net loss	$(36,906)	$(5,444)	$(77,235)	$(39,031)
Adjustments to net loss (see Note 12)	—	(13,686)	(15,105)	(39,896)
Net loss attributable to common stockholders	$(36,906)	$(19,130)	$(92,340)	$(78,927)

Net loss per share attributable to common stockholders:
Basic	$(0.20)	$(0.46)	$(1.01)	$(1.91)
Diluted	$(0.20)	$(0.46)	$(1.01)	$(1.91)

Weighted-average shares of common stock outstanding used in computing net loss per share attributable to common stockholders:
Basic	187,994,437	41,694,762	91,655,461	41,335,411
Diluted	187,994,437	41,694,762	91,655,461	41,335,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands) (unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A Convertible Preferred Stock		Total Convertible Preferred Stock	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount

Balance at December 31, 2020	72,226	$745,046	—	$—	44,958	$163,264	$908,310	—	$—	43,074	$—	$40,564	$(431,264)	$1,546	$(389,154)
Rollover equity in consideration of net assets acquired	—	—	—	—	—	—	—	—	—	45	—	416	—	—	416
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	903	—	—	903
Stock option exercises	—	—	—	—	—	—	—	—	—	223	—	735	—	—	735
Foreign currency translation gains, net	—	—	—	—	—	—	—	—	—	—	—	—	—	543	543
Accretion of Series B convertible preferred stock to redemption value	—	15,105	—	—	—	—	15,105	—	—	—	—	(15,105)	—	—	(15,105)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(15,995)	—	(15,995)
Balance at March 31, 2021	72,226	760,151	—	—	44,958	163,264	923,415	—	—	43,342	—	27,513	(447,259)	2,089	(417,657)
Issuance of convertible preferred stock, net	—	—	7,857	109,782	—	—	109,782	—	—	—	—	—	—	—	—
Measurement period adjustment to update fair value of rollover equity	—	—	—	—	—	—	—	—	—	—	—	310	—	—	310
Stock-based compensation	—	—	—	—	—	—	—	—	—	571	—	11,201	—	—	11,201
Stock option exercises	—	—	—	—	—	—	—	—	—	84	—	281	—	—	281
Foreign currency translation gains, net	—	—	—	—	—	—	—	—	—	—	—	—	—	369	369
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(24,334)	—	(24,334)
Balance at June 30, 2021	72,226	760,151	7,857	109,782	44,958	163,264	1,033,197	—	—	43,997	—	39,305	(471,593)	2,458	(429,830)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(72,226)	(760,151)	(7,857)	(109,782)	(44,958)	(163,264)	(1,033,197)	—	—	125,041	2	1,033,195	—	—	1,033,197
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriters fees of $31,102	—	—	—	—	—	—	—	—	—	21,882	—	340,884	—	—	340,884
Issuance of common stock in a preferred placement	—	—	—	—	—	—	—	—	—	4,412	—	75,000	—	—	75,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	4,745	—	—	4,745
Stock option exercises	—	—	—	—	—	—	—	—	—	24	—	137	—	—	137
Foreign currency translation losses, net	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,430)	(3,430)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(36,906)	—	(36,906)
Balance at September 30, 2021	—	$—	—	$—	—	$—	$—	—	$—	195,356	$2	$1,493,266	$(508,499)	$(972)	$983,797
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)
(in thousands)
(unaudited)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Total Convertible Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount

Balance at December 31, 2019	55,759	$527,065	44,958	$163,264	$690,329	40,731	$—	$96,129	$(371,310)	$342	$(274,839)
Rollover equity in consideration of net assets acquired	—	—	—	—	—	127	—	618	—	—	618
Stock-based compensation	—	—	—	—	—	244	—	846	—	—	846
Stock option exercises	—	—	—	—	—	44	—	50	—	—	50
Foreign currency translation losses, net	—	—	—	—	—	—	—	—	—	(1,851)	(1,851)
Accretion of Series B convertible preferred stock to redemption value	—	13,105	—	—	13,105	—	—	(13,105)	—	—	(13,105)
Net loss	—	—	—	—	—	—	—	—	(19,902)	—	(19,902)
Balance at March 31, 2020	55,759	540,170	44,958	163,264	703,434	41,146	—	84,538	(391,212)	(1,509)	(308,183)
Stock-based compensation	—	—	—	—	—	244	—	981	—	—	981
Stock option exercises	—	—	—	—	—	4	—	6	—	—	6
Foreign currency translation gains, net	—	—	—	—	—	—	—	—	—	427	427
Accretion of Series B convertible preferred stock to redemption value	—	13,105	—	—	13,105	—	—	(13,105)	—	—	(13,105)
Net loss	—	—	—	—	—	—	—	—	(13,685)	—	(13,685)
Balance at June 30, 2020	55,759	553,275	44,958	163,264	716,539	41,394	—	72,420	(404,897)	(1,082)	(333,559)
Stock-based compensation	—	—	—	—	—	669	—	3,470	—	—	3,470
Stock option exercises	—	—	—	—	—	12	—	53	—	—	53
Issuance of stock, net	5,831	53,157	—	—	53,157	—	—	—	—	—	—
Rollover equity in consideration of net assets acquired	—	—	—	—	—	22	—	127	—	—	127
Foreign currency translation gains, net	—	—	—	—	—	—	—	—	—	896	896
Accretion of Series B convertible preferred stock to redemption value	—	13,687	—	—	13,687	—	—	(13,687)	—	—	(13,687)
Net loss	—	—	—	—	—	—	—	—	(5,444)	—	(5,444)
Balance at September 30, 2020	61,590	$620,119	44,958	$163,264	$783,383	42,097	$—	$62,383	$(410,341)	$(186)	$(348,144)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows provided by operating activities:
Net loss	$(77,235)	$(39,031)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on debt extinguishment	28,714	—
Depreciation and amortization	73,917	55,300
Amortization of discount on long-term debt	3,318	2,824
Amortization of deferred financing costs on long-term debt	344	144
Amortization of costs and fees on credit facility commitments	395	796
Deferred taxes	(2,831)	(120)
Bad debt expense	1,221	1,636
Paid-in-kind interest on long-term debt	305	283
Stock-based compensation expense	16,849	5,297
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(7,047)	1,226
Prepaid expenses and other current assets	(11,413)	(770)
Other non-current assets	(11,526)	(6,555)
Accounts payable	(1,886)	(1,824)
Accrued expenses and other	(6,802)	4,290
Deferred revenue	7,924	290
Customer deposits and other long-term liabilities	(574)	8,283
Net cash provided by operating activities	13,673	32,069

Cash flows used in investing activities:
Purchases of property and equipment	(1,932)	(4,321)
Capitalization of software costs	(9,065)	(6,349)
Payment of contingent consideration	—	(2,000)
Acquisition of companies, net of cash acquired	(183,242)	(117,972)
Net cash used in investing activities	(194,239)	(130,642)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows provided by financing activities:
Payments on long-term debt	(837,082)	(54,048)
Proceeds from long-term debt	496,466	143,884
Deferred financing costs	(5,689)	(4,826)
Exercise of stock options	1,153	109
Proceeds from preferred stock issuance, net	109,782	53,157
Proceeds from common stock issuance, net	415,884	—
Net cash provided by financing activities	180,514	138,276

Effect of foreign currency exchange rate changes on cash	59	37
Net increase in cash and cash equivalents and restricted cash	7	39,740

Cash and cash equivalents and restricted cash:
Beginning of period	98,338	57,344
End of period	$98,345	$97,084

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,090	$24,080
Cash paid for income taxes	$1,544	$506

Supplemental disclosures of noncash investing and financing activities:
Rollover equity in consideration of net assets acquired	$726	$745
Fair value of earnout in consideration of net assets acquired	$—	$2,455
Accretion of Series B convertible preferred stock to redemption value	$15,105	$39,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
Note 1. Nature of the Business

EverCommerce Inc. and subsidiaries (the “Company” or “EverCommerce”) is a leading provider of integrated software-as-a-service (“SaaS”) solutions for service-based small- and medium-sized businesses (“service SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. Today, we serve over 500,000 customers across three core verticals: Home Services; Health Services; and Fitness & Wellness Services. Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as construction contractors and home maintenance technicians, to physician practices and therapists in the health services industry, to personal trainers and salon owners in the fitness and wellness sectors. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly nuanced demands, as well as highly complementary solutions that complete end-to-end offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. See Note 3 in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on acquired subsidiaries. The Company was incorporated in Delaware on September 29, 2016, and began operations on October 17, 2016 (Inception). The Company is headquartered in Denver, Colorado, and has operations across the United States, Canada, Jordan, United Kingdom, Australia and New Zealand. The Company changed its name from PaySimple Holdings, Inc. to EverCommerce Inc. as of December 14, 2020.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2020 and the related notes contained in the Company’s final prospectus for its initial public offering of its common stock (“IPO”) dated as of June 30, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on July 6, 2021 (the “Prospectus”). The December 31, 2020 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the nine months ended September 30, 2021 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2020 and the related notes appearing in our Prospectus, other than as noted below in Accounting Pronouncements Issued and Adopted.

The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.

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
September 30, 2021
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
In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the guidance in ASC 805 to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. FASB’s objective in issuing the ASU is to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity and inconsistency related to both the recognition of an acquired contract liability and payment terms’ effects on subsequent revenue recognized by the acquirer. This updated standard will be effective for annual reporting periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements, as well as whether the Company will early adopt this standard.
Accounting Pronouncements Issued and Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740); Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted this ASU for the nine months ended September 30, 2021 and it did not have a material impact on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 eliminates the cash conversion and beneficial conversation feature models in ASC 470-20 that require an issuer of certain convertible debt and preferred stock to separately account for embedded conversion features as a component of equity. Instead, an issuer will account for these securities as a single unit of account, unless the conversion feature meets certain criteria. As further discussed in Note 10 in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q the Company issued Series C Convertible Preferred Stock (“Series C”) during the three months ended June 30, 2021. As a result of adopting ASU 2020-06, the Company was not required to determine whether bifurcation of an embedded conversion feature from the host instruments was necessary.

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
Note 3. Acquisitions
2021 Acquisitions
During the nine months ended September 30, 2021, the Company completed four business acquisitions in conjunction with the execution of its long-term plans and objectives in building a service commerce platform supporting the success of service SMBs. All of the acquisitions qualified as business combinations under ASC Topic 805, Business Combinations (“ASC 805”). Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition date fair values, with any excess consideration recognized as goodwill. Goodwill primarily represents the value associated with the assembled workforce, and expected synergies subsumed into goodwill.
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
The Company’s condensed consolidated statements of operations and comprehensive loss include $4.1 million and $6.8 million of acquisition related transaction costs in general and administrative expense for acquisitions consummated during the three and nine months ended September 30, 2021, respectively.
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

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
The following table summarizes the estimated fair values of consideration transferred, assets acquired and liabilities assumed for each acquisition during the nine months ended September 30, 2021:

	Briostack	PulseM	MDTech	Timely	Total
	(in thousands)

Cash	$34,441	$34,484	$15,855	$99,748	$184,528
Rollover equity	726	—	—	—	726
Total consideration	$35,167	$34,484	$15,855	$99,748	$185,254

Net assets acquired:
Cash and cash equivalents	$17	$—	$101	$1,169	$1,287
Accounts receivable, trade	156	—	175	290	621
Other receivables	221	151	48	95	515
Prepaid expenses and other current assets	53	32	34	128	247
Property and equipment	22	4	16	219	261
Other non-current assets	144	3	—	52	199
Intangible—developed technology	1,360	2,380	1,640	7,014	12,394
Intangible—customer relationships	4,800	12,510	5,830	28,836	51,976
Intangible—trade name	390	260	200	1,414	2,264
Intangible—non-compete agreements	23	10	10	63	106
Goodwill	28,262	22,920	8,043	71,067	130,292
Deferred tax asset	1	—	2	1,863	1,866
Accounts payable	(20)	(113)	(44)	(230)	(407)
Other current liabilities	(28)	—	—	(670)	(698)
Accrued expenses and other	(206)	(99)	(157)	(971)	(1,433)
Deferred tax liability	—	(3,538)	—	(10,299)	(13,837)
Deferred revenue	(28)	(36)	(43)	(292)	(399)
Total net assets acquired	$35,167	$34,484	$15,855	$99,748	$185,254

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
PulseM

On March 17, 2021, the Company acquired 100% of the interest of Speetra, Inc. dba PulseM (“PulseM”), a provider of enterprise-level reputation management software for small businesses, for $34.5 million.

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
MDTech
On July 8, 2021, the Company acquired 100% of the interest of PM Ventures, LLC dba MDTech (“MDTech”), a provider of electronic charge capture solutions to physicians via its SaaS-based MD Coder application and suite of add-ons, for $15.9 million.
Timely

On July 8, 2021, the Company acquired 100% of the interest of Timely Ltd. (“Timely”), a booking and business management software company, for $99.7 million. Timely is based in New Zealand and has operations in the U.K. and Australia, as well.
2020 Acquisitions
During 2020 and in the nine months ended September 30, 2020, the Company completed nine and five business acquisitions, respectively, in conjunction with the execution of its long-term plans and objectives in building a service commerce platform supporting the success of SMBs. All of the acquisitions qualified as business combinations under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition date fair values, with any excess consideration recognized as goodwill. Goodwill primarily represents the value associated with the assembled workforce, and expected synergies subsumed into goodwill.
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
The Company’s condensed consolidated results of operations include $15.5 million of acquisition related transaction costs in general and administrative expense for acquisitions consummated in 2020, with $5.7 million incurred in the nine months ended September 30, 2020.
Each acquisition allows for an adjustment to the purchase price to be made subsequent to the transaction closing date based on the actual amount of working capital and cash delivered to the Company. The consideration paid and purchase price allocations disclosed reflect the effects of these adjustments.
The allocation of purchase consideration related to 2020 acquisitions is considered final.

EverCommerce Inc.
September 30, 2021
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
September 30, 2021
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
September 30, 2021
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
September 30, 2021
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
Under the terms of the purchase agreement, the Company is required to pay the seller an earnout based on achieving $4.6 million of total revenue during calendar year end 2021. The earnout amount will be $2.7 million, if the target is met; no consideration will be paid if the target is not met. At the acquisition date, the Company determined the fair value of the earnout to be $1.0 million and has included the amount in the total consideration above. At

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
December 31, 2020, the Company noted no change in the fair value of the earnout from the acquisition date. At March 31, 2021, the Company concluded that the 2021 earnout target will not be met and released the liability with a corresponding gain of $1.0 million recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss. There has been no further change in the fair value of the earnout from March 31, 2021.
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
Pro Forma Results of Acquisitions (unaudited)
The following table presents unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, as if the aforementioned 2021 and 2020 acquisitions had occurred as of January 1, 2020. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense of nil and $6.9 million for the three months ended September 30, 2021 and 2020, respectively, and $3.8 million and $21.7 million for the nine months ended September 30, 2021 and 2020, respectively, to account for funds borrowed earlier, issuance of our common shares at earlier dates which impacts the calculation of basic and diluted net loss per share, removal of transaction costs of $4.1 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $6.8 million and $5.7 million for the nine months ended September 30, 2021 and 2020, respectively, and additional amortization expense of nil and $4.2 million for the three months ended September 30, 2021 and 2020, respectively, and $1.8 million and $14.4 million for the nine months ended September 30, 2021 and 2020, respectively, resulting from the amortization of intangible assets beginning as of January 1, 2020. We prepared the pro forma financial information for the combined entities for comparative purposes only, and the information is not indicative of what actual results would have been

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
if the acquisitions had occurred at the beginning of the periods presented, nor is the information intended to represent or be indicative of future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021 Pro Forma	2020 Pro Forma	2021 Pro Forma	2020 Pro Forma
	(in thousands, except per share amounts)
	(unaudited)

Total revenue	$129,358	$107,830	$366,186	$303,762
Net loss	$(32,775)	$(13,969)	$(78,846)	$(67,884)
Adjustments to net loss per share (see Note 12)	—	(13,686)	(15,105)	(39,896)
Net loss attributable to common stockholders	$(32,775)	$(27,655)	$(93,951)	$(107,780)
Net loss per share attributable to common stockholders:
Basic	$(0.17)	$(0.66)	$(1.03)	$(2.60)
Diluted	$(0.17)	$(0.66)	$(1.03)	$(2.60)

Note 4. Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)

By pattern of recognition (timing of transfer of services):
Point in time	$13,743	$12,953	$37,324	$34,891
Over time	114,791	76,198	317,166	210,630
Total	$128,534	$89,151	$354,490	$245,521
By Geographical Market:
United States	$118,721	$82,368	$325,179	$227,152
International	9,813	6,783	29,311	18,369
Total	$128,534	$89,151	$354,490	$245,521
Contract Balances
Supplemental balance sheet information related to contracts from customers as of:

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements

	September 30,	December 31,
	2021	2020
	(in thousands)

Accounts receivables	$31,699	$24,966
Contract assets	$13,595	$9,838
Deferred revenue	$21,677	$13,621
Customer deposits	$8,384	$8,247
Long-term deferred revenue	$2,511	$2,297
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
Contract liabilities: Contract liabilities represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Short-term contract liabilities are included within deferred revenue on the consolidated balance sheets. Long-term contract liabilities are included within long-term deferred revenue on the consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2020 was $12.4 million for the nine months ended September 30, 2021.
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
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Variable consideration accounted for under the variable consideration allocation exception associated with unsatisfied performance obligations or an unsatisfied promise that forms part of a single performance obligation under application of the series guidance have been excluded. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription and marketing technology solutions revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of September 30, 2021, was $15.9 million, which is comprised of contracts where the contract term under ASC 606 is in excess of one year. The Company expects to recognize approximately 45% of its remaining performance obligations as revenue within the next year, 28% of its remaining performance obligations as revenue the subsequent year, 24% of its remaining performance obligations as revenue in the third year, and the remainder during the two year period thereafter.

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
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
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s consolidated balance sheets. The costs to obtain contracts are amortized over 5 years, which corresponds with the useful life of the related capitalized software. Short-term assets were $4.2 million and $2.7 million at September 30, 2021 and December 31, 2020, respectively, and long-term assets were $10.7 million and $7.2 million at September 30, 2021 and December 31, 2020, respectively. The Company recorded $1.0 million and $0.5 million of amortization expense related to assets for the three months ended September 30, 2021 and 2020, respectively, and $2.7 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively, which is included in sales and marketing expense on the condensed consolidated statements of operations and comprehensive loss.
The Company has concluded that there are no other material costs incurred in fulfillment of customer contracts that are not accounted for under other GAAP, which meet the capitalization criteria under ASC 606 and FASB ASC Topic 340-40, Accounting for Other Assets and Deferred Costs (“ASC 340-40”). The Company has elected to account for shipping and handling activities as fulfillment activities and recognize the associated expense when the transfer of control of the product has occurred, as permitted under the shipping and handling activities practical expedient.
Note 5. Goodwill
Goodwill activity consisted of the following for the nine months ended September 30, 2021 (in thousands):

Balance at December 31, 2020	$668,151
Acquired goodwill	130,292
Measurement period adjustments(1)	293
Effect of foreign currency exchange rate changes	(2,518)
Balance at September 30, 2021	$796,218
(1)The $0.3 million of measurement period adjustments relate to acquisitions consummated during the year ended December 31, 2020.

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
Note 6. Intangible Assets
Intangible assets consisted of the following as of:

	September 30, 2021
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$553,755	$168,013	$385,742
Developed technology	2-12 years	97,707	38,192	59,515
Trade name	3-10 years	34,973	13,353	21,620
Non-compete agreements	3-5 years	2,399	1,428	971
Total		$688,834	$220,986	$467,848

	December 31, 2020
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$502,614	$113,934	$388,680
Developed technology	2-12 years	85,510	27,311	58,199
Trade name	3-10 years	32,729	10,151	22,578
Non-compete agreements	3-5 years	2,295	1,023	1,272
Total		$623,148	$152,419	$470,729
Amortization expense was $24.2 million and $17.8 million for the three months ended September 30, 2021 and 2020, respectively, and $68.7 million and $51.3 million for the nine months ended September 30, 2021 and 2020, respectively.

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
Note 7. Property and Equipment
Property and equipment consisted of the following as of:

	September 30,	December 31,
	2021	2020
	(in thousands)

Computer equipment and software	$7,259	$5,455
Furniture and fixtures	3,926	3,728
Leasehold improvements	12,037	11,886
Total property and equipment	23,222	21,069
Less accumulated depreciation	(9,142)	(6,364)
Property and equipment, net	$14,080	$14,705
Depreciation expense was $1.0 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, and $2.8 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 8. Capitalized Software
Capitalized software consisted of the following as of:

	September 30,	December 31,
	2021	2020
	(in thousands)

Capitalized software	$29,397	$20,339
Less: accumulated amortization	(6,705)	(4,270)
Capitalized software, net	$22,692	$16,069
Amortization expense was $0.9 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $2.4 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively.

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
Note 9. Long-Term Debt
Long-term debt consisted of the following as of:

	September 30,	December 31,
	2021	2020
	(in thousands)

Term notes with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate, plus an applicable margin of 3.25% (3.75% at September 30, 2021) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2028	$350,000	$—
Revolver with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate, plus an applicable margin of 3.25% (3.33% at September 30, 2021), and outstanding balance due July 2026	35,000	—
Term notes with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate, plus an applicable margin of 5.50% (5.65% at December 31, 2020) quarterly principal payments of 0.25% of original principal balance with balloon payment due August 2025	—	720,964
Asset purchase agreement related to acquisition of Service Nation, Inc., zero-interest unsecured debt (effective interest of 10%) with principal payments due monthly through February 2021	—	15
Subordinated unsecured promissory note related to acquisition of Service Nation, Inc., interest paid-in-kind, interest rate at 8.5% with balloon payment due September 2022	2,805	2,633
Subordinated unsecured promissory note related to acquisition of Technique Fitness, Inc. D/B/A Club OS, interest paid-in-kind, interest rate at 7% with balloon payment due December 2022	2,608	2,476
Principal debt	390,413	726,088
Deferred financing costs on long-term debt	(3,558)	(1,054)
Discount on long-term debt	(1,787)	(26,702)
Total debt	385,068	698,332
Less current maturities	6,279	7,294
Long-term portion	$378,789	$691,038

The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of September 30, 2021, the Company obtained trading prices for the term notes outstanding. Such instruments are classified as Level 1. If no such trading prices are available, the Company determines the fair value of long-term debt using discounted cash flows, applying current interest rates and current credit spreads, based on its own credit risk. Such instruments are classified as Level 2. The fair value amounts were approximately $390.9 million and $710.3 million as of September 30, 2021 and December 31, 2020, respectively.
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
During the year ended December 31, 2020, the Company entered into an amendment to the Credit Facility which provided an incremental commitment for additional DDTLs of $250.0 million, resulting in a total commitment for DDTLs of $385.0 million. The incremental commitment DDTLs bore the same terms and conditions as the original

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
DDTLs within the Credit Facility. During the year ended December 31, 2020, the Company received proceeds of $264.7 million, net of discount on long-term debt of $9.0 million, in connection with the DDTLs. During the three and nine months ended September 30, 2021, the Company received proceeds of nil and $69.2 million, respectively, net of discount on long-term debt of nil and $2.9 million, respectively, in connection with the DDTLs. The Company paid commitment fees on the revolver at a variable rate that ranged from 0.375% to 0.50% per annum (based on the Company’s most recent first lien leverage ratio) and the incremental delayed draw unused commitments of 1.5% per annum paid quarterly in arrears.
In March 2020, the Company borrowed $50.0 million under the revolver at rates ranging from 5.68% to 6.25%. The Company repaid the revolver in full in September 2020 and no balance was outstanding at December 31, 2020.
In connection with the IPO, the Company refinanced its outstanding credit facility on July 6, 2021. The Company entered into a new credit facility (“New Credit Facility”) that includes term loans in an aggregate principal amount of $350.0 million (“New Term Loans”) and a revolver with a capacity of $190.0 million (“New Revolver”), of which it borrowed $79.0 million upon closing, and which it repaid $44.0 million during the three months ended September 30, 2021. The proceeds from the New Term Loans and New Revolver were used in conjunction with the proceeds from the IPO to retire the existing Credit Facility. The New Term Loans have a term of seven years, and quarterly payments of principal of $0.9 million and interest in arrears. The New Revolver has a term of five years. Borrowings under the New Credit Agreement will be available as alternate base rate (“ABR”) or Eurocurrency borrowings. ABR borrowings under the New Credit Agreement accrue interest at an alternate base rate plus an applicable rate, and Eurocurrency borrowings accrue interest at an adjusted LIBOR rate plus an applicable rate. The ABR rate represents the greater of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and an adjusted LIBOR rate for a one month interest period plus 1%. At the time of origination, the applicable rate for the New Term Loans and the New Revolver was 3% for Eurocurrency borrowings and 2% for ABR borrowings, in each case subject to change based on the Company’s first lien net leverage ratio. The Company concluded that the refinance qualified as an extinguishment of the existing Credit Facility. In connection therewith, the Company recorded a loss on debt extinguishment of approximately $28.7 million during three months ended September 30, 2021.
As of January 1, 2020, the Company also had outstanding subordinated promissory notes (“Legacy Subordinated Notes”) that included paid-in-kind (“PIK”) interest. The interest on the Legacy Subordinated Notes is all PIK and is due upon maturity. Total PIK interest was $0.1 million for each of the three months ended September 30, 2021 and 2020, and $0.3 million for each of the nine months ended September 30, 2021 and 2020.
The Company’s New Credit Facility is subject to certain financial and nonfinancial covenants and is secured by substantially all assets of the Company. As of September 30, 2021, the Company was in compliance with all of its covenants.
Aggregate maturities of the Company’s debt for the years ending December 31 are as follows as of September 30, 2021 (in thousands):

Years ending December 31:
2021 (remaining three months)	$875
2022	9,362
2023	3,500
2024	3,500
2025	3,500
Thereafter	370,125
Total aggregate maturities of the Company’s debt	$390,862

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
Included in aggregate maturities is future paid-in-kind interest totaling $0.5 million that will accrue over the term of the related debt.
Note 10. Convertible Preferred Stock
Immediately prior to the closing of the IPO, the Company filed an Amended and Restated Certificate of Incorporation on July 6, 2021 with the Secretary of State of the State of Delaware to authorize the issuance up to 2,050,000,000 shares, par value $0.00001 per share, consisting of 2,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. In connection with the IPO, all of the Company’s then outstanding convertible preferred stock converted into shares of common stock on a one-for-one basis. Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital.
On May 5, 2021, the Company amended its Certificate of Incorporation (“Third Amended and Restated Certificate of Incorporation”) to increase the number of authorized shares of Preferred Stock from 125,000,000 shares to 140,000,000 shares. Prior to the effectiveness of the Amended and Restated Certificate of Incorporation on July 6, 2021 the Company was authorized to issue 140,000,000 shares of Preferred Stock, $0.00001 par value per share, of which 50,000,000 were designated as Series A, 75,000,000 were designated as Series B and 15,000,000 were designated as Series C as of such date. Each share of Series A, Series B and Series C could have been converted into common stock at any time, at the option of the holder, based on a prescribed formula set forth in the Company’s Third Amended and Restated Certificate of Incorporation. In the event of a liquidation, dissolution, winding up of the Company or other similar event, liquidation payments would have first been made to the holders of Series B, then to Series C, then to Series A.
The Series A shares were redeemable upon a deemed liquidation event not solely within the Company’s control. The redemption price would have been the cash or value of the property, rights or securities paid or distributed upon a deemed liquidation event. Prior to the Second Amended and Restated Certificate of Incorporation, Series A preferred stock holders were entitled to cumulative dividends that accrued at annual rate of 4% of the Series A Preferred Stock original issue price, compounded annually. The Series A preferred stock holders were not entitled to accrue additional dividends after August 23, 2019.
The Series B shares were redeemable upon a deemed liquidation event not solely within the Company’s control or upon written notice from a majority of the holders of Series B shares at any time on or after February 23, 2026. The redemption price was prescribed in the Company’s Second Amended and Restated Certificate of Incorporation, and was based on inputs including, but not limited to, the original issuance price of the Series B shares, accrued dividends whether or not declared, and the fair value of common stock.
Series B holders were entitled to cumulative dividends that accrued at an annual rate of 10% of the Series B share original issue price (as adjusted in accordance with the Company’s Second Amended and Restated Certificate of Incorporation), compounded annually. The initial original issue price for the Series B shares issued ranged from $9.12 per share to $9.14 per share. Accumulated and undeclared Series B preferred dividends were $101.1 million and $86.0 million as of July 6, 2021 (the date on which the Series B converted to common) and December 31, 2020, respectively. Such dividends would have been payable only upon the occurrence of a deemed liquidation event or voluntary or involuntary dissolution, liquidation or winding up of the Company without certain consents required by the organizational documents of the Company.
In May 2021, the Company issued 7,857,142 shares of Series C for proceeds of $109.8 million net of issuance costs. The Series C shares were redeemable upon a deemed liquidation event not solely within the Company’s control. The redemption price would have been the cash or value of the property, rights or securities paid or distributed upon a deemed liquidation event.

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
In accordance with ASC 480, Distinguishing Liabilities from Equity, if the carrying value of redeemable preferred stock is less than its redemption value, redeemable preferred stock shall be accreted to its redemption value if it is probable it will become redeemable. Prior to March 15, 2021, the Company concluded it was probable that the Series B would become redeemable due to the passage of time. However, after that date the Company concluded that it was no longer probable that the Series B would become redeemable due to the increased likelihood of a successful IPO prior to February 23, 2026. The Company’s Series B accruing dividends comprised a component of the redemption value of such stock. The Company recorded the accretion of Series B through March 15, 2021, by increasing its carrying value and recording a corresponding reduction of Additional Paid-In Capital in the amounts of nil and $13.7 million for the three months ended September 30, 2021 and 2020, respectively, and $15.1 million and $39.9 million for the nine months ended September 30, 2021 and 2020, respectively.
Note 11. Stock-Based Compensation
In 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the granting of stock-based awards, including stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, and other stock-based awards. In connection with the IPO, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO and, as a result of which, the Company can no longer make awards under the 2016 Plan. The 2021 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2021 Plan was 22,000,000 shares, inclusive of available shares previously reserved for issuance under the 2016 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 3% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 22,000,000 shares may be issued upon the exercise of incentive stock options.
Stock Options

During the nine months ended September 30, 2021 and 2020, the Company granted time-based and performance-based stock options to employees and directors. Time-based options granted under the 2016 Plan vest 25% after one year, and then monthly over the next three years whereas time-based options granted under the 2021 Plan vest 25% after one year and then quarterly over the next three years. Time-based options granted under both the 2016 Plan and the 2021 Plan expire 10 years from date of grant and carry an exercise price equal to the fair market value at the date of grant as determined by the Company’s board of directors for options granted under the 2016 Plan and an exercise price equal to the closing price of the Company’s stock at the date of grant for options granted under the 2021 Plan. The overwhelming majority of performance-based options granted prior to the IPO had vesting conditions as follows: 50% of a holder’s award would have vested upon a change in control or an initial public offering if the per share cash price received in connection with such change in control or the per share offering price in such initial public offering was at least $27.41, and the other 50% of the holder’s award would have vested upon a change in control or an initial public offering if the per share cash price received in connection with such change in control or the per share offering price in such initial public offer was at least $36.54. The performance-based options generally carried an exercise price equal to the fair market value at the date of grant as determined by the board of directors and expired 10 years from date of grant. In connection with the IPO, the Company modified the performance-based stock options to market condition-based options such that 50% of a holder’s award will vest if the market price for the Company’s stock reaches and maintains a volume weighted average stock price of $27.41, and the other 50% of the holder’s award will vest if the market price for the Company’s stock reaches and maintains a volume weighted average stock price of $36.54. Each tranche of options is eligible to vest if the applicable volume weighted average stock price goal is achieved during the first measurement period of January through March of 2023, and if such goal(s) are not achieved during such period, then the tranche(s) of options are again eligible to vest during a second measurement period of April through June of 2023. To date, $2.4 million of stock-based compensation expense has been recognized related to the market condition-based options.

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
Restricted Stock Awards and Units
During 2017, the Company granted 3.9 million time vesting restricted stock awards (“RSAs”). The awards vested over a four-year period starting on October 17, 2016. On the grant date the awards were valued at $0.75 per award totaling $2.9 million. The Company recorded compensation expense for these awards on a straight-line basis over the vesting period, which approximates the service period. The time vesting RSAs were fully vested as of December 31, 2020.
The Company granted 1.6 million shares of funding RSAs during the year ended December 31, 2018. The funding awards only vested in the instances in which the majority owners of the Company purchase preferred stock. The shares vested in an amount equal to a percentage of the number of preferred shares purchased by majority owners of the Company.
On August 23, 2019 and September 4, 2020, all unvested funding RSAs were modified such that the awards vested upon an investment by either of the equity sponsors and the percentage of awards that vested upon such investment was also modified. These modifications did not result in additional compensation expense at the date of each modification; however, future compensation expense for these awards was recognized based on the fair value of the award at the modification date. The compensation expense associated with the unvested funding awards was recorded on the vesting date. Unvested funding RSAs terminated upon the earlier of an IPO or a sale of the Company, as defined in the respective recipients’ Amended and Restated Restricted Stock Award Agreements dated May 7, 2021.
On May 7 and May 20, 2021, the Company issued 7.6 million shares of Series C for $105.8 million and 0.3 million shares of Series C for $4.2 million, respectively, to fund an acquisition. In connection with these contributions, the funding RSAs were modified, and 0.6 million and 18 thousand, respectively, of funding RSAs vested at $17.00 per share. There was nil and $9.7 million in compensation expense recorded in the three and nine months ended September 30, 2021, respectively, in general and administrative expense in the statements of operations and comprehensive loss. There was $2.5 million of compensation expense related to funding restricted stock awards which vested during the three and nine months ended September 30, 2020. In connection with the IPO, all remaining unvested funding awards were cancelled.
In connection with the IPO, the Company issued 0.5 million time vesting restricted stock units (“ RSUs”). The awards vest over a four-year period starting on the date of grant, with 25% of the awards vesting on the one year anniversary, and then in equal quarterly installments for the subsequent three years. On the grant date the awards were valued at $17.00 per share totaling $9.1 million. The Company records compensation expense for these awards on a straight-line basis, which approximates the service period. For the three and nine months ended September 30, 2021 the Company recorded $0.6 million related to these time vesting RSUs, the majority of which is included in general and administrative in the accompanying condensed consolidated statements of operations and comprehensive loss.
2021 Employee Stock Purchase Plan

In connection with the IPO, the Company’s board of directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is designed to allow eligible employees to purchase shares of our common stock, at periodic intervals, with their accumulated payroll deductions. The ESPP consists of two components: a Section 423 component, which is intended to qualify under Section 423 of the Internal Revenue Code (the “Code”) and a non-Section 423 component, which need not qualify under Section 423 of the Code. The aggregate number of shares of common stock that were initially reserved for issuance under the ESPP is equal to the sum of (i) 4,500,000 shares and (ii) an annual increase on the first day of each calendar year beginning in 2022 and ending in and including 2031 equal to the lesser of (A) one percent (1%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by our board of directors; provided that in no event will more than 60,000,000 shares of our common stock be available for issuance under the Section 423 component of the ESPP. During the three months ended September 30, 2021 employees were not yet

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
offered the opportunity to participate in the 2021 Employee Stock Purchase Plan and accordingly no compensation expense has been recorded.

Stock-based Compensation Expense

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)

Cost of revenues	$173	$—	$178	$—
Sales and marketing	160	—	298	—
Product development	295	—	437	—
General and administrative	4,117	3,470	15,936	5,297
Total stock-based compensation expense	$4,745	$3,470	$16,849	$5,297

Note 12. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock as of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands except share and per share amounts)

Numerator:
Net loss	$(36,906)	$(5,444)	$(77,235)	$(39,031)
Accretion of Series B to redemption value	—	(13,686)	(15,105)	(39,896)
Numerator for basic and diluted EPS – net loss attributable to common stockholders	$(36,906)	$(19,130)	$(92,340)	$(78,927)

Denominator:
Denominator for basic and diluted EPS – weighted-average shares of common stock outstanding used in computing net loss per share	187,994,437	41,694,762	91,655,461	41,335,411

Basic and diluted net loss per share attributable to common stockholders	$(0.20)	$(0.46)	$(1.01)	$(1.91)

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect as of:

	September 30,
	2021	2020

Outstanding options to purchase common stock	16,967,629	14,234,009
Outstanding convertible preferred stock (Series A and B)	—	106,547,383
Total anti-dilutive outstanding potential common stock	16,967,629	120,781,392

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
The carrying value of cash and cash equivalents, accounts receivable, contract assets, contract liabilities and accounts payable approximate their fair value because of the short-term nature of these instruments.
There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2021 or 2020.

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market funds	$32,434	$—	$—	$32,434
Liability:
Contingent consideration	$—	$—	$673	$673

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market funds	$15,802	$—	$—	$15,802
Liability:
Contingent consideration	$—	$—	$2,911	$2,911

The following is a reconciliation of the opening and closing balance for contingent consideration measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2021 (in thousands):

Opening balance	$2,911
Fair value adjustments	(892)
Amounts settled through payment	(1,346)
Ending balance	$673
Fair value adjustments made during the nine months ended September 30, 2021 result from adjustments to revenue target forecasts. The gain of $0.9 million for the nine months ended September 30, 2021, is presented in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

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

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
The income tax benefit was $1.0 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $4.2 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively. Our effective income tax rate was 2.7% and 9.5% for the three months ended September 30, 2021 and 2020, respectively, and 5.1% and 6.6% for the nine months ended September 30, 2021 and 2020, respectively.

The difference between the effective tax rate and the statutory rate for the three and nine months ended September 30, 2021 was primarily driven by acquisition accounting, exclusion of loss companies from the quarterly tax computation, a Jordanian tax holiday, the accrual of estimated current state taxes and various other discrete items recorded in the three and nine months ended September 30, 2021.

The difference between the effective tax rate and the statutory rate for the three and nine months ended September 30, 2020 was primarily driven by acquisition accounting and the exclusion of loss companies from the quarterly tax computation.

Note 15. Commitments and Contingencies
The Company is obligated under non-cancelable operating leases for office space and office machines expiring through 2030. Most of these leases include renewal options. Future minimum payments due under the existing lease agreements are as follows as of September 30, 2021 (in thousands):

Years ending December 31:
2021 (remaining three months)	$2,039
2022	7,594
2023	6,595
2024	4,965
2025	4,729
Thereafter	17,256
Total future minimum payments due	$43,178

Included in the condensed consolidated statements of operations and comprehensive loss is total rent expense of approximately $2.5 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $7.1 million and $6.8 million for the nine months ended September 30, 2021 and 2020, respectively.
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
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of September 30, 2021 and December 31, 2020, the Company recorded a liability in the amount of $10.0 million and $8.3 million, respectively, within other long-term liabilities as a provision for sales and use tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.

EverCommerce Inc.
September 30, 2021
Notes to Condensed Consolidated Financial Statements
Note 16. Geographic Areas

The following table sets forth long-lived assets by geographic area as of:

	September 30,	December 31,
	2021	2020
	(in thousands)

United States	$34,053	$28,077
International	$2,719	$2,697

Note 17. Subsequent Events

On November 2, 2021, the Company entered into an agreement to acquire 100% of the interest of DrChrono Inc., a software and digital billing service platform supporting physician-customer’s with practice management and revenue cycle management, for approximately $182.5 million. The transaction will close following all pending legal and regulatory matters being successfully resolved.

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

Our business benefits from attractive unit economics. Approximately 95% of our revenue in the nine months ended September 30, 2021 and the year ended December 31, 2020 was recurring or re-occurring, and we maintained a stable average monthly net pro forma revenue retention rate of 99% or more in each of the last 8 -quarters. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.

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

We acquire companies to deepen our competitive moats in existing verticals, and enter new verticals and geographies. We have acquired 51 companies since our inception, including 9 in 2020 and 4 in 2021 as of October 31, 2021. We have an established framework for identification, execution, integration, and onboarding of targets, which leverages our significant acquisition experience and utilizes internal criteria for evaluating acquisition candidates and prospective businesses. We have developed and refined our internal criteria over time with our acquisitions, which has helped us to more readily identify attractive and complementary targets that can be efficiently onboarded. These acquired solutions can bring deep industry expertise and vertically-tailored software solutions that provide additional sources of growth. We believe that our methodology, track record, and reputation for sourcing, evaluating, and integrating acquisitions positions us as an “acquirer-of-choice” for potential targets.

Initial Public Offering

On July 6, 2021, we completed our IPO which resulted in the issuance and sale of 19,117,648 shares of common stock at the IPO price of $17.00 generating net proceeds of $303.9 million after deducting underwriting discounts. Additionally, we incurred other IPO related fees of $6.9 million. On July 29, 2021, the underwriters of our IPO fully exercised their over-allotment option, resulting in the sale of an additional 2.8 million shares at the IPO price of $17.00 per share and after underwriter discounts, net proceeds were $43.9 million.

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

Impact on Financial Performance

The COVID-19 pandemic negatively impacted our financial performance in first half of 2020 due to the adverse impact the pandemic had on certain service SMBs. However, given the diversification of our business, the financial impact was primarily limited to declines in revenue attributable to customers in the fitness and wellness and health services verticals. In the three months ended June 30, 2020, our revenue declined 4.7% sequentially from the three months ended March 31, 2020, excluding the impact of acquisitions closed in the first and second quarters of 2020. As our customers resumed operations throughout the second half of 2020, our revenue increased. In the three months ended September 30, 2020, our revenue grew 11.9% sequentially from the three months ended June 30, 2020, excluding the impact of acquisitions closing in the second and third quarters of 2020. Our revenue growth has continued as the impact of the pandemic has lessened and many service SMBs have resumed operations. Our sequential revenue growth was 3.4% in the three months ended September 30, 2021 compared to the three months ended June 30, 2021, excluding the impact of acquisitions closed during the third quarter of 2021. In the three months ended September 30, 2021, our revenue increased 17.7% compared to the three months ended September 30, 2020, excluding the impact of all acquisitions closed subsequent to June 30, 2020.

In the second quarter of 2020 we proactively responded to the significant uncertainty around the severity and duration of the COVID-19 pandemic, including a reduction in workforce. Additionally, we reduced other operating expenses to maintain current levels of profitability and cash flow. As restrictions started to lift throughout 2020 and 2021 we have seen slight improvements in the sale of our solutions to health service professionals, but we have continued to see impacts from COVID-19 on sales to our customers in the fitness and wellness vertical.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021

Pro Forma Revenue Growth Rate	20.0%	20.6%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	(in thousands)

Gross profit(1)	$80,327	(2)	$56,062	(3)	$220,493	(4)	$148,641	(5)
Depreciation and amortization	5,249		3,609		14,509		10,508
Adjusted gross profit	$85,576		$59,671		$235,002		$159,149

(1)Gross profit is calculated as total revenues less cost of revenues (exclusive of depreciation and amortization), amortization of developed technology, amortization of capitalized software and depreciation expense (allocated to cost of revenues).
(2)For the three months ended September 30, 2021, gross profit represents total revenues of $128.5 million less cost of revenues (exclusive of depreciation and amortization) of $43.0 million, amortization of developed technology of $4.0 million, amortization of capitalized software of $0.8 million and depreciation expense (allocated to cost of revenues) of $0.4 million.
(3)For the three months ended September 30, 2020, gross profit represents total revenues of $89.2 million less cost of revenues (exclusive of depreciation and amortization) of $29.5 million, amortization of developed technology of $2.6 million, amortization of capitalized software of $0.6 million and depreciation expense (allocated to cost of revenues) of $0.4 million.
(4)For the nine months ended September 30, 2021, gross profit represents total revenues of $354.5 million less cost of revenues (exclusive of depreciation and amortization) of $119.5 million, amortization of developed technology of $10.9 million, amortization of capitalized software of $2.4 million and depreciation expense (allocated to cost of revenues) of $1.2 million.
(5)For the nine months ended September 30, 2020, gross profit represents total revenues of $245.5 million less cost of revenues (exclusive of depreciation and amortization) of $86.4 million, amortization of developed technology of $7.8 million, amortization of capitalized software of $1.7 million and depreciation expense (allocated to cost of revenues) of $1.0 million.

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

We calculate Adjusted EBITDA as net income (loss) adjusted to exclude interest and other expense, net, income tax benefit, loss on debt extinguishment, depreciation and amortization, other amortization, acquisition related costs, stock-based compensation, and other non-recurring costs. Other amortization includes amortization for capitalized contract acquisition costs. Acquisition related costs are specific deal-related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. Other non-recurring costs are expenses such as system implementation costs and severance related to planned restructuring activities. Acquisition related costs and other non-recurring costs are excluded as they are not representative of our underlying operating performance. Adjusted EBITDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other GAAP measures of income (loss). The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA on a consolidated basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)

Net loss	$(36,906)	$(5,444)	$(77,235)	$(39,031)
Adjusted to exclude the following:
Interest and other expense, net	5,148	9,756	31,262	30,653
Income tax benefit	(1,022)	(574)	(4,182)	(2,748)
Loss on debt extinguishment	28,714	—	28,714	—
Depreciation and amortization	25,996	19,152	73,917	55,300
Other amortization	679	477	1,956	1,271
Acquisition related costs	746	2,249	2,986	4,522
Stock-based compensation	4,745	3,470	16,849	5,297
Other non-recurring costs	938	40	3,654	1,501
Adjusted EBITDA	$29,038	$29,126	$77,921	$56,765

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

We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the mix of revenue between subscription and transaction fees and marketing technology solutions, labor costs, third-party expenses and acquisitions. In particular, marketing technology solutions revenue generally has a higher cost of revenue as a percentage of revenue than our subscription and transaction fee revenue. For the three and nine months ended September 30, 2021, revenue from subscription and transaction fees increased 52.9% and 49.7%, respectively, compared to the three and nine months ended September 30, 2020, whereas marketing technology solutions revenue increased 29.8% and 41.8%, respectively. To the extent our marketing technology solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our subscription and transaction fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.

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

Loss on Debt Extinguishment

Loss on debt extinguishment represents the difference between the amount paid to extinguish the debt and the carrying value of the debt, inclusive of the write-off of previously deferred financing costs.

Income Tax Benefit

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

Impact of Acquisitions

The comparability of our operating results is impacted by our business combinations and acquisitions. In our discussion of changes in our results of operations for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, we quantitatively disclose the impact of the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations, and as such the discussion is focused on major changes in components of costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)

Revenues:
Subscription and transaction fees	$91,788	$60,017	$252,119	$168,413
Marketing technology solutions	31,610	24,359	88,974	62,738
Other	5,136	4,775	13,397	14,370
Total revenues	128,534	89,151	354,490	245,521
Operating expenses:
Cost of revenues(1) (exclusive of depreciation and amortization presented separately below)	42,958	29,480	119,488	86,372
Sales and marketing(1)	25,156	12,072	67,647	36,305
Product development(1)	12,711	7,622	35,083	22,282
General and administrative(1)	25,779	17,087	79,796	56,388
Depreciation and amortization	25,996	19,152	73,917	55,300
Total operating expenses	132,600	85,413	375,931	256,647
Operating loss	(4,066)	3,738	(21,441)	(11,126)
Interest and other expense, net	(5,148)	(9,756)	(31,262)	(30,653)
Loss on debt extinguishment	(28,714)	—	(28,714)	—
Net loss before income tax benefit	(37,928)	(6,018)	(81,417)	(41,779)
Income tax benefit	1,022	574	4,182	2,748
Net loss	$(36,906)	$(5,444)	$(77,235)	$(39,031)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)

Cost of revenues	$173	$—	$178	$—
Sales and marketing	160	—	298	—
Product development	295	—	437	—
General and administrative	4,117	3,470	15,936	5,297
Total stock-based compensation expense	$4,745	$3,470	$16,849	$5,297

Comparison of the three and nine months ended September 30, 2021 and 2020

Revenues

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Revenues:
Subscription and transaction fees	$91,788	$60,017	$31,771	52.9%
Marketing technology solutions	31,610	24,359	7,251	29.8%
Other	5,136	4,775	361	7.6%
Total revenues	$128,534	$89,151	$39,383	44.2%

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Revenues:
Subscription and transaction fees	$252,119	$168,413	$83,706	49.7%
Marketing technology solutions	88,974	62,738	26,236	41.8%
Other	13,397	14,370	(973)	(6.8)%
Total revenues	$354,490	$245,521	$108,969	44.4%

Revenues increased $39.4 million or 44.2% and $109.0 million or 44.4% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. These increases were primarily driven by increases in subscription and transaction fees of $31.8 million and $83.7 million, respectively, and marketing technology solutions of $7.3 million and $26.2 million, respectively. The increases in subscription and transaction fees related to growth in our customer base, higher transaction volumes processed through our payments platform and revenue earned from acquisitions completed in 2021 and 2020. Included in revenues for the three and nine months ended September 30, 2021 is $20.8 million and $57.5 million of revenue from acquisitions closed subsequent to September 30, 2020.

Cost of Revenues

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Cost of revenues (exclusive of depreciation and amortization presented separately below)	$42,958	$29,480	$13,478	45.7%
Percentage of revenues	33.4%	33.1%

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Cost of revenues (exclusive of depreciation and amortization presented separately below)	$119,488	$86,372	$33,116	38.3%
Percentage of revenues	33.7%	35.2%

Cost of revenues increased by $13.5 million or 45.7% and $33.1 million or 38.3% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. Increases for the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020 include $4.1 million and $9.9 million in personnel and compensation expense, respectively, $2.1 million and $6.2 million in outsourced services, respectively, and other miscellaneous increases including, but not limited to, promotional expense, campaign mail expense, hosting expense and product expense. As a percentage of revenue, cost of revenue was 33.4% and 33.1% for the three months ended September 30, 2021 and 2020, respectively, and 33.7% and 35.2% for the nine months ended September 30, 2021 and 2020, respectively.

Sales and Marketing

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Sales and marketing	$25,156	$12,072	$13,084	108.4%
Percentage of revenues	19.6%	13.5%

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Sales and marketing	$67,647	$36,305	$31,342	86.3%
Percentage of revenues	19.1%	14.8%

Sales and marketing expenses increased by $13.1 million or 108.4% and $31.3 million or 86.3% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. These increases were primarily driven by increases of $4.4 million and $11.4 million in personnel and compensation expense, respectively, $2.7 million and $8.3 million in advertising spend, respectively, and $2.6 million and $6.2 million in partner commission, respectively. As a percentage of revenue, sales and marketing was 19.6% and 13.5% for the three months ended September 30, 2021 and 2020, respectively, and 19.1% and 14.8% for the nine months ended September 30, 2021 and 2020, respectively.

Product Development

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Product development	$12,711	$7,622	$5,089	66.8%
Percentage of revenues	9.9%	8.5%

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Product development	$35,083	$22,282	$12,801	57.4%
Percentage of revenues	9.9%	9.1%

Product development expenses increased by $5.1 million or 66.8% and $12.8 million or 57.4% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. These increases were primarily driven by increases in product development related personnel expenses of $4.9 million and $8.8 million, respectively, due to investments in additions to our technology teams to support our various solutions as well as centralized security operations, information technology, and cloud engineering. As a percentage of revenue, product development expenses were 9.9% and 8.5% for the three months ended September 30, 2021 and 2020, respectively, and 9.9% and 9.1% for the nine months ended September 30, 2021 and 2020, respectively.

General and Administrative

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

General and administrative	$25,779	$17,087	$8,692	50.9%
Percentage of revenues	20.1%	19.2%

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

General and administrative	$79,796	$56,388	$23,408	41.5%
Percentage of revenues	22.5%	23.0%

General and administrative expenses increased by $8.7 million or 50.9% and $23.4 million or 41.5% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. These increases were primarily driven by increases in stock-based compensation expense, personnel and compensation expense resulting from increased headcount, and professional fees. For additional details regarding our stock-based compensation expense related to the vesting of certain restricted stock awards refer to Note 11 in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As a percentage of revenue, general and administrative expenses were 20.1% and 19.2% for the three months ended September 30, 2021 and 2020, respectively, and 22.5% and 23.0% for the nine months ended September 30, 2021 and 2020, respectively.

Depreciation and Amortization

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Depreciation and amortization	$25,996	$19,152	$6,844	35.7%
Percentage of revenues	20.2%	21.5%

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Depreciation and amortization	$73,917	$55,300	$18,617	33.7%
Percentage of revenues	20.9%	22.5%

Depreciation and amortization increased by $6.8 million or 35.7% and $18.6 million or 33.7% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. These increases were primarily driven by increases of $6.4 million and $17.4 million in intangible assets amortization as a result of intangible asset additions from our 2020 and 2021 acquisitions, respectively. As a percentage of revenue, depreciation and amortization expenses were 20.2% and 21.5% for the three months ended September 30, 2021 and 2020, respectively, and 20.9% and 22.5% for the nine months ended September 30, 2021 and 2020, respectively.

Interest and Other Expense, net

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Interest and other expense, net	$5,148	$9,756	$(4,608)	(47.2)%
Percentage of revenues	4.0%	10.9%

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Interest and other expense, net	$31,262	$30,653	$609	2.0%
Percentage of revenues	8.8%	12.5%

Interest and other expense, net, increased (decreased) by ($4.6 million) or (47.2%) and $0.6 million or 2.0% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. The decrease in interest expense for the three month period is due to a lower average outstanding debt balance and a lower interest rate due to the Refinance. The increase in interest expense for the nine month period is due to an overall higher outstanding debt balance prior to the Refinance, partially offset by a lower effective interest rate for the debt as a result of the Refinance. As a percentage of revenue, interest and other expense were 4.0% and 10.9% for the three months ended September 30, 2021 and 2020, respectively, and 8.8% and 12.5% for the nine months ended September 30, 2021 and 2020, respectively.

Loss on Debt Extinguishment

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Loss on debt extinguishment	$28,714	$—	$28,714	N.M.
Percentage of revenues	22.3%	—%

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Loss on debt extinguishment	$28,714	$—	$28,714	N.M.
Percentage of revenues	8.1%	—%
_______________

N.M. — Not Meaningful.

Loss on debt extinguishment increased by $28.7 million for both the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020. As a result of the Refinance, the Company recorded a loss on debt extinguishment of approximately $28.7 million. For additional information concerning our loss on debt extinguishment, see Note 9 in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income Tax Benefit

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Income tax benefit	$1,022	$574	$448	78.0%
Percentage of revenues	0.8%	0.6%

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Income tax benefit	$4,182	$2,748	$1,434	52.2%
Percentage of revenues	1.2%	1.1%

Income tax benefit increased by $0.4 million or 78.0% and $1.4 million or 52.2% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. These increases were primarily driven by acquisition accounting, exclusion of loss companies from the quarterly tax computation, a Jordanian tax holiday, the accrual of estimated current state taxes and various other discrete items recorded in the three and nine months ended September 30, 2021.

Liquidity and Capital Resources

To date, our primary sources of liquidity have been net cash provided by operating activities, proceeds from preferred stock issuances, proceeds from our recent IPO, and proceeds from long-term debt. Our primary use of liquidity has been acquisitions of businesses. Absent significant deterioration of market conditions, we expect that working capital requirements, capital expenditures, acquisitions, debt servicing, and lease obligations will be our principal needs for liquidity going forward. During the nine months ended September 30, 2021, we have completed four acquisitions for total consideration of $185.3 million. During the year ended December 31, 2020, we completed nine acquisitions for total consideration of $415.3 million.

As of September 30, 2021, we had cash, cash equivalents and restricted cash of $98.3 million, $155.0 million of available borrowing capacity under our New Revolver (as defined below) and $385.0 million outstanding under our New Credit Facilities (as defined below). We believe that our existing cash, cash equivalents and restricted cash, availability under our New Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. We expect to consummate acquisitions of complementary businesses in the future that could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. In particular, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part II, Item 1A.“Risk Factors.”

Cash Flows

The following table sets forth cash flow data for the periods indicated therein:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)

Net cash provided by operating activities	$13,673	$32,069
Net cash used in investing activities	(194,239)	(130,642)
Net cash provided by financing activities	180,514	138,276
Effect of foreign currency exchange rate changes on cash	59	37
Net increase in cash, cash equivalents and restricted cash	$7	$39,740

Cash Flow from Operating Activities

During the nine months ended September 30, 2021, net cash provided by operating activities consisted of net loss of $77.2 million, offset by net non-cash adjustments to net loss of $122.2 million and net changes in operating assets and liabilities of $31.3 million. Non-cash adjustments primarily consisted of depreciation and amortization of $73.9 million, loss on debt extinguishment of $28.7 million and stock-based compensation of $16.8 million. Changes in working capital during the nine months ended September 30, 2021 primarily included cash outflows from other non-current assets of $11.5 million, prepaid expenses and other current assets of $11.4 million, accounts receivable, net of $7.0 million and accrued expenses and other of $6.8 million, partially offset by cash inflows of $7.9 million from deferred revenue.

During the nine months ended September 30, 2020, net cash provided by operating activities consisted of net loss of $39.0 million, offset by net non-cash adjustments to net loss of $66.2 million, and net changes in operating assets and liabilities of $4.9 million. Non-cash adjustments primarily consisted of depreciation and amortization of $55.3 million. Changes in working capital during the nine months ended September 30, 2020 primarily included cash inflows from customer deposits and other long-term liabilities of $8.3 million and accrued expenses and other of $4.3 million, partially offset by cash outflows from other non-current assets of $6.6 million.

Cash Flow from Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities was $194.2 million. The cash flow used was driven primarily by acquisition of companies, net of cash acquired, of $183.2 million.

During the nine months ended September 30, 2020, net cash used in investing activities was $130.6 million. The cash flow used was driven primarily by acquisition of companies, net of cash acquired, of $118.0 million.

Cash Flow from Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $180.5 million. The cash flow provided was driven primarily by net proceeds from preferred and common stock issuances of $109.8 million and $415.9 million, respectively, and proceeds from long-term debt of $496.5 million, offset by payments on long-term debt of $837.1 million. The proceeds from these financings were primarily used, after payments on long-term debt, to fund acquisitions.

During the nine months ended September 30, 2020, net cash provided by financing activities was $138.3 million. The cash flow provided was driven primarily by proceeds from long-term debt of $143.9 million. The proceeds from these financings were primarily used to fund acquisitions.

Equity Offerings

For information regarding our IPO, see Note 2 in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Credit Facilities

In August 2019, EverCommerce Solutions Inc. (formerly PaySimple, Inc.), as borrower, and EverCommerce Intermediate Inc. (formerly PaySimple Intermediate, Inc.) entered into a credit agreement with various agents and lenders (the “Credit Agreement”). The Credit Agreement provided for (i) a term loan in an aggregate principal amount of $415.0 million (the “term loan”), (ii) commitments for delayed draw term loans up to an aggregate principal amount of $135.0 million (the “Delayed Draw Term Loans”), (iii) commitments for revolving loans up to an aggregate principal amount of $50.0 million (the “Revolver”), and (iv) a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $10.0 million, or the letters of credit (the term loan, Delayed Draw Term Loans and Revolver are referred to herein as the “Credit Facilities”). In September 2020, the Credit Agreement was amended to provide for additional commitments of Delayed Draw Term Loans in an aggregate principal amount of $250.0 million on the same terms and conditions as the original Delayed Draw Term Loans under the Credit Agreement. Following this amendment, the aggregate principal amount of Delayed Draw Term Loans available under the Credit Agreement was $385.0 million.

Simultaneously with the execution of the Credit Agreement, we and various of our subsidiaries entered into a collateral agreement and guarantee agreement. Pursuant to the guarantee agreement, EverCommerce Intermediate Inc. and various of our subsidiaries were guarantors under the Credit Agreement. Pursuant to the collateral agreement, the Credit Facilities were collateralized by substantially all our assets, including our intellectual property and the equity interests of our various subsidiaries, including EverCommerce Solutions Inc.

The Credit Agreement that governed the Credit Facilities contained certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, issuance of preferred equity interests, liens, fundamental changes and asset sales, investments, negative pledges, repurchases of stock, dividends and other distributions, and transactions with affiliates and a passive holding company covenant applicable to EverCommerce Intermediate Inc. In addition, we were subject to a financial covenant with respect to the Revolver whereby, if the aggregate principal amount of revolving loans and letter of credit disbursements, together with the amount of all undrawn letters of credit (excluding undrawn letters of credit up to $5.0 million and letters of credit that are cash collateralized) outstanding on the last day of any fiscal quarter, exceeded 35% of the aggregate principal amount of the Revolver, then our First Lien Leverage Ratio (as defined in the Credit Agreement) as of the last day of such fiscal quarter was required to be 8.80 to 1.00 or less.

New Credit Facilities

In connection with our IPO, on July 6, 2021 we refinanced our existing Credit Facilities and EverCommerce Solutions Inc., as borrower, and EverCommerce Intermediate Inc. entered into a new credit agreement (the “New Credit Agreement”) in an aggregate principal amount of $540.0 million, consisting of (i) an aggregate principal amount of $350.0 million (“New Term Loans”), (ii) a revolver with a capacity of $190.0 million (“New Revolver”), and (iii) a sub-limit of the New Revolver available for letters of credit up to an aggregate face amount of $20.0 million (the New Term Loans and New Revolver are collectively referred to herein as the “New Credit Facilities”). We used the net proceeds of the New Term Loans and a portion of the funds available under our New Revolver, together with the net proceeds from the IPO, to repay all amounts outstanding under our Credit Facilities. These transactions are collectively referred to herein as the Refinancing. On August 4, 2021, the Company used the net proceeds from the sale of the additional shares of common stock following the exercise of the underwriters’ over-allotment option granted in our IPO to repay $44.0 million of the amount outstanding under the New Revolver.

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

As of September 30, 2021, there was $385.0 million outstanding under our New Credit Facilities, comprising $350.0 million related to the New Term Loans and $35.0 million related to the New Revolver. The effective interest rate on the New Term Loans was approximately 4.0% from July 6, 2021 through September 30, 2021.

As of September 30, 2021, we were in compliance with the covenants under the New Credit Agreement.

Recent Acquisitions

On July 8, 2021, the Company acquired 100% of the interest of Timely LTD (“Timely”), a New Zealand booking and business management software company for $99.7 million. On July 8, 2021, the Company acquired 100% of the interest of PM Ventures, LLC dba MDTech (“MDTech”), a provider of electronic charge capture solutions to physicians via its SaaS-based MD Coder application, for $15.9 million.

Contractual Obligations

There have been no material changes to our contractual obligations as of September 30, 2021 from those disclosed in our Prospectus other than the Refinancing with the New Credit Facilities (as defined above).

Refer to Notes 9 and 15 in the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and notes thereto for a discussion of our debt and operating lease obligations, respectively.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Prospectus and the notes to the condensed consolidated financial statements. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Prospectus.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our founding, we have generated significant growth through acquisitions and by driving organic growth of our business. Our revenue has grown at a CAGR of 61.3% from 2018 to 2020, and reached $337.5 million for the year ended December 31, 2020, up from $242.1 million for the year ended December 31, 2019, which represents revenue growth of 39.4% from 2019 to 2020 despite the impact of the COVID-19 pandemic. Our revenue was $128.5 million and $354.5 million for the three and nine months ended September 30, 2021, up from $89.2 million and $245.5 million for the three and nine months ended September 30, 2020, which represents revenue growth of 44.2% and 44.4%, respectively. Our historical rate of growth may not be sustainable or indicative of our future rate of growth. For example, while acquisitions have significantly contributed to our growth to date, we may make fewer or no acquisitions in the future. We believe that our continued growth in revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section and the extent to which our various offerings grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our base of customers may not continue to grow or may decline due to a variety of possible risks, including increased competition, changes in the regulatory landscape and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins would have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.

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

We have incurred significant operating losses since our inception. Our net loss was $93.7 million and $60.0 million for the years ended December 31, 2019 and 2020, respectively, and $36.9 million and $77.2 million for the three and nine months ended September 30, 2021, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with or clients and partners, develop new solutions and comply with being a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we are unable to effectively manage the risks and difficulties of investing to grow our business, building relationships and developing new solutions as we encounter them, our business, financial condition and results of operations may suffer.

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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, acquire complementary businesses and technologies, respond to business challenges or opportunities, develop new solutions and services, and enhance our existing solutions and services and operating infrastructure. Our net cash provided by operating activities was $57.5 million in 2020 and $13.7 million for the first nine months of 2021. We had cash and cash equivalents of $95.6 million and restricted cash of $2.8 million as of September 30, 2021. We received an additional $303.9 million of net proceeds in July 2021 from our IPO.

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

We refer to a number of operational metrics in our public disclosures, including Pro Forma Revenue Growth Rate, Adjusted Gross Profit, Adjusted EBITDA, monthly net pro forma revenue retention rate, lifetime value of a customer, customer acquisition costs, and other metrics. We calculate these metrics using internal systems and tools that are not independently verified by any third party. These metrics may differ from estimates or similar metrics published by third parties or other companies due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose on an ongoing basis. If the internal systems and tools we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we present may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring savings, the use of our solutions, services and offerings and other metrics. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which would affect our long-term strategies. If our operating metrics or our estimates are not accurate representations of our business, or if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.

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

Our ability to sell additional functionality to our existing customers may require more sophisticated and costly sales efforts, especially for our larger customers with more senior management and established procurement functions. Similarly, the rate at which our customers purchase additional solutions from us depends on several factors, including general economic conditions and the pricing of additional functionality. SMBs are typically more susceptible to such factors and any adverse changes in the economic environment or business failures of our SMB customers may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do. If our efforts to sell additional functionality to our clients are not successful, our business and growth prospects would suffer.

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

While we have experienced significant growth across our offering of solutions and services, certain solutions and services, such as our marketing technology solutions, have lower margins as compared to our subscription and transaction fee services, such as our vertical business management software and integrated payment solutions. For the year ended December 31, 2020, subscription and transaction fees and marketing technology solutions generated 69.0% and 25.6%, respectively, of our total revenues. Subscription and transaction fees and marketing technology solutions generated 71.4% and 24.6%, respectively, of our total revenues for three months ended September 30,

2021, and 71.1% and 25.1%, respectively, of our total revenues for the nine months ended September 30, 2021. To the extent our lower margin solutions and services grow as a portion of our overall business, there may be an adverse impact on our aggregate profitability and margins. Due primarily to acquisitions involving marketing technology solutions during the periods, marketing technology solutions revenue increased 130.1% in the year ended December 31, 2020 compared to the year ended December 31, 2019, whereas revenue from subscription and transaction fees increased 23.9%. In the three and nine months ended September 30, 2021, revenue from subscription and transaction fees increased 52.9% and 49.7% compared to the three and nine months ended September 30, 2020, respectively, whereas marketing technology solutions revenue increased 29.8% and 41.8%, respectively, for the corresponding periods. To the extent our marketing technology solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our subscription and transaction fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.

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

The full extent to which the outbreak of COVID-19 will impact our business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the emergence of variants and strains of the virus, the actions to contain the virus or treat its impact, including the development and distribution of vaccines and therapies, and how quickly and to what extent normal economic and operating conditions can resume. Even after the outbreak of COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
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

General inflation, including wage inflation, increases in interest rates, currency volatility as well as monetary, fiscal and policy interventions by national or regional governments in anticipation of or reaction to such events could have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our solutions and services.

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

We face intense competition for qualified individuals from numerous other technology companies. Often, significant amounts of time and resources are required to train technical personnel and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, and we have paid and may in the future be required to pay increased compensation in order to do so, including as a result of wage inflation. Because of the technical nature of our solutions and services and the dynamic market in which we compete, any failure to attract and retain qualified personnel, as well as our contract workers, could have a material adverse effect on our ability to generate sales or successfully develop new solutions, client and consulting services and enhancements of existing solutions and services. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

Our indebtedness could adversely affect our financial health and competitive position.

As of September 30, 2021, we had cash, cash equivalents and restricted cash of $98.3 million, $155.0 million of available borrowing capacity under our New Revolver and $385.0 million outstanding under our New Credit Facilities. To service this debt and any additional debt we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, including acquisition activity, as well as general economic, financial, competitive, regulatory and other factors beyond our control. There can be no assurance that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our debt and fund our other liquidity needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our debt instead of funding working capital, capital expenditures, acquisition activity or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less debt. There can be no assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

In addition, the terms of our New Credit Facility contain, and any agreements evidencing or governing other future debt may contain, certain restrictive covenants that limit our ability, among other things, to engage in certain activities that are in our long-term best interests and align with our business strategies or operations, including our ability to:

•incur liens on property, assets or revenues;
•incur or assume additional debt or amend our debt and other material agreements;
•declare or make distributions and redeem or repurchase equity interests or issue preferred stock;
•prepay, redeem or repurchase debt;
•make investments;
•engage in certain business activities; and
•engage in certain mergers and asset sales.

In addition, under certain circumstances, we will be required to satisfy and maintain a specified financial ratio under the terms of our New Credit Facilities. While we have not previously breached and are not in breach of any of these covenants, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control. Our failure to comply with any of these covenants or restrictions could result in an event of default under the terms of our indebtedness. An event of default would permit the lending banks to take certain actions, including terminating all outstanding commitments and declaring all amounts outstanding to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and all other amounts owing or payable with respect to such borrowings and any terminated commitments. In addition, the lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. If payment of outstanding amounts under our New Credit Facilities accelerated, our assets may be insufficient to repay such amounts in full, and our common stockholders could experience a partial or total loss of their investment.

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

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Stock Market, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

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

The parties to our sponsor stockholders agreement own approximately 78.1% of our common stock. We have agreed to nominate to our board of directors individuals designated by Providence Strategic Growth and Silver Lake in accordance with the sponsor stockholders agreement. Providence Strategic Growth and Silver Lake will each retain the right to designate directors for so long as they beneficially own at least 5% of the aggregate number of shares of common stock outstanding. In addition, for so long as Providence Strategic Growth and Silver Lake collectively beneficially own at least 30% of the aggregate number of shares of common stock outstanding, certain actions by us or any of our subsidiaries will require the prior written consent of each of Providence Strategic Growth and Silver Lake so long as such shareholder is entitled to designate at least two (2) directors for nomination to our board of directors. The actions that will require prior written consent include: (i) change in control transactions, (ii) acquiring or disposing of assets or any business enterprise or division thereof for consideration excess of $500.0 million in any single transaction or series of transactions, (iii) increasing or decreasing the size of our board of directors, (iv) terminating the employment of our chief executive officer or hiring a new chief executive officer, (v) initiating any liquidation, dissolution, bankruptcy or other insolvency proceeding involving us or any of our significant subsidiaries, and (vi) any transfer, issue, issuance, sale or disposition of any shares of common stock, other equity securities, equity-linked securities or securities that are convertible into equity securities of us or our subsidiaries to any person or entity that is a non-strategic financial investor in a private placement transaction or series of transactions.

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

The parties to our stockholders agreements collectively own approximately 83.3% of our outstanding shares of common stock. In addition to the limitations on the sale and transfer of shares of common stock held by such stockholders as set forth in the stockholders agreements, subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act, for so long as such parties are deemed to be our affiliates, unless the shares to be sold are registered with the SEC. These stockholders are entitled to rights with respect to the registration of their shares. We are unable to predict with certainty whether or when such parties will sell a substantial number of shares of our common stock. The sale by the parties to our stockholders agreements of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock. Except as otherwise described in our Prospectus, all shares of our common stock offered in our initial public offering are freely tradable without restriction, assuming they are not held by our affiliates.

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

Certain affiliates of Providence Strategic Growth and Silver Lake will own approximately 78.1% of our common stock and are parties, among others, to the sponsor stockholders agreement. The parties to the sponsor stockholders agreement have agreed to vote, or cause to vote, all of their outstanding shares of our common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the directors nominees designated by each party. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the rules of The Nasdaq Stock Market. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

The following sets forth information regarding unregistered securities sold from July 1, 2021 through September 30, 2021:

•On July 6, 2021, we sold 4,411,764 shares of our common stock to entities affiliated with Silver Lake at a purchase price of $17.00 per share for aggregate gross and net proceeds of $75.0 million.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The foregoing transaction did not involve any underwriters, underwriting discounts or commissions or any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40575	3.1	7/9/21
3.2	Amended and Restated Bylaws.	8-K	001-40575	3.2	7/9/21
4.1	Form of Certificate of Common Stock.	S-1/A	333-256641	4.1	6/23//21
4.2	Registration Rights Agreement by and between EverCommerce Inc. and certain security holders of EverCommerce Inc., dated May 7, 2021.	S-1	333-256641	4.3	5/28/21
4.3	Sponsor Stockholders Agreement, dated as of June 30, 2021	8-K	001-40575	10.1	7/9/21
4.4	Management Stockholders Agreement, dated as of June 30, 2021	8-K	001-40575	10.1	7/9/21
10.1	Employment Agreement by and between the Company and Eric Remer, dated July 1, 2021.	10-Q	001-40575	10.7	8/12/21
10.2	Employment Agreement by and between the Company and Matthew Feierstein, dated July 1, 2021.	10-Q	001-40575	10.8	8/12/21
10.3	Employment Agreement by and between the Company and Marc Thompson, dated July 1, 2021.	10-Q	001-40575	10.9	8/12/21
10.4	Credit Agreement, dated July 6, 2021.	8-K	001-40575	10.3	7/9/21
10.5	Collateral Agreement, dated July 6, 2021.	8-K	001-40575	10.4	7/9/21
10.6	Guarantee Agreement, dated July 6, 2021.	8-K	001-40575	10.5	7/9/21
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERCOMMERCE INC.

Date: November 8, 2021	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Marc Thompson
Marc Thompson
Chief Financial Officer
(Principal Financial Officer)