Form 10-K
period 2021-12-31
EverCommerce Inc.
filed 2022-03-15
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40575
EverCommerce Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-4063248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3601 Walnut Street, Suite 400 Denver, Colorado	80205
(Address of principal executive offices)	(Zip Code)
(720) 647-4948
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value	EVCM	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: Common Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

There was no public market for our common stock as of the last business day of our most recently completed second fiscal quarter and, therefore, we cannot calculate the aggregate market value of our voting and non-voting common equity held by non-affiliates as of such date.

The registrant had outstanding 195,461,491 shares of common stock as of March 4, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, future acquisitions and other capital expenditures, and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2021. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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
•The industries in which we operate are rapidly evolving and subject to consolidation and the market for technology-enabled services that empower SMBs (defined below) is relatively immature and unproven.
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

•The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.
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
•We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

PART I
Item 1. Business
Overview

EverCommerce is simplifying and empowering the lives of business owners whose services support us every day. We provide tailored, end-to-end Software-as-a-Service (“SaaS”) solutions that support the highly diverse workflows and customer interactions that professionals in home services, health services, and fitness & wellness services need to automate manual processes, generate new business, and create more loyal customers.

EverCommerce is a leading provider of integrated, vertically-tailored SaaS solutions for service-based small- and medium-sized businesses (“service SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. Today, we serve over 600,000 customers across three core verticals: Home Services; Health Services; and Fitness & Wellness Services. Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as home improvement contractors and home maintenance technicians, to physician practices and therapists within Health Services, to personal trainers and salon owners within Fitness & Wellness. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly specialized demands, as well as highly complementary solutions that complete end-to-end offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. For the year ended December 31, 2021, we estimate that approximately 98% of our customers had less than $2,000 in billings and less than 1% had more than $5,000 in billings.
Small- and medium-sized businesses (“SMBs”) are an important engine for economic growth. Collectively, in 2021 SMBs represent the single largest employer and employee category in the U.S. economy, accounting for 99.9% of businesses in the United States, 47% of the U.S. private workforce and over 40% of U.S. GDP. The services sector is the backbone of the U.S. economy, representing approximately 77% of U.S. GDP and 85% of U.S. employment. Service businesses are the largest segment of the SMB market, employing approximately 50 million people in the U.S. alone.
Today, service SMBs are accelerating their adoption of digital technologies to increase growth, drive efficiencies and enhance customer engagement. At the same time, their technology needs are becoming increasingly specialized as they adapt their businesses to better compete and align with evolving consumer preferences. However, service SMBs typically lack available resources to invest in and support expensive enterprise technology solutions and often rely on little-to-no technology. When technology is used, it is often a fragmented set of point solutions with insufficient integrated capabilities to support the complete service lifecycle.
Since inception, we have taken a differentiated approach from other software providers. We recognize that all service SMBs require solutions that enable them to perform three key functions: (i) acquire new customers and generate new business opportunities; (ii) manage and scale business operations; and (iii) improve and expand on customer relationships. However, services SMBs require functionality specific to their vertical market because the workflows vary by vertical. For example, the business management requirements of Home Services contractors are different than the business management requirements of small physician practices or boutique gyms. As a result we have built a comprehensive platform designed specifically to meet the unique end-to-end workflow needs of service SMBs. Our integrated solutions include Business Management Software (such as route-based dispatching, medical practice management and gym member management), Billing & Payment Solutions (such as e-invoicing, mobile payments and integrated payment processing), Customer Engagement Applications (such as reputation management and messaging solutions) and Marketing Technology Solutions (such as websites, hosting and digital lead generation). These solutions help our customers address the challenges posed by legacy solutions by providing software that addresses the complete customer engagement workflow, streamlining front- and back-office processes, driving new sales and retention, enabling deeper performance insights and improving customer experiences with digital, mobile-friendly engagement.
We go to market with suites of solutions that are aligned to our three core verticals: (1) the EverPro suite of solutions in Home Services; (2) the EverHealth suite of solutions within Health Services; and (3) the EverWell suite of solutions in Fitness & Wellness Services. Within each suite, our Business Management Software – the system of action at the center of a service business’ operation –is typically the first solution adopted by a customer. This vertically-tailored point-of-entry provides us with an opportunity to cross-sell adjacent products, previously offered as fragmented and disjointed point solutions by other software providers. This “land and expand” strategy allows us to acquire customers with key foundational solutions, expand into offerings via product development (“build”) and acquisitions (“buy”) that integrate their workflows, fill gaps in the solutions value chain and power the full scope of our customers’ businesses. This results in a self-reinforcing flywheel, enabling us to drive more value for our customers and, in turn, fuel our growth by increasing Average Revenue per Unit (“ARPU”), improving customer stickiness and increasing our market share.
While we offer multiple products and address several verticals and micro-verticals, we manage our business with a singular, centralized approach to strategy and operations. We centralize key functions including marketing, business operations, cybersecurity and general and administrative functions, ensuring consistency in execution across each of our verticals, and ultimately stimulating a culture of operational excellence.
Our financial results have reflected our rapid growth. Our revenue has grown at a compound annual growth rate (“CAGR”) of 55.8% from 2018 to 2021, and reached $490.1 million for the year ended December 31, 2021, up from $337.5 million for the year ended December 31, 2020, which represents revenue growth of 45.2% from 2020 to 2021. Our net loss was $82.0 million for the year ended December 31, 2021, compared to a net loss of $60.0 million for the year ended December 31, 2020. Our Adjusted EBITDA reached $107.2 million for the year ended December 31, 2021, up from $78.8 million for the year ended December 31, 2020. Moreover, our business benefits from attractive unit economics; we estimate the lifetime value of our customers to be approximately eight times the cost of acquiring them. For a reconciliation of Adjusted EBITDA to the most directly comparable Generally Accepted Accounting Principles (“GAAP”) financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of this measure, please see Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics—Non-GAAP Financial Measures.”
Key trends impacting our industry
Service SMBs are still in the early innings of transforming their businesses for the digital age. We estimate that only 9% of the service SMB market has been penetrated with full end-to-end software solutions. However, we believe that small businesses now generally view digitization as critical to long-term success. Similar to other industries that are going through major digital transformations – including education, life sciences, public sector, real estate and banking – we believe a number of trends are contributing to the adoption of modern, vertically-tailored software solutions for service SMBs. EverCommerce is operating at the center of many of these trends, including:
•Accelerating adoption of digital technologies. Consumers’ preferences for digital experiences have accelerated in recent years. At the same time, new digital solutions are emerging to enable businesses to increase growth, drive efficiencies and enhance customer engagement. Together, these trends are contributing to the accelerating adoption of digital technologies.
•Mobile enablement. Due in large part to consumer demand and purchasing habits, a substantial amount of commerce is now conducted via a mobile device, whether through a standalone mobile application or as an integrated, companion application to a broader web-based software. Mobile commerce is estimated to represent just over $4.00 of every $10.00 spent online, with growth rapidly outpacing other forms of eCommerce. Within the service economy in particular, home service, wellness and other professionals are often on-the-go, making mobile functionality of paramount importance.
•Customer experience. With the confluence of changing consumer preferences towards digital and a younger, more tech-savvy generation of business owners taking seat, businesses are increasingly looking to upgrade and streamline how they engage with their customers. According to a recent Zendesk poll, more than half of businesses surveyed (56%) said they are making customer experience a top priority in the coming year.

•Digital marketing. Digital channels are allowing businesses to reach their existing and potential end consumers in more innovative, effective and efficient ways than ever before. Research from WebFX shows that 80% of SMB end consumers conduct online product research in 2021, highlighting the importance of having a digital presence. We estimate that approximately 65% of U.S. SMBs have currently adopted digital marketing tools, of which approximately 60% are expected to increase their spending on such tools, recognizing the power and importance of these digital channels. These trends continue to give rise to evolving and new digital marketing solutions aimed at helping businesses target end consumers, lower acquisition costs and increase lifetime value.
•Digital payments. As of just three years ago, we estimate that less than 50% of SMBs in the United States had adopted digital payment processing solutions, and instead relied on paper invoices for payment. Today, we estimate that approximately 68% of SMBs in the United States have adopted digital payment processing solutions, up more than 20% over the last three years, a trend that we expect to continue in the future. Integrated payments (e.g., digital payment acceptance that is embedded into the software that companies use to manage their businesses) have driven operating efficiencies for businesses and have improved payment security and tracking as compared to traditional paper methods.
•Increasingly vertical- and micro vertical-specific software needs. SMBs across verticals are specializing in order to better compete and align with end-customer preferences, which has resulted in a greater need for vertically-tailored software solutions to address micro-vertical specific workflows. For example, software for instructional dance and martial arts centers has emerged within the Fitness & Wellness industry in recent years to better service the specialized educational training needs of these end-customers.
•Decreasing barriers to software adoption. Given their size and resource capabilities, SMBs generally require lower priced and easier-to-implement technology solutions than larger-scale enterprise businesses. As a result of the innovations in cloud technology and the proliferation of SaaS, today’s solutions are more affordable and easier for SMBs to implement than ever before. According to Cisco, cloud solutions are one of the top three areas for near-term technology investment for small businesses.
•COVID-19 pandemic is accelerating pre-existing trends. We believe the COVID-19 pandemic has accelerated demand for digital solutions, especially in areas like customer engagement, resulting in SMBs increasing investment in technology to modernize and drive growth and operational efficiencies. According to Forrester, it saw significant gains in its Customer Experience Index in 2020 due to accelerated implementation and leverage of Voice of Customer (“VoC”) measurement tools like Net Promoter Score (“NPS”). We believe the effects of COVID-19 on businesses have advanced the shift to modern, cloud-based software solutions.
Limitations of existing approaches
Historically, service SMBs have not heavily relied on technology to manage key workflows, but they are increasingly turning to software solutions to streamline operations and boost efficiency. However, the offerings available in the market often fail to meet the needs of today’s service SMBs, and have some or all of the following limitations:
•Lacking vertical-specific functionality. Traditional technology companies offer broad, horizontal solutions that apply a “one-size-fits-all” approach and aim to solve functional challenges across different verticals. For service SMBs, these solutions have an excess of broad functionality but lack the vertical specialization required in specific verticals.
•Sold as point solutions. Existing solutions typically address a single application, use case or stage of a broader customer engagement workflow. These solutions lack the necessary integration of business data and operational workflows that service SMBs need to execute end-to-end processes. Moreover, they limit visibility into business performance and businesses’ ability to optimize data gathered across various processes.

•Built on inflexible, legacy technology infrastructure. Existing solutions are often built on legacy, on-premise infrastructure. These technologies lack the flexibility and scalability required by today’s service SMBs, and are not customizable to meet individual customers’ needs.
•Cost and resource-intensive. Service SMBs are generally price-sensitive and have limited resources. Existing software solutions often require significant capital, time and technical resources to implement, inhibiting faster adoption. Moreover, it is difficult for service SMBs to maintain these solutions and roll out new versions and add-on features without significant time and resources.
Our market opportunity
We believe our solutions address a massive market opportunity today. We estimate the total number of service SMBs, which represent service-based businesses with 500 or fewer employees, was approximately 400 million globally in 2020, of which 31 million were in North America.
We estimate the total addressable market (“TAM”) for our current solutions was approximately $1.3 trillion globally in 2020, of which approximately $520 billion was in North America, which refers to the United States and Canada. Of the $520 billion, we estimate a $59 billion opportunity in Home Services, a $84 billion opportunity in Health Services, a $21 billion opportunity in Fitness & Wellness Services and a $356 billion opportunity in other services categories. We believe there is considerable runway for long-term growth given the vast majority of our market opportunity is untapped; we estimate that only 9% of the North America service SMB market has been penetrated with full end-to-end software solutions today, and estimate this number to increase to over 13% by 2025.
We arrive at the TAM by estimating the number of service SMBs, multiplying by the list price of the solutions we provide, and making regional adjustments for the number of firms that could pay the listed price.
Our TAM also includes our payments opportunity, which we arrive at by estimating total revenue across our vertical segments and multiplying by both pricing and penetration estimates.
We believe there are multiple sources of upside to our current TAM. As the number of service SMBs grow, as we develop or acquire complementary solutions, and as we enter new geographies, our market opportunity will expand.

Our solutions
We offer several vertically-tailored suites of solutions, each of which follows a similar and repeatable go-to-market playbook: offer a “system of action” Business Management Software that streamlines daily business workflows, integrate highly complementary, value-add adjacent solutions and complete gaps in the value chain to create end-to-end solutions. These solutions provide value to service SMBs by improving their ability to market their services, streamline operations and retain and engage their customers.
•Business Management Software: Our vertically-tailored Business Management Software is the system of action at the center of a service business’ operation, and is typically the point-of-entry and first solution adopted by a customer. Our software, designed to meet the day-to-day workflow needs of businesses in specific vertical end markets, streamlines front and back-office processes and provides polished customer-facing experiences. Using these offerings, service SMBs can streamline their operations and focus on growing their customers and improving their services.
•Billing & Payment Solutions: Our Billing & Payment Solutions provide integrated payments, billing and invoicing automation and business intelligence and analytics. Our omni-channel payments capabilities include point-of-sale (“POS”), eCommerce, online bill payments, recurring billing, electronic invoicing and mobile payments. Supported payment types include credit card, debit card and Automated Clearing House (“ACH”) processing. Based on the monthly average processing volume for the quarter ended December 31, 2021, we estimate that we process annualized total volume of $9.1 billion. We further estimate that, based on our current customers and payment volumes, we have an aggregate annualized payment processing opportunity of approximately $83 billion. Our payments platform also provides a full suite of service commerce features, including customer management as well as cash flow reporting and analytics. These value-add features help SMBs to ensure more timely billing and payments collection and provide improved cash flow visibility.
•Customer Engagement Applications: Our Customer Engagement Applications modernize how businesses engage and interact with customers by leveraging innovative, bespoke customer listening and communication solutions to improve the customer experience and increase retention. Our software provides customer listening capabilities with real-time customer surveying and analysis to allow standalone businesses and multi-location brands to receive VoC insights and manage the customer experience lifecycle. These applications include: customer health scoring, customer support systems, real-time alerts, NPS-based customer feedback collection, review generation and automation, reputation management, customer satisfaction surveying and a digital communication suite, among others. These tools help our customers gain actionable insights, increase customer loyalty and repeat purchases and improve customer experiences.

•Marketing Technology Solutions: Our Marketing Technology Solutions work alongside our Customer Engagement Applications to help customers holistically grow their businesses through new business generation and improved engagement and marketing throughout the customer lifecycle. These solutions help businesses to manage campaigns, generate quality leads, increase conversion and repeat sales, improve customer loyalty and provide a polished brand experience. Our solutions include: custom website design, development and hosting, responsive web design, marketing campaign design and management, search engine optimization (“SEO”), paid search and display advertising, social media and blog automation, call tracking, review monitoring and marketplace lead generation, among others. Our solutions can be purchased and integrated with EverCommerce business management solutions, as well as sold and integrated into 3rd party solutions via the EverConnect brand and solutions suite.
Our verticals
Our solutions, many of which we believe are the market leaders in their industries, are deployed in verticals that are comprised of numerous micro-verticals, which through product development and new solution acquisition, offer natural growth opportunities for EverCommerce. We currently go to market with three distinct, vertically-tailored, integrated SaaS solution suites:
•EverPro – Home Services: Our EverPro solutions are purpose-built for home service professionals, with varying specialized functionality for micro-verticals. For home improvement and field service professionals, project management and field service management applications serve as their business systems of action, respectively. Professionals in this market rely significantly on driving business from residential homeowners, and thus value tailored solutions which capture and manage lead generation from those end consumers. Ranging from professionals across residential home improvement and remodeling, and field services, to security and alarm professionals across residential installation and monitoring, central stations, corporate and campus planning and government, our EverPro solutions are designed to serve the specific needs of the professionals in these home improvement and field services sub-markets.

•EverHealth – Health Services: Our EverHealth solutions are purpose-built for health service professionals. The Health Services market is rooted in a group of core solutions, including practice management and electronic health record (“EHR”) / electronic medical record (“EMR”) software. We offer different types and scales of solutions for micro-verticals, including small group and specialty practices, behavioral health professionals, specialty branches of hospital systems, ambulatory services, urgent care and EMT and physical, occupational and speech therapists, among others. We believe that our patient and provider engagement solutions position us well to benefit from major industry trends such as the digitalization of front-office operations and patient engagement. As with EverPro, we believe we are well positioned to continue to take market-share in current- and future-focus specialty micro-verticals, such as urology, audiology, chronic care management, otolaryngology and nephrology.

•EverWell – Fitness & Wellness: Our EverWell solutions are purpose-built for Fitness & Wellness service professionals. The Fitness & Wellness market includes tech-savvy businesses which generally require integrated solutions that provide modern, convenient experiences for end consumers. Member management and consumer-facing scheduling and facility access solutions are “must-have” software capabilities for modern gyms, spas and salons. In addition, adjacent solutions in relationship management, inventory management, personal training scheduling and fitness tracking are increasingly needed to support a seamless, value-add consumer experience. Our EverWell solutions are built specifically for fitness professionals, which include gyms, studios, health clubs, specialized instructors (e.g., educational dance, gymnastics and cheer) and personal trainers and for wellness professionals, which include salons, spas and massage therapists.
We offer select solutions to customers in other services verticals, including education, non-profit, pet care and automotive repair, among many other. While these offerings are not a part of our core suites, they are managed as part of our centralized approach to strategy and operations.
Why we win
We believe that our offerings deliver tremendous value to our customers and are differentiated by the following qualities:
•Tailored, vertical-specific approach. We are exclusively focused on providing service SMBs with tailored solutions to help meet their specific needs. Our vertical and micro-vertical approach enables us to provide tailored solutions featuring critical vertical-specific functionality that better serves our customers when compared to industry-agnostic solutions offered by other businesses.
•Integrated solutions for end-to-end workflow. Our end-to-end suites integrate solutions across the full range of our customers’ workflows (including internal and back-office functions and customer-facing services), simplifying their operations and providing a frictionless experience when compared to disjointed point solutions offered by other software businesses.
•SaaS-based solutions. Our scalable and flexible SaaS solutions alleviate resource needs associated with implementing and managing costly on-premise infrastructure, which simplifies the management of distributed workforces, enhances operational simplicity, and provides continuous delivery of updates and upgrades to our solutions.

•Mobile capabilities. Our SaaS, web-based and mobile solutions enable business owners, administrators and in-the-field service professionals to access schedules, customer accounts and business performance analytics, among other critical features, wherever they are. In addition, our native mobile applications provide in-depth service delivery functionality for technicians and service professionals in-the-field, even out of cellular or wireless network areas.
•Exceptional digital experiences. Our customers’ use of our offerings allows them to deliver exceptional digital experiences to consumers across multiple channels, enhancing engagement, retention and loyalty. For example, our customers can use our technology to develop modern touchpoints for consumers such as online scheduling, appointment reminders, online customer portals, online and mobile payments, SMS text updates, email updates and consumer-facing mobile applications.
•Cost- and resource-efficient. SMBs are generally price-sensitive and resource-constrained, however legacy software solutions are often too expensive to adopt. Our solutions are affordable and easy to implement, and our customers benefit from our strong customer service capabilities, enabling them to optimize their use of digital solutions without significant financial or resource burden.
•Customer-driven innovation. The insight we gain into our over 600,000 customers’ use of our offerings informs our product pipeline, allowing us to constantly refine existing solutions and deliver new solutions that are most valuable to them.
Our growth strategies
We are focused on growing and scaling our business in a rapid, yet sustainable and disciplined fashion. We intend to drive significant growth by executing the following key strategies:
•Attract new customers: We believe that there is a significant opportunity to attract new customers with our current offerings and within the market segments in which we currently operate. We estimate that there are over 31 million service SMBs in North America alone, and 400 million globally. Our current verticals and adjacent markets in the service economy are highly fragmented. By improving the awareness of our brands and solutions, we believe that we can increase penetration and sell our complete value chain of solutions to service SMB customers. Through acquisitions and organic growth of our business, the number of customers on our platform increased from approximately 110,000 at the end of 2018 to over 600,000 at the end of 2021.
•Expand into new products and verticals: Given our position in the service SMB ecosystem, as well as our relationships and level of entrenchment with our customers, we use insights gained through our customer lifecycle to identify additional solutions that are value-additive for our customers. These insights allow us to continually assess opportunities to develop or acquire solutions to further expand market share, drive customer stickiness and fuel growth for our business.
•Expand ARPU and grow wallet share: Today, we serve over 600,000 service SMBs, which represent a significant opportunity for growth. As we become more embedded in our customers’ daily business operations, we are better positioned to add value by cross-selling and up-selling adjacent solutions. We believe we had an addressable annualized revenue opportunity with our existing customers of greater than $5 billion as of December 31, 2021, as our integrated vertical SaaS solutions allow us to offer customers additional capabilities across their entire customer engagement lifecycle. As we continue to develop, acquire and transform our solutions, we aim to continue adding value to our customers by displacing point-solution competitors and legacy, manual methods with our integrated digital offerings, increasing our ARPU and improving customer experience and retention.
In conjunction with the strategies cited above, we also acquire solutions to accelerate our position as a market leader, fill gaps within our vertically tailored solutions, deepen our competitive moats in existing verticals and enter new verticals and geographies. We have an established framework for identification, execution, integration and onboarding of targets. These acquired solutions bring deep industry expertise and vertically-tailored software solutions that provide additional sources of growth. We believe that our methodology, track record and reputation for sourcing, evaluating and integrating acquisitions positions us as an “acquirer-of-choice” for potential targets. We have acquired 52 companies since our inception, including five in 2021, nine in 2020 and 13 in 2019. We are currently tracking over 12,000 North American businesses, primarily across our core verticals, as potential acquisition opportunities.
Our customers
We define a customer as an individual or entity that utilized or was capable of utilizing an EverCommerce solution or service for which they paid any one or combination of recurring, re-occurring or transactional fees in a given period. For solutions contracting with entities that service groups of customers, for example franchises or other multi-location businesses, the customer is counted at the level of the individual business utilizing the solution.
We serve a wide range of customers across various verticals, micro-verticals, geographies and sizes. We believe the customers that we serve are representative of the highly diverse and varied nature of the SMB service economy. Our customers provide expert services which, in turn, play a critical role in supporting the everyday lives of millions of end consumers – for their homes, their health and their well-being.

Our Verticals	Micro-vertical Examples

Home Services	HVAC/plumbing, electrical professionals, remodeling and home improvement contractors, window and door replacement specialties, security and alarm installation and monitoring businesses
Health Services	Specialty private medical practices, mental health therapists, chronic care specialists, ambulatory and EMT services, specialty branches of hospital systems
Fitness & Wellness Services	Chain and franchise gyms, full-service health clubs, boutique studios, personal trainers, dance and instructional schools, salons and spas, massage therapists
Other	Non-profits, veterinary care facilities, small accounting and tax firms, educational facilities, social services, pet/veterinary care, professional services, consumer services
As of December 31, 2021, we served over 600,000 customers. Of these customers, approximately 66% were based in the United States and approximately 34% were international. Despite the COVID-19 pandemic forcing hundreds of thousands of SMBs across the United States to permanently close, we grew our total customer base by approximately 20% in the year ended December 31, 2021.
Competition
While we have built a scaled, differentiated platform, we compete in a variety of highly fragmented markets and face competition from a variety of sources:
•Manual processes, basic PC tools, standalone payment terminals and homegrown solutions, utilized by many service SMBs;
•Vertically-specialized competitors, including mobile sales applications and field service management platforms in Home Services, EHR/EMR and practice management platforms in Health Services and facility and employee management and member management and programming platforms in Fitness & Wellness Services; and
•Horizontal competitors, including Salesforce for CRM, Intuit for financial products, Square for payments and HubSpot for marketing related solutions.

The principal competitive factors affecting our market include:

•Breadth and depth of vertical solutions;
•Quality of products and features;
•Seamless integration and ease-of-use;
•Customer support capabilities;
•Pricing and costs;
•Product strategy and pace of innovation;
•Name recognition and brand reputation;
•Sales and marketing execution; and
•Platform security.
See Part I. Item 1A. “Risk Factors” for a more comprehensive description of risks related to competition.
Our product strategy
Our product strategy organization develops an in-depth understanding of the customer and their varied workflow needs across our target industries, in order to pursue holistic “buy” vs “build” strategies to deliver an integrated value chain to our customers. The product management organization partners closely with our marketing, sales and customer teams to hear market insights and VoC feedback to improve retention and wallet expansion, build stronger integrations between solutions and pursue adjacent market penetration opportunities.
Our go-to-market
Our go-to-market organization includes our centralized marketing, business development, sales and customer success functions who align to build positive customer experiences across the business. These teams drive scalable and efficient organic growth in three key areas: new customer acquisition, wallet share expansion and go-to-market of acquired or built products. Our centralized, highly-trained team members are organized into several targeted and coordinated groups to address specific service SMB market’s highly varied audiences, while aligning priorities through Centers of Excellence to ensure the broader set of unified EverCommerce growth and scale objectives are met. Our teams relentlessly test and measure results to expand channels, optimize go-to-market, increase sales conversion, identify customer upsell opportunities and explore adjacent expansion verticals. Through this targeted, coordinated approach, we maximize expert resource allocation and allow for growth programs of scale with attractive customer unit economics across our business.
As an example of this approach, we acquired and onboarded Joist in our EverPro solutions group in December 2018. Joist is a mobile app used by small contractors to provide estimates, invoices and collect payment for a project. At the time of acquisition, Joist went to market with a freemium model in the very early stages of monetization. Shortly after onboarding Joist, we began executing several different growth and profitability initiatives, including: (i) product enhancements to transition from its freemium model to a tiered subscription model; (ii) leveraging our centralized digital marketing capabilities, we accelerated customer acquisition and added more than 40,000 SaaS customers in 18 months; and (iii) modifying payments integration to increase unit profitability by leveraging the scale of our payments platform. In the aggregate, these actions helped to drive an approximately five times increase in revenue over our first two years of ownership of Joist.
Our people, culture and values
We consider our people and culture to be vital to our success. We place a high level of emphasis on the relationships we have with our people, their engagement and commitment to the organization. Our fundamental belief is that when a company has a strong relationship with its employees, they in turn deliver exceptional customer service and in turn that delivers strong business performance. We have seen and believe our diverse, inclusive and innovative workforce is and will continue to be a competitive advantage. We plan to continue to make investment in our human capital a priority.
We believe in and prioritize diversity, equality and inclusivity in our workplace and behave in a manner where these values are the underpinnings of how we build programs, in the selection and promotion of individuals and how we support the growth and development of our people. We aggressively manage and measure our identification, selection, retention, growth and development of our current and future employees. We have a robust methodology that enables us to successfully and with a high level of engagement, integrate individuals into our organization.
Our human-first culture has been built upon our values and they are a critical part of how we behave, lead and engage with our people. Our values reflect who EverCommerce is and serve as our guiding force on how we plan to achieve our organizational objectives.
In addition to providing continuous learning, autonomy and engaging work, we provide a series of competitive benefits, including health insurance for employees and dependents, a 401k match, paid parental leave and paid time off. We allot over 15,000 hours per year for our employees to volunteer for causes that are important to them. Within the tight-knit culture we have built and sustained, we celebrate our people and their successes with company events, team building activities and other important benefits. We invest in continuous growth and development with training and education and we provide career opportunities for people to continue to stretch their strengths and capabilities. None of our employees are represented by labor unions or covered by collective bargaining agreements.
As of December 31, 2021, we had approximately 2,200 employees operating across six countries, including approximately 1,800 employees located in the United States. Given the ever-changing dynamic of the work environment due to the COVID-19 pandemic, we have become increasingly nimble and flexible, with a significant portion of our workforce worldwide working remotely since March 2020.
Our technology
Our SaaS solutions are strategically integrated to best serve our service SMB customers and ensure they have all the tools to help them grow and scale. We leverage a common set of best practices, IT infrastructure and architectures that serve as a foundation for highly scalable and secure software solutions.
Key areas and features of our centralized strategy and operations that serve as a foundation to our technology approach include:
•Software development: Our software teams use best-in-class technologies and practices to develop our SaaS, mobile and (in selected situations) on-premise solutions. Our software is purpose-built to meet the specific needs of the industries we serve.
•Tech and IT shared services: Our shared services across its technology platforms provides a centralized and consistent approach to software development, as well as cloud engineering and data center migration. Our centralized IT administration allows for 24-hour support for all our people and platforms worldwide.
•Shared infrastructure: We systematically upgrade our data centers, centralize our collaboration platforms onto Office 365 and deploy a variety of standardized third-party software products sourced through EverCommerce. Migration of more than half of our technology solutions to AWS has allowed for gains in productivity, cost efficiency, expanded capacity and faster innovation.
•Cyber security: Our Security Operations team uses industry best practices and functional expertise to perform regular risk assessments, audits and remediation across our IT infrastructure and the data we maintain therein. Our centralized security efforts also include incident prevention, incident response, monitoring, scanning and alerting.
•Offshore development team: Our software is primarily developed internally; however, we also use independent firms and contractors in the United States and internationally to perform some of our product development activities.
Data privacy and security
Regulators around the world have adopted or proposed requirements regarding the collection, use, transfer, security,

storage, destruction and other processing of personal data. These laws are increasing in number and complexity, resulting in higher risk of enforcement, fines and other penalties. Our privacy and legal teams are committed to processing and fulfilling any requests regarding the exercise of an individual’s privacy rights with respect to personal information.
In addition, our consumer transactions business is now, or may in the future be, subject to certain financial services laws, regulations and rules, such as the Payment Card Industry Data Security Standards, the Gramm-Leach-Bliley Act and the National Automated Clearing House Association ACH Rules, and our healthcare services businesses are subject to certain healthcare security and privacy laws, such as HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder (collectively, “HIPAA”) in the United States and Personal Information Protection and Electronic Documents Act and Personal Health Information Protection Act (“PIPEDA”) in Canada. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Healthcare regulatory matters
Our business operates in the healthcare space, and as such is affected by changes in healthcare laws, regulations and industry standards. The healthcare industry is highly regulated and subject to frequently changing political, legislative, regulatory and other influences. We are subject, either directly or through our customers, to a number of federal, state and local healthcare laws and regulations that involve matters central to our Health Services business. Failure to satisfy those legal and regulatory requirements, or the adoption of new laws or regulations that impact our business or our customers, could have a significant negative impact on our results of operations, financial condition or liquidity. For additional information regarding potential risks relating to compliance with healthcare laws and regulations, see Part I, Item 1A, “Risk Factors – The healthcare industry is heavily regulated at the local, state and federal levels. Our failure to comply with regulatory requirements could create liability for us or our customers, result in adverse publicity and negatively affect our business.”

In addition to the potential for evolving laws and regulations, the application and interpretation of these laws and regulations are often uncertain. These laws are enforced by federal, state and local regulatory agencies in the jurisdictions where we operate, and in some instances also through private civil litigation. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, disgorgement, additional reporting and/or compliance obligations to settle allegations of non-compliance, contractual damages, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.
Intellectual property
Protecting our intellectual property and proprietary technology is an important aspect of our business and continued growth. We rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws in the United States and other jurisdictions, as well as written agreements and other contractual provisions, to protect our proprietary technology, processes and other intellectual property.
As of December 31, 2021, we had 157 registered trademarks in the United States (including EverCommerce), three registered trademarks in the EU (for the EverCommerce logo), two registered trademarks in Puerto Rico, one registered trademark in Canada, 13 registered trademarks in New Zealand, six registered trademarks in Australia and seven registered trademarks in the United Kingdom; six trademark applications in process in the United States and six trademark applications in process in Canada; 35 registered copyrights in the United States and one registered copyright in Canada; and three issued patents in the United States. We also have a portfolio of approximately 3,200 registered domain names for websites that we use in our business or that are registered defensively to protect our brands.
In addition, we generally enter into confidentiality agreements and assignment of invention agreements with employees and contractors throughout our business, including those involved in the development of our proprietary intellectual property. We also enter into confidentiality agreements with our customers, partners and third parties who have access to our confidential information.
While much of the intellectual property we use is owned by us, we have obtained rights to use intellectual property of third parties through licenses and service agreements with those third parties. Although we believe these licenses are sufficient for the operation of our business, these licenses typically limit our use of the third parties’ intellectual property to specific uses and for specific time periods.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. See “Risk Factors—Risks Related to Intellectual Property—We may be unable to adequately protect and enforce, and we may incur significant costs in enforcing or defending, our intellectual property and other proprietary rights.”

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

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
•anticipate and respond to macroeconomic changes, changes within the existing and future industries in which we participate, including the Home Services, Health Services and Fitness & Wellness industries, and changes in the markets in which we operate;
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

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above and those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and our business continues to evolve and expand within the industries in which we operate, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history, operated a more predictable business or operated in a single or unregulated industry. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories and evolving businesses that operate in regulated and competitive industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations would be adversely affected.

Our recent growth rates may not be sustainable or indicative of future growth and we expect our growth rate to slow.

Since our founding, we have generated significant growth through acquisitions and by driving organic growth of our business. Our revenue has grown at a CAGR of 55.8% from 2018 to 2021, and reached $490.1 million for the year ended December 31, 2021, up from $337.5 million for the year ended December 31, 2020, which represents revenue growth of 45.2% from 2020 to 2021. Our historical rate of growth may not be sustainable or indicative of our future rate of growth. For example, while acquisitions have significantly contributed to our growth to date, we may make fewer or no acquisitions in the future. We believe that our continued growth in revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section and the extent to which our various offerings grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our base of customers may not continue to grow or may decline due to a variety of possible risks, including increased competition, changes in the regulatory landscape and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins would have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.

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

We have incurred significant operating losses since our inception. Our net loss was $82.0 million and $60.0 million for the years ended December 31, 2021 and 2020, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with or clients and partners, develop new solutions and comply with being a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we are unable to effectively manage the risks and difficulties of investing to grow our business, building relationships and developing new solutions as we encounter them, our business, financial condition and results of operations may suffer.

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

Since April 2017, we have consummated 52 acquisitions and have generated significant growth through acquisitions. Although we expect to continue to acquire companies and other assets in the future, such acquisitions pose a number of challenges and risks, including the following:

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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, acquire complementary businesses and technologies, respond to business challenges or opportunities, develop new solutions and services and enhance our existing solutions and services and operating infrastructure. Our net cash provided by operating activities was $37.5 million in 2021 and $57.5 million in 2020. We had cash and cash equivalents of $94.0 million and restricted cash of $3.6 million as of December 31, 2021.

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

The market for our solutions and services is highly competitive and subject to rapidly changing technology, shifting customer needs and frequent introductions of new products and services. As our platform is utilized across industries, we compete in a variety of highly fragmented markets and face competition from a variety of sources, including manual processes, basic PC tools, homegrown solutions, as well as from vertically-specialized and horizontal competitors. Vertically-specialized competitors include mobile sales applications and field service management platforms in Home Services, EHR / EMR and practice management platforms in Health Services and facility and employee management and member management and programming platforms in Fitness & Wellness Services. Horizontal competitors include Salesforce for CRM, Intuit for financial products, Square for payments and HubSpot for marketing related solutions.

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

Our three current verticals represent markets for our solutions and services that are subject to rapid and significant change. The market for software and technology-enabled services that empower SMBs is characterized by rapid technological change, new product and service introductions, consumerism and engagement and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of these markets due in part to the rapidly evolving nature of the businesses within our Home Services, Health Services and Fitness & Wellness Services verticals, the technology industries that support these businesses and the substantial resources available to our existing and potential competitors. The market for technology-enabled services within these verticals is relatively new and unproven, and it is uncertain whether this market will achieve and sustain high levels of demand and market adoption.

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

Payment-related transactions comprised approximately 14% of our revenue in 2021. The electronic payments market is subject to constant and significant changes. This market is characterized by rapid technological evolution, new product and service introductions, evolving industry standards, changing client needs and the entrance of non-traditional competitors, including products and services that enable card networks and banks to transact with consumers directly. To remain competitive, we continually pursue initiatives to develop new solutions and services to compete with these new market entrants. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of client acceptance. In addition, new solutions and offerings may not perform as intended or generate the business or revenue growth expected. Any delay in the delivery of new solutions and services or the failure to differentiate our solutions and services or to accurately predict and address market demand could render our solutions and services less desirable, or even obsolete, to our clients and to our distribution partners. Furthermore, even though the market for integrated payment processing solutions and services is evolving, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new solutions and services targeted at this market. Any of the foregoing could have a material and adverse effect on our operating results and financial condition.

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

We are responsible both for our own business and to a significant degree for acts and omissions by certain of our distribution partners and third-party vendors under the rules and regulations established by the payment networks, such as Visa, MasterCard, Discover and American Express and the debit networks. We and other third parties collect, process, store and transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers and expiration dates or other payment card information, drivers’ license numbers and bank account numbers, and we have ultimate liability to the payment networks and member financial institutions that register us with the payment networks for our failure, or the failure of certain distribution partners and third parties with whom we contract, to protect this data in accordance with payment network requirements. Certain of our software and technology-enabled services are intended for use in collecting, storing and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as registration, scheduling and billing. We attempt to limit by contract our liability, however, the limitations of liability set forth in the contracts may not be enforceable or otherwise protect us from liability, and we may also be subject to claims that are not covered by contract. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any claim, prove to be adequate or continue to remain available on acceptable terms, if at all. The loss, destruction or unauthorized modification of client or cardholder data could result in significant fines, sanctions and proceedings or actions against us by the payment networks, governmental bodies, our customers, our clients’ customers or others, which could have a material adverse effect on our business, financial condition and results of operations. Any such sanction, fine, proceeding or action could result in significant damage to our reputation or the reputation of our customers, negatively impact our ability to attract or retain customers, force us to incur significant expenses in defense of these proceedings, disrupt our operations, distract our management, increase our costs of doing business and may result in the imposition of monetary liability. A significant cybersecurity breach could also result in payment networks prohibiting us from processing transactions on their networks or the loss of our financial institution sponsorship that facilitates our participation in the payment networks, either of which could materially impede our ability to conduct business.

In addition our products and services have been and may in the future be targets of cyber-attacks that attempt to sabotage or otherwise disable them, and the defensive and preventative measures we take ultimately may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyber-attacks. Despite our efforts to create security barriers against such threats, it is virtually impossible for us to eliminate these risks entirely. Any such breach could compromise our networks or the products we offer our customers, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products. Additionally, the information stored on our networks could be accessed, publicly disclosed, lost or stolen, any of which could subject us to liability and cause us financial harm. These breaches, or any perceived breach, may also result in reporting obligations, damage to our reputation, negative publicity, loss of key partners, customers and transactions, increased remedial costs, or costly litigation, and may therefore adversely impact market acceptance of our products and services and may seriously affect our business, financial condition or results of operations.

An increasing number of organizations, including large merchants, businesses, technology companies and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks on their websites, mobile applications and infrastructure. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data), disable or degrade service, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and insider threats. Certain efforts may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Numerous and evolving cybersecurity threats, including advanced and persisting cyber-attacks, cyber-extortion, ransomware attacks, spear phishing and social engineering schemes, the introduction of computer viruses or other malware and the physical destruction of all or portions of our information technology and infrastructure could compromise the confidentiality, availability and integrity of the data in our systems.

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

We estimate the TAM, defined above, for our current solutions for service SMBs was approximately $1.3 trillion globally in 2021, of which approximately $520 billion was in North America, which refers to the United States and Canada. Of the $520 billion, we estimate a $59 billion opportunity in Home Services, a $84 billion opportunity in Health Services, a $21 billion opportunity in Fitness & Wellness Services and a $356 billion opportunity in other services categories. We have based our estimates on a number of internal and third-party estimates and resources, including, without limitation, third party reports and the experience of our management team across these industries. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current solutions and services may prove to be incorrect. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our the annual total addressable market for our solutions and services may be smaller than we have estimated, our future growth opportunities and sales growth may be impaired, any of which could have a material adverse effect on our business, financial condition and results of operations.

We calculate certain operational metrics using internal systems and tools and do not independently verify such metrics. Certain metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We refer to a number of operational metrics in our public disclosures, including Pro Forma Revenue Growth Rate, Adjusted Gross Profit, Adjusted EBITDA, monthly net pro forma revenue retention rate, lifetime value of a customer, customer acquisition costs and other metrics. We calculate these metrics using internal systems and tools that are not independently verified by any third party. These metrics may differ from estimates or similar metrics published by third parties or other companies due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose on an ongoing basis. If the internal systems and tools we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we present may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring savings, the use of our solutions, services and offerings and other metrics. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which would affect our long-term strategies. If our operating metrics or our estimates are not accurate representations of our business, or if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance and utilization of our solutions.

Our ability to increase our customer base and achieve broader market acceptance of our solutions and services will depend to a significant extent on our ability to expand our sales and marketing organizations, and to deploy our sales and marketing resources efficiently. An important component of our growth strategy is to increase the cross-selling of our solutions and services to current and future SMB customers. However, if our sales force is not successful in doing so, or our existing and potential customers find our additional solutions and services to be unnecessary or unattractive, we may not be able to increase our customer base. We have invested, and plan to continue to invest, significant resources in expanding our direct-to-SMB sales force as well as our sales force focused on identifying new strategic partners. However, we may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time.

We also dedicate significant resources to sales and marketing programs. The effectiveness and cost of our online advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use and changes in the search algorithms and rules used by major search engines. These efforts will require us to invest significant financial and other resources. Our business and operating results will be harmed if our sales and marketing efforts do not generate significant increases in revenue.

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

While some of our contracts are non-cancelable annual subscription contracts, most of our contracts with clients primarily consist of open-ended arrangements that can be terminated by either party without penalty, generally upon providing 30-day notice. Our clients have no obligation to renew their subscriptions for our solutions and services after the expiration of their subscription period. For us to maintain or improve our operating results, it is important that our customers continue to maintain their subscriptions on the same or more favorable terms. We cannot accurately predict renewal or expansion rates given the diversity of our customer base in terms of size, industry and geography. Our renewal and expansion rates may decline or fluctuate as a result of several factors, including consumer spending levels, client satisfaction with our solutions and services, decreases in the number of users, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies and general economic conditions. If our customers do not renew their subscriptions, our revenue and other operating results will decline and our business will suffer. If our renewal or expansion rates fall significantly below the expectations of the public market, securities analysts, or investors, the trading price of our common stock would likely decline.

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

While we have experienced significant growth across our offering of solutions and services, certain solutions and services, such as our Marketing Technology Solutions, have lower margins as compared to our subscription and transaction fee services, such as our vertical Business Management Software and integrated payment solutions. For the year ended December 31, 2021, subscription and transaction fees and Marketing Technology Solutions generated 72% and 24%, respectively, of our total revenues. To the extent our lower margin solutions and services grow as a portion of our overall business, there may be an adverse impact on our aggregate profitability and margins. Due primarily to growth in customers using our digital marketing applications during the periods, increase in consumer leads generated by our platforms and revenue earned from acquisitions. Marketing Technology Solutions revenue increased 37% in the year ended December 31, 2021 compared to the year ended December 31, 2020, whereas revenue from subscription and transaction fees increased 51%. To the extent our Marketing Technology Solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our subscription and transaction fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.

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

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to almost every country in the world and all 50 states within the United States. The COVID-19 pandemic and related health concerns relating to the outbreak has significantly increased economic uncertainty and has caused economies, businesses, markets and communities around the globe to be disrupted, and in many cases, shut-down. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as the development and controlled distribution of vaccines. In the interest of public health, many governments closed physical stores and business locations deemed to be non-essential, which has caused increasing unemployment levels and businesses to permanently close. These and other measures have also negatively impacted consumer spending and business spending habits, and have adversely impacted and may further impact our workforce and operations and the operations of our customers across industries and markets. For example, in March 2020, in compliance with the local, state and federal government regulations, we transitioned our worldwide workforce and operations to a remote, work-from-home setting, with the exception of certain customer support personnel. In the second quarter of 2020, we completed a reduction in our workforce. We also reduced other operating expenses in an effort to maintain profitability and cash flow. Although certain measures have eased in some geographic regions, overall measures to contain the COVID-19 outbreak may remain in place for a significant period of time, and certain geographic regions are experiencing a resurgence of COVID-19 infections. The duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control.

Given the uncertainty around the duration and extent of the COVID-19 pandemic, we expect the evolving COVID-19 pandemic to continue to impact our business, financial condition, results of operations and liquidity, but cannot accurately predict at this time the future potential impact on our business, financial condition, results of operations or liquidity. Many SMBs, including customers in each of our three current verticals, have been adversely impacted by the COVID-19 pandemic. For example, various government measures, community self-isolation practices and shelter-in-place requirements, as well as the perceived need by individuals to continue such practices to avoid infection, have generally reduced our customers operations and demand for their products and services. At the initial peak of the pandemic, nearly all fitness studios and gyms were closed. Current and future regulations may also impose stringent guidelines with respect to the operations of studios and gyms, including a reduced number of class participants, increased spacing requirements and restrictions on sharing equipment. These requirements and any associated compliance costs have had and may continue to have an adverse impact on the operations of our Fitness & Wellness Services customers and accordingly on our operations and business as well. Similarly, Health Services was and continue to be significantly impacted by the COVID-19 pandemic. For example, many patients have avoided or been encouraged not to visit hospitals, physicians and other services provides or to undergo optional or elective procedures and treatments.

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

The full extent to which the outbreak of COVID-19 will impact our business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the emergence of variants and new strains of the virus, the actions to contain the virus or treat its impact, including the development and distribution of vaccines and therapies, and how quickly and to what extent normal economic and operating conditions can resume. Even after the outbreak of COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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

Our future success depends upon our ability to attract, train and retain highly skilled employees and contract workers, particularly our management team, sales and marketing personnel, professional services personnel and software engineers. Any of our key personnel have worked for us for a significant amount of time or were recruited by us specifically due to their experience. Our success depends in part upon the reputation and influence within the industry of our senior managers who have, over the years, developed long standing and favorable relationships with our vendors, card associations, bank sponsors and other payment processing and service providers. Each of our executive officers and other key employees may terminate his or her relationship with us at any time and the loss of the services of one or a combination of our senior executives or members of our senior management team, including our Chief Executive Officer, Eric Remer, our President, Matthew Feierstein and our Chief Financial Officer, Marc Thompson, may significantly delay or prevent the achievement of our business or development objectives and could materially harm our business. Further, contractual obligations related to confidentiality and assignment of intellectual property rights may be ineffective or unenforceable, and departing employees may share our proprietary information with competitors in ways that could adversely impact us.

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

As of December 31, 2021, we had cash, cash equivalents and restricted cash of $97.6 million, $190.0 million of available borrowing capacity under our New Revolver (as defined in Part II. Item 7. “Management’s Discussion and Analysis of Results of Operation and Financial Condition - Liquidity and Capital Resources”) and $548.6 million outstanding under our New Credit Facilities (as defined in Part II. Item 7. “Management’s Discussion and Analysis of Results of Operation and Financial Condition - Liquidity and Capital Resources”). To service this debt and any additional debt we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, including acquisition activity, as well as general economic, financial, competitive, regulatory and other factors beyond our control. There can be no assurance that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our debt and fund our other liquidity needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our debt instead of funding working capital, capital expenditures, acquisition activity or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less debt. There can be no assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

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

In addition, under certain circumstances, we will be required to satisfy and maintain a specified financial ratio under the terms of our New Credit Facilities. While we have not previously breached and are not in breach of any of these covenants, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control. Our failure to comply with any of these covenants or restrictions could result in an event of default under the terms of our indebtedness. An event of default would permit the lending banks to take certain actions, including terminating all outstanding commitments and declaring all amounts outstanding to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon and all other amounts owing or payable with respect to such borrowings and any terminated commitments. In addition, the lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. If payment of outstanding amounts under our New Credit Facilities accelerated, our assets may be insufficient to repay such amounts in full, and our common stockholders could experience a partial or total loss of their investment.

Interest rate fluctuations may affect our results of operations and financial condition.

Fluctuations in interest rates could have a material effect on our business. As a result, we may incur higher interest costs if interest rates increase. These higher interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.

In addition, the terms of any Eurocurrency borrowings under our New Credit Facilities use a LIBOR rate, which represents the ICE Benchmark Administration Interest Settlement Rate, as a benchmark for establishing the rate of interest. The London Interbank Offered Rate (“LIBOR”), is the subject of recent national, international and other regulatory guidance and proposals for reform and is expected to be replaced with a new benchmark or to perform differently than in the past. Some tenors of LIBOR were discontinued on December 31, 2021 and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023. While our New Credit Facilities generally provide for alternative and LIBOR successor rates in the event that the existing rate cannot be determined in accordance with the terms of the agreements, the consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

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

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

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

In addition, as we continue to scale and improve our operations, including our internal systems and processes, we are currently implementing, and in the future may seek to implement, a variety of critical systems, such as billing, human resource information systems, financial reporting and accounting systems. We cannot assure you that new systems, including any increases in scale or related improvements, will be successfully implemented or that appropriate personnel will be available to facilitate and manage these processes. Failure to implement necessary systems and procedures, transition to new systems and processes or hire the necessary personnel could result in higher costs, compromised internal reporting and processes and system errors or failures. For example, we recently initiated the simultaneous implementation of a number of systems, including a new enterprise resource planning (“ERP”) system that facilitates orderly maintenance of books and records and the preparation of financial statements. ERP system implementations are complex projects that require significant investment of capital and human resources, the reengineering of many business processes and the attention of many employees who would otherwise be focused on other aspects of our business. The implementation and transition to any new critical system, including our new ERP system, may be disruptive to our business if they do not work as planned or if we experience issues related to such implementation or transition, which could have a material adverse effect on our operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change Net Operating Losses (“NOLs”) to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if there is a future change in our stock ownership (which may be outside of our control) that results in an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. U.S. federal NOLs generated in taxable years beginning on or before December 31, 2017, or pre-2017 NOLs, are subject to expiration while U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017, or post- 2017 NOLs, are not subject to expiration. Additionally, for taxable years beginning after December 31, 2020, the deductibility of federal post-2017 NOLs is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL for such post-2017 NOLs. For these and other reasons, we may not be able to realize a tax benefit from the use of our NOLs.

Government healthcare regulation, healthcare industry standards and other requirements create risks and challenges with respect to our compliance efforts and our business strategies within Health Services.

The healthcare industry is highly regulated and subject to frequently changing laws, regulations and industry standards. These laws and regulations may impact us directly or indirectly through our contracts with Health

Services customers. Many healthcare laws and regulations are complex, and their application to specific solutions, services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare IT solutions and services that we provide, and these laws and regulations may be applied to our solutions and services in ways that we do not anticipate. In addition, federal and state efforts to reform or revise aspects of the healthcare industry or to revise or create additional legal or regulatory requirements could impact our operations, the use of our solutions and our ability to market new solutions, or could create unexpected liabilities for us. There can be no assurance that our business or operations will not be challenged or impacted by enforcement initiatives.

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, customers environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

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

Risks Related to Regulation

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer and user bases, and thereby decrease our revenue.

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

Additionally, a new privacy law, the California Privacy Rights Act (the “CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA generally takes effect on January 1, 2023 and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. Privacy laws are being considered and proposed in other states across the country, such as in New Hampshire, Illinois, Nebraska and Minnesota. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA and legislation proposed in other states. The CDPA will require us to incur additional costs and expenses in an effort to comply with it before it becomes effective on January 1, 2023. In addition, in July 2021, Colorado enacted the Colorado Privacy Act Broad federal privacy legislation also has been proposed. Recent and new state and federal legislation relating to privacy may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, impose privacy, security and breach notification obligations on “covered entities,” including certain health care providers, health plans, and health care clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information, as well as their covered subcontractors. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by the U.S. Department of Health and Human Services (“HHS”), may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Additionally, if we or our subcontractor business associates fail to comply with HIPAA or contractual requirements, or are otherwise involved in a HIPAA data breach, the Company may face significant fines and penalties, ongoing compliance requirements, reputational harm, contractual reimbursement, recoupment or other obligations and private litigation brought by impacted individuals.

Outside of the United States, many jurisdictions have laws or regulations dealing with the collection, use, sharing, or other processing of personal information, including laws in the European Economic Area (“EEA”), Canada, Middle East, Australia and South America. For example, the General Data Protection Regulation in the EEA and its equivalent in the United Kingdom impose a strict data protection compliance regime (which will continue to be interpreted through guidance and decisions over the coming years) including: ensuring the security of personal data using appropriate technical and organizational measures; providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that valid consent or another appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing current rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Failure to comply with these laws could result fines of up to the greater of €20 million ($24 million) or 4% of global turnover, stop processing orders, or civil litigation.

We are also subject to evolving European Union laws on data export requiring that where data is transferred outside the European Union to us or third-parties, there must be suitable safeguards in place. On July 16, 2020, the Court of Justice of the European Union (the “CJEU”) issued a decision invalidating the Privacy Shield framework on which we previously relied and requiring an assessment of the transfer on a case-by-case basis taking into account the legal regime applicable in the destination country. We continue to investigate and implement contractual, organizational and technical changes in response to the decision but we cannot guarantee that any such changes will be sufficient under applicable laws and regulations or by our customers, governments, or the public. To the extent that we transfer personal data outside of the European Economic Area or the United Kingdom, there is risk that any of our data transfers will be halted, limited, or challenged by third parties.

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

Each of these privacy, security and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations. The interpretations and measures conducted by us in our efforts to comply with the applicable data protection laws may have been or may prove to be insufficient or incorrect. If our privacy or data security measures or practices fail to comply with current or future laws and regulations, we may be subject to claims, legal proceedings or other actions by individuals or governmental authorities based on privacy or data protection regulations and our commitments to customers and users, as well as negative publicity and a potential loss of business. Moreover, if future laws and regulations limit our customers and users’ ability to use and share personal information or our ability to store, process and share personal information, demand for our solutions could decrease, our costs could increase, and our business, results of operations and financial condition could be harmed.

Through our relationships with third parties, including payment processors such as Worldpay, we must comply with certain payments and other financial services-related regulations, as well as binding industry standards, including the card network rules. Our failure to comply could materially harm our business.

The local, state and federal laws, rules, regulations, licensing schemes and industry standards that govern our business include, or may in the future include, those relating to underwriting, foreign exchange, payments services (such as money transmission, payment processing and settlement services), anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes and compliance with the card network rules, PCI DSS and the NACHA Operating Rules. Each of the card networks (e.g., Visa, Mastercard, Discover and American Express) have specific rules applicable to the use of their network. We are subject to these rules pursuant to our agreements with payment processors and sponsor banks. The card network rules impose certain requirements on us, including notice and disclosure requirements, transaction monitoring. The PCI DSS, which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of an individual’s cardholder data, is applicable to operations of the Company. Failure to obtain or maintain PCI DSS compliance could result in the Company’s inability to accept or process credit card payments on its own behalf, a merchant’s inability to utilize the Company’s software to process credit card payments and remain PCI Compliant, or subject the Company to penalties and fines. Further, if the Company’s internal systems are breached or compromised, the Company may be liable significant forensic investigation costs, consumer notification-related costs, for card re-issuance costs and subject to higher fines and transaction fees. The NACHA Operating Rules, which contain compliance guidelines and standards, including with respect to our security surrounding the physical and electronic storage, processing and transmission of an individual’s bank account data, are applicable to operations of the Company pursuant to our agreement with a third party to offer our customers ACH payment capabilities. Failure to maintain compliance with the NACHA Operating Rules could result in the Company’s inability to offer ACH transaction options to our customers or subject the Company to penalties and fines. Further, if the Company’s internal systems are breached or compromised, the Company may be liable for significant forensic investigation costs and consumer notification-related costs, and subject to higher fines and transaction fees. Any or all of these results could have a material negative effect on the Company’s operations. Changes in these security standards may cause us to incur significant unanticipated expenses to meet new requirements.

As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes and standards governing our business will expand as well. In addition, as our business and solutions continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

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

In particular, determination by a court or regulatory agency that our services or our customers’ use of our services violate the TCPA could subject us to civil damages and penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees and could have an adverse effect on our business. Even an unsuccessful challenge by consumers or regulatory authorities to our services could result in adverse publicity and could require a costly response from us. In addition, any uncertainty regarding whether and how the TCPA applies to our business could increase our costs, limit our ability to grow, and have an adverse effect on our business.

We are subject to anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

We are subject to the Foreign Corrupt Practices Act (“FCPA”), U.S. domestic bribery laws, and other anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. As we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. As we increase our international business, our risks under these laws may increase.

Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from senior management. In addition, noncompliance with anti-corruption or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties, injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas are received or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, operating results and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

The healthcare industry is heavily regulated at the local, state and federal levels. Our failure to comply with regulatory requirements could create liability for us or our customers, result in adverse publicity and negatively affect our business.

As one of our three key verticals is Health Services, our operations and relationships, and those of our customers, are regulated by a number of federal, state and local governmental entities. The healthcare industry is heavily regulated and laws, regulations and industry standards are constantly evolving due to the changing political, legislative and regulatory landscapes. There are a significant number of wide-ranging healthcare laws and regulations, including but not limited to those described below, that may be directly or indirectly applicable to our operations and relationships or the business practices of our clients. Healthcare laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Any failure of our solutions or services to comply with these laws and regulations could result in substantial civil or criminal liability and could, among other things, adversely affect demand for our services, invalidate all or portions of some of our contracts with our customers, require us to change or terminate some portions of our business, require us to refund portions of our revenue, cause us to be disqualified from serving customers doing business with government payers and give our customers the right to terminate our contracts with them, any one of which could have an adverse effect on our business, results of operations and financial condition.

Healthcare Fraud. A number of federal and state laws, including the U.S. federal Anti- Kickback Statute (“AKS”) and laws prohibiting the submission of false or fraudulent claims, such as the False Claims Act apply to healthcare providers and others that provide, offer, solicit or receive payments to induce or reward referrals of items or services for which payment may be made under any federal or state healthcare program and, under certain state laws, any third-party payor. These laws are complex and their application to our specific services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have recently increased fraud and abuse enforcement activities, including in the healthcare IT industry. Additionally, from time to time, participants in the healthcare industry receive inquiries or subpoenas to produce documents in connection with government investigations.

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

Security and Privacy of Health-Related Information. Federal, state and local laws regulate the privacy and security of health-related information and the circumstances under which such health-related information may be used, disclosed, transmitted and maintained. For example, HIPAA regulations require the use of uniform electronic data transmission standards and code sets for certain health care claims and payment transactions submitted or received electronically. The privacy and security regulations promulgated under HIPAA regulate the use and disclosure of individually identifiable health information. privacy and security requirements on covered entities and their business associates. HIPAA requires covered entities and business associates to develop and maintain policies with respect to the protection of, use and disclosure of electronic PHI, including the adoption of administrative, physical and technical safeguards to protect such information and certain notification requirements in the event of a data breach. The Company’s operations could be negatively impacted by a violation of the HIPAA privacy or security rules. Additionally, if the Company or its business associates fail to comply with HIPAA or contractual requirements, or create or are otherwise involved in a HIPAA data breach, the Company may face significant fines and penalties, ongoing compliance requirements, reputational harm, contractual reimbursement, recoupment or other obligations and private litigation brought by impacted individuals.

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
•other events or factors, including those resulting from war, pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•the other factors described in this “Risk Factors” section of this Annual Report on Form 10-K.

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

The parties to our sponsor stockholders agreement own approximately 78.0% of our common stock. We have agreed to nominate to our board of directors individuals designated by Providence Strategic Growth and Silver Lake in accordance with the sponsor stockholders agreement. Providence Strategic Growth and Silver Lake will each retain the right to designate directors for so long as they beneficially own at least 5% of the aggregate number of shares of common stock outstanding. In addition, for so long as Providence Strategic Growth and Silver Lake collectively beneficially own at least 30% of the aggregate number of shares of common stock outstanding, certain actions by us or any of our subsidiaries will require the prior written consent of each of Providence Strategic Growth and Silver Lake so long as such shareholder is entitled to designate at least two (2) directors for nomination to our board of directors. The actions that will require prior written consent include: (i) change in control transactions, (ii) acquiring or disposing of assets or any business enterprise or division thereof for consideration in excess of $500.0 million in any single transaction or series of transactions, (iii) increasing or decreasing the size of our board of directors, (iv) terminating the employment of our chief executive officer or hiring a new chief executive officer, (v) initiating any liquidation, dissolution, bankruptcy or other insolvency proceeding involving us or any of our significant subsidiaries and (vi) any transfer, issue, issuance, sale or disposition of any shares of common stock, other equity securities, equity-linked securities or securities that are convertible into equity securities of us or our subsidiaries to any person or entity that is a non-strategic financial investor in a private placement transaction or series of transactions.

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

Further, our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to certain parties to our stockholders agreements or their affiliates (other than us and our subsidiaries), and any of their respective principals, members, directors, partners, stockholders, officers, employees or other representatives (other than any such person who is also our employee or an employee of our subsidiaries), or any director or stockholder who is not employed by us or our subsidiaries. See “-Our amended and restated certificate of incorporation will provide that the doctrine of “corporate opportunity” does not apply with respect to certain parties to our stockholders agreements and any director or stockholder who is not employed by us or our subsidiaries.”

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

Certain affiliates of Providence Strategic Growth and Silver Lake will own approximately 78.0% of our common stock and are parties, among others, to the sponsor stockholders agreement. The parties to the sponsor stockholders agreement have agreed to vote, or cause to vote, all of their outstanding shares of our common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the directors nominees designated by each party. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the rules of The Nasdaq Stock Market. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

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

The choice of forum provision in our amended and restated certificate of incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

General Risk Factors

Because we maintain and may expand our business that is located outside of the United States, our business is susceptible to risks associated with international operations.

We maintain operations outside of the United States, including in Canada, the United Kingdom, Australia, Jordan and New Zealand, which we may expand in the future. Conducting and expanding international operations subjects us to new risks that we have not generally faced in the United States. These include:

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

We utilize and may in the future increase our utilization of independent contractors in a number of jurisdictions in which we operate, including India, Russia and Ukraine. We currently depend on these independent contractors for certain software development activities. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain development quality, control, or effective management with respect to these business operations. In addition, poor relations between the United States and Russia, sanctions by the United States and the European Union (“EU”) against Russia, ongoing conflict in Ukraine or the spreading or escalation of political tensions or economic instability in surrounding areas could have an adverse impact on our third-party software development in Russia and Ukraine. In particular, increased tensions among the United States, the North Atlantic Treaty Organization and Russia, including the invasion of Ukraine by Russia, could increase the threat of armed conflict, cyberwarfare and economic instability that could disrupt or delay the operations of our resources in Russia and Ukraine, disrupt or delay our communications with such resources or the flow of funds to support their operations, or otherwise render our resources unavailable.

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

We are subject to federal and state income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, and such laws and rates vary by jurisdiction. We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. There is also uncertainty over sales tax liability as a result of the U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc., which held that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years. Similarly, non-U.S. jurisdictions have imposed or proposed digital services taxes, including in connection with the Organization for Economic Co-Operation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) Project. These taxes, whether imposed unilaterally by non-U.S. jurisdictions or in response to multilateral measures (e.g., the “BEPS Project”), could result in taxation of companies that have customers in a particular jurisdiction but do not operate there through a permanent establishment. Changes to tax law or administration such as these, whether at the state level or the international level, could increase our tax administrative costs and tax risk, and negatively affect our overall business, results of operations, financial condition and cash flows.

Although we believe our tax practices and provisions are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, there could be a material effect on our tax provision, net income or cash flows in the period or periods for which that determination is made, which could materially impact our financial results. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time. Further, any changes in the taxation of our activities, may increase our effective tax rate and adversely affect our financial position and results of operations. For example, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions and the imposition of minimum taxes or surtaxes on certain types of income. No specific United States tax legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business.

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

We do not conduct significant business operations of our own. As a result, we are largely dependent upon cash distributions and other transfers from our subsidiaries to meet our obligations and to make future dividend payments, if any. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future; however, the agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources in this Annual Report on Form 10-K.” The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could impair their ability to make distributions to us.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our global corporate headquarters is located in Denver, Colorado. In February 2020, we moved into a new office for the corporate headquarters under a sublease agreement for 50,125 square feet of office space in Denver under a lease expiring in 2031, with an option to extend the lease for an additional five years.
We also maintain 24 additional office locations throughout the United States, four offices in Canada, three offices in the United Kingdom, one office in Australia, three offices in New Zealand and one office in Jordan. We lease all of our facilities and do not own any real property.
We believe that these facilities are sufficient for our current needs and that additional space will be available to accommodate the expansion of our businesses should they be needed. Additionally, we also often take on leases when we acquire businesses, and we look to optimize our overall lease footprint in conjunction with any new leases assumed in an acquisition.

Item 3. Legal Proceedings
We are from time to time subject to various legal proceedings, claims and governmental inspections, audits, or investigations that arise in the ordinary course of our business. We believe that the ultimate resolution of these matters would not be expected to have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On July 1, 2021, our Class A common stock began trading on the Nasdaq Global Select Market under the symbol “EVCM.” Prior to that time, there was no public market for our common stock.
Holders
As of March 4, 2022, there were 108 registered holders of record of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our New Credit Facility (as defined below).
Stock Performance Graph
The following performance graph and related information shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

The following graph and related information shows a comparison of the cumulative total return for our common stock, Nasdaq Composite Index and Nasdaq US Small Cap Software Index between July 1, 2021 (the date our common stock commenced trading on the Nasdaq) through December 31, 2021. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	7/1/21	7/30/21	8/30/21	9/30/21	10/29/21	11/30/21	12/31/21

EverCommerce Common Stock	$100.00	$99.83	$119.32	$93.69	$117.50	$92.50	$89.49
Nasdaq Composite Index	$100.00	$101.03	$105.12	$99.49	$106.72	$106.99	$107.73
Nasdaq US Small Cap Software Index	$100.00	$98.41	$102.85	$98.17	$104.12	$98.11	$93.88
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
Other than as disclosed in the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2021 and September 30, 2021, the Company did not sell any equity securities during the year ended December 31, 2021 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
None.
Item 6.
[Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to "EverCommerce Inc.," the “Company,” “we,” “us” and “our” refer to EverCommerce Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. An analysis of our results of operations and cash flows for the year ended December 31, 2019, including a discussion of the year ended December 31, 2020 as compared to the year ended December 31, 2019, has been reported previously in our final prospectus dated June 30, 2021 pursuant to Rule 424(b)(4) (File No. 333-256641) of the Securities Act (the “Prospectus”), under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

EverCommerce is a leading provider of integrated, vertically-tailored software-as-a-service (“SaaS”) solutions for service-based small- and medium-sized businesses (“service SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. Today, we serve over 600,000 customers across three core verticals: Home Services; Health Services; and Fitness & Wellness Services. Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as home improvement contractors and home maintenance technicians, to physician practices and therapists within Health Services, to personal trainers and salon owners within Fitness & Wellness. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly specialized demands, as well as highly complementary solutions that complete end-to-end offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences.

We offer several vertically-tailored suites of solutions, each of which follows a similar and repeatable go-to-market playbook: offer a “system of action” Business Management Software that streamlines daily business workflows, integrate highly complementary, value-add adjacent solutions and complete gaps in the value chain to create end-to-end solutions. These solutions focus on addressing how service SMBs market their services, streamline operations and retain and engage their customers.

•Business Management Software: Our vertically-tailored Business Management Software is the system of action at the center of a service business’ operation, and is typically the point-of-entry and first solution adopted by a customer. Our software, designed to meet the day-to-day workflow needs of businesses in specific vertical end markets, streamlines front and back-office processes and provides polished customer-facing experiences. Using these offerings, service SMBs can focus on growing their customers, improving their services and driving more efficient operations.

•Billing & Payment Solutions: Our Billing & Payment Solutions provide integrated payments, billing and invoicing automation and business intelligence and analytics. Our omni-channel payments capabilities include point-of-sale (“POS”), eCommerce, online bill payments, recurring billing, electronic invoicing and mobile payments. Supported payment types include credit card, debit card and Automated Clearing House (“ACH”) processing. Our payments platform also provides a full suite of service commerce features, including customer management as well as cash flow reporting and analytics. These value-add features help small- and medium-sized businesses (“SMBs”) to ensure more timely billing and payments collection and provide improved cash flow visibility.

•Customer Engagement Applications: Our Customer Engagement Applications modernize how businesses engage and interact with customers by leveraging innovative, bespoke customer listening and communication solutions to improve the customer experience and increase retention. Our software provides customer listening capabilities with real-time customer surveying and analysis to allow standalone businesses and multi-location brands to receive voice of the customer (“VoC”) insights and manage the customer experience lifecycle. These applications include: customer health scoring, customer support systems, real-time alerts,

NPS-based customer feedback collection, review generation and automation, reputation management, customer satisfaction surveying and a digital communication suite, among others. These tools help our customers gain actionable insights, increase customer loyalty and repeat purchases and improve customer experiences.

•Marketing Technology Solutions: Our Marketing Technology Solutions work with our Customer Engagement Applications to help customers build their businesses by invigorating marketing operations and improving return on investment across the customer lifecycle. These solutions help businesses to manage campaigns, generate quality leads, increase conversion and repeat sales, improve customer loyalty and provide a polished brand experience. Our solutions include: custom website design, development and hosting, responsive web design, marketing campaign design and management, search engine optimization (“SEO”), paid search and display advertising, social media and blog automation, call tracking, review monitoring and marketplace lead generation, among others.

We go to market with suites of solutions that are aligned to our three core verticals: (i) the EverPro suite of solutions in Home Services; (ii) the EverHealth suite of solutions within Health Services; and (iii) the EverWell suite of solutions in Fitness & Wellness Services. Within each suite, our Business Management Software – the system of action at the center of a service business’ operation – is typically the first solution adopted by a customer. This vertically-tailored point-of-entry provides us with an opportunity to cross-sell adjacent products, previously offered as fragmented and disjointed point solutions by other software providers. This “land and expand” strategy allows us to acquire customers with key foundational solutions and expand into offerings via product development and acquisitions that cover all workflows and power the full scope of our customers’ businesses. This results in a self-reinforcing flywheel effect, enabling us to drive value for our customers and, in turn, improve customer stickiness, increase our market share and fuel our growth.

We generate three types of revenue: (i) Subscription and Transaction Fees, which are primarily recurring revenue streams, (ii) Marketing Technology Solutions, which includes both recurring and re-occurring revenue streams and (iii) Other revenue which consists primarily of one-time revenue streams. Our recurring revenue generally consists of monthly, quarterly and annual software and maintenance subscriptions, transaction revenue associated with integrated payments and billing solutions and monthly contracts for Marketing Technology Solutions. Additionally, our re-occurring revenue includes revenue related to the sale of marketing campaigns and lead generation under contractual arrangements with customers.

•Subscription and Transaction Fees revenue includes: (i) recurring monthly, quarterly and annual SaaS subscriptions and software license and maintenance fees from the sale of our Business Management, Customer Engagement and Billing and Payment solutions; (ii) payment processing fees based on the transaction volumes processed through our integrated payment solutions and processing fees based on transaction volumes for our revenue cycle management, chronic care management and health insurance clearinghouse solutions; and (iii) membership subscriptions and our share of rebates from suppliers generated though group purchasing programs.

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

Our business benefits from attractive unit economics. Approximately 95% of our revenue in the years ended December 31, 2021 and 2020 was recurring or re-occurring, and we maintained a stable average monthly net pro forma revenue retention rate of 99% or more in each of the last 8 -quarters. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.

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

We acquire companies to deepen our competitive moats in existing verticals, and enter new verticals and geographies. We have acquired 52 companies since our inception, including five in 2021 and nine in 2020. We have an established framework for identification, execution, integration and onboarding of targets, which leverages our significant acquisition experience and utilizes internal criteria for evaluating acquisition candidates and prospective businesses. We have developed and refined our internal criteria over time with our acquisitions, which has helped us to more readily identify attractive and complementary targets that can be efficiently onboarded. These acquired solutions can bring deep industry expertise and vertically-tailored software solutions that provide additional sources of growth. We believe that our methodology, track record and reputation for sourcing, evaluating and integrating acquisitions positions us as an “acquirer-of-choice” for potential targets.

Initial Public Offering

On July 6, 2021, we completed our Initial Public Offering (“IPO”) which resulted in the issuance and sale of 19,117,648 shares of common stock at the IPO price of $17.00 generating net proceeds of $303.9 million after deducting underwriting discounts. Additionally, we incurred other IPO related fees of $6.9 million. On July 29, 2021, the underwriters of our IPO fully exercised their over-allotment option, resulting in the sale of an additional 2.8 million shares at the IPO price of $17.00 per share and after underwriter discounts, net proceeds were $43.9 million.

Private Placement

On July 6, 2021 we sold 4,411,764 shares of our common stock to entities affiliated with Silver Lake in a private placement (the “Private Placement”) at a purchase price equal to the IPO price of $17.00 per share of common stock for net proceeds of $75.0 million.

Impact of COVID-19

The COVID-19 pandemic has caused economies, businesses, markets and communities around the globe to be disrupted, and in many cases, shut-down. In the interest of public health, many governments closed physical stores and business locations deemed to be non-essential, which caused increased unemployment levels and businesses to permanently close. Many SMBs have been adversely impacted by the COVID-19 pandemic, and as a result, certain of our business operations were negatively impacted, while others have benefited from customers shifting to technology-focused, digital-first business models. A McKinsey survey from October 2020 revealed that global business executives have accelerated the digitization of their customer and supply-chain interactions by as much as three to four years. Although we cannot predict when the United States and global economy will fully recover from the COVID-19 pandemic, we believe that our business is well positioned to be a partner-of-choice for new customers, to capitalize on the growing trend of digital transformation and to benefit from the revival of the SMB economy. Nevertheless, we do not have certainty that a full economic recovery will happen in the near future, and it is possible that the prolonging of the COVID-19 pandemic will adversely affect our business, financial condition and results of operations. For more information regarding the potential impact of the COVID-19 pandemic on our business, refer to Part II. Item 1A. “Risk Factors—Risks Related to our Business—The outbreak of the novel strain of coronavirus disease has impacted, and a future pandemic, epidemic or outbreak of an infectious disease in the United States could impact, our business, financial condition and results of operations, as well as the business or operations of third parties with whom we conduct business.”
Impact on Financial Performance
The COVID-19 pandemic negatively impacted our financial performance in the second quarter of 2020, and to a lesser degree thru the remainder of 2020 and 2021, due to the adverse impact the pandemic had on certain service SMBs. However, given the diversification of our business, the financial impact was primarily limited to declines in revenue attributable to customers in the Fitness & Wellness and Health Services verticals as many customers in those verticals were forced to close their business or limit operations. Due to the pandemic, in the three months ended June 30, 2020, our revenue declined from the three months ended March 31, 2020, excluding the impact of acquisitions closed in the first and second quarters of 2020. Throughout the second half of 2020 and for the year ended 2021, our revenues, excluding the impact of acquisitions closed within the respective periods, have increased as our customers and many service SMBs resumed operations and the impact of the pandemic has lessened.
Given that the COVID-19 pandemic continues to evolve, the extent to which it may further impact our financial condition, results of operations, or liquidity continues to be uncertain and difficult to predict. Any further impact is likely to vary by specific verticals, solutions and geographies, with the diversity of our customer base potentially moderating the overall effect. Our priority remains the safety of our employees, customers and the communities in which we live and operate. We continue to remain in close and regular contact with our employees, customers, business partners and communities to help navigate these challenging times.

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges.
Expanding into New Products and Verticals
Given our position in the service SMB ecosystem, as well as our relationships and level of engagement with our customers, we use insights gained through our customer relationships and lifecycle to identify additional solutions that are value-additive for our customers. These insights allow us to continually assess opportunities to develop or acquire solutions to further grow our business by expanding market share, cross-selling solutions and enhancing customer stickiness to improve customer retention. Additionally, we have completed acquisitions to enter new micro-verticals and geographies.
Pursuing Acquisitions to Expand our Reach
We acquire companies to accelerate our position as a market leader, fill gaps within our vertically tailored solutions, deepen our competitive moats in existing verticals and enter new verticals and geographies. We have acquired 52 companies since our inception, including five in 2021 and nine in 2020. We have an established framework for identification, execution, integration and onboarding of targets, which leverages our significant acquisition experience and utilizes internal criteria for evaluating acquisition candidates and prospective businesses. We have developed and refined our internal criteria over time with our acquisitions, which has helped us to more readily identify attractive and complementary targets that can be efficiently onboarded. These acquired solutions can bring deep industry expertise and vertically-tailored software solutions that provide additional sources of growth. We believe that our methodology, track record and reputation for sourcing, evaluating and integrating acquisitions positions us as an “acquirer-of-choice” for potential targets.
Although we expect to continue to acquire companies and other assets in the future, such acquisitions pose a number of challenges and risks. For additional information, see Part I. Item 1A. “Risk Factors—Risks Related to Our Business—Our recent growth rates may not be sustainable or indicative of future growth and we expect our growth rate to slow,” “—We may reduce our rate of acquisitions and may be unsuccessful in achieving continued growth through acquisitions” and “—Revenues and profits generated through acquisitions may be less than anticipated, and we may fail to uncover all liabilities of acquisition targets through the due diligence process prior to an acquisition, resulting in unanticipated costs, losses or a decline in profits, as well as potential impairment charges. Claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller’s indemnification obligations.”
Acquiring New Customers
Sustaining our growth requires continued adoption of our solutions by new customers. Through acquisitions and organic growth of our business, the number of customers on our platform increased from over 500,000 at the end of 2020 to over 600,000 at the end of 2021. We will continue to invest in our efficient go-to-market strategy as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our solutions from service SMBs.
Increasing Revenue from Existing Customers
As of December 31, 2021, we had over 600,000 customers worldwide, including approximately 294,000, 90,000 and 67,000 customers in our Home Services, Health Services and Fitness & Wellness Services verticals, respectively. For the year ended December 31, 2021, we estimate that approximately 98% of our customers had less than $2,000 in billings and less than 1% had more than $5,000 in billings.
We define a customer as an individual or entity that utilized or was capable of utilizing an EverCommerce solution or service for which they paid any one or combination of recurring, re-occurring, or transactional fees in a given period. For solutions contracting with entities that service groups of customers, for example franchises or other multi-location businesses, the customer is counted at the level of the individual business utilizing the solution.
We believe we have the opportunity to drive incremental revenue growth from our existing customer base through increased cross-selling of our integrated solutions, including digital payments, customer engagement and marketing technology. We earn transaction fees for payment transactions initiated on our platform, and our revenue and payment volumes grow as customers process more transactions on our platform. Integrating our payments platform across our EverPro, EverWell and EverHealth suites of solutions can improve customer retention and satisfaction as it drives operating efficiencies for quicker and more efficient billing and payment collection. We generate subscription and marketing technology revenue from cross-selling our customer engagement and Marketing Technology Solutions across our customer base. These solutions both increase customer loyalty and repeat purchases, and improve customer experiences, as well as help businesses to manage campaigns and generate quality leads.
Continued Investment in Growth
We continue to drive awareness and generate demand for our solutions in order to acquire new customers and develop new service SMB relationships, as we believe that we still have a significant market opportunity ahead of us. We will continue to expand efforts to market our solutions directly to SMBs through online digital marketing, raising brand awareness at conferences and events, and other marketing channels. We believe this investment, coupled with our attractive unit economics, will enable us to grow our customer base and continue our strategy of profitable growth.
We intend to increase our investment in our solutions to maintain our position as a leading provider of integrated SaaS solutions for service SMBs. To drive adoption and increase penetration within our base, we will continue to introduce new features and upgrade our technology solutions. We believe that investment in technology development will contribute to our long-term growth, but may also negatively impact our short-term profitability.
As a result, we expect our operating expenses related to sales and marketing and product development to increase as a percentage of total revenue over the near term.

Additionally, while we continued to invest in scalable operations and necessary functions to support operating as a public company in 2021, a greater impact of these investments, particularly related to Sarbanes-Oxley compliance, will be realized in 2022 and beyond.

Key Business and Financial Metrics

In addition to our results and measures of performance determined in accordance with Generally Accepted Accounting Principles (”GAAP”), we believe the following key business and non-GAAP financial measures are useful in evaluating and comparing our financial and operational performance over multiple periods, identifying trends affecting our business, formulating business plans and making strategic decisions.

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

As the economy has continued to reopen and additional local, state and federal restrictions have been scaled back, our Pro Forma Revenue Growth Rate increased to 21.5% for the year ended December 31, 2021.
Non-GAAP Financial Measures

Adjusted Gross Profit

Adjusted Gross Profit is a key performance measure that our management uses to assess our operational performance, as it represents the results of revenues and direct costs, which are key components of our operations. We believe that this non-GAAP financial measure is useful to investors and other interested parties in analyzing our financial performance because it reflects the gross profitability of our operations, and excludes the indirect costs associated with our sales and marketing, product development, general and administrative activities, depreciation and amortization and the impact of our financing methods and income taxes.

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

	Year ended December 31,
	2021		2020
	(in thousands)

Gross profit(1)	$308,301	(2)	$207,691	(3)
Depreciation and amortization	19,608		14,814
Adjusted gross profit	$327,909		$222,505

(1)Gross profit is calculated as total revenues less cost of revenues (exclusive of depreciation and amortization), amortization of developed technology, amortization of capitalized software and depreciation expense (allocated to cost of revenues).
(2)For the year ended December 31, 2021, gross profit represents total revenues of $490.1 million less cost of revenues (exclusive of depreciation and amortization) of $162.2 million, amortization of developed technology of $14.7 million, amortization of capitalized software of $3.7 million and depreciation expense (allocated to cost of revenues) of $1.2 million.
(3)For the year ended December 31, 2020, gross profit represents total revenues of $337.5 million less cost of revenues (exclusive of depreciation and amortization) of $115.0 million, amortization of developed technology of $10.7 million, amortization of capitalized software of $2.4 million and depreciation expense (allocated to cost of revenues) of $1.7 million.

Adjusted EBITDA

Adjusted EBITDA is a key performance measure that our management uses to assess our financial performance and is also used for internal planning and forecasting purposes. We believe that this non-GAAP financial measure is useful to investors and other interested parties in analyzing our financial performance because it provides a comparable overview of our operations across historical periods. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of net income (loss) to Adjusted EBITDA, helps investors make comparisons between our company and other companies that may have different capital structures, different tax rates and/or different forms of employee compensation.

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

We calculate Adjusted EBITDA as net income (loss) adjusted to exclude interest and other expense, net, income tax benefit, loss on debt extinguishment, depreciation and amortization, other amortization, acquisition related costs, stock-based compensation and other non-recurring costs. Other amortization includes amortization for capitalized contract acquisition costs. Acquisition related costs are specific deal-related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. Other non-recurring costs are expenses such as system implementation costs and severance related to planned restructuring activities. Acquisition related costs and other non-recurring costs are excluded as they are not representative of our underlying operating performance. Adjusted

EBITDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other GAAP measures of income (loss). The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA on a consolidated basis.

	Year ended December 31,
	2021	2020
	(in thousands)

Net loss	$(81,966)	$(59,954)
Adjusted to exclude the following:
Interest and other expense, net	36,111	41,545
Income tax benefit	(10,051)	(3,630)
Loss on debt extinguishment	28,714	—
Depreciation and amortization	101,437	76,844
Other amortization	2,814	1,801
Acquisition related costs	3,452	9,558
Stock-based compensation	22,095	10,721
Other non-recurring costs	4,592	1,905
Adjusted EBITDA	$107,198	$78,790

Description of Certain Components of Financial Data

Revenues

We derive our revenue from three primary sources which are described in detail below: (i) Subscription and Transaction Fees, which are primarily recurring revenue streams, (ii) Marketing Technology Solutions, which includes both recurring and re-occurring revenue streams and (iii) Other revenue, which consists primarily of the sale of distinct professional services and hardware. Our revenue recognition policies are discussed in more detail under “Critical Accounting Policies and Significant Judgments and Estimates.”

Subscription and Transaction Fees: Revenue includes (i) recurring monthly, quarterly and annual SaaS subscriptions and software license and maintenance fees from the sale of our Business Management, Customer Engagement and Billing and Payment solutions; (ii) payment processing fees based on the transaction volumes processed through our integrated payment solutions and processing fees based on transaction volumes for our revenue cycle management, chronic care management and health insurance clearinghouse solutions; and (iii) membership subscriptions and our share of rebates from suppliers generated though group purchasing programs. Our revenue from payment processing fees is recorded net of credit card and ACH processing and interchange charges in the month the services are performed.

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

Cost of Revenues

Cost of revenue (exclusive of depreciation and amortization) consists of expenses related to delivering our services and products and providing support to our customers and includes employee costs and related overhead, customer credit card processing fees, targeted mail costs, third party fulfillment costs and software hosting expenses.
We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the mix of revenue between subscription and transaction fees and Marketing Technology Solutions, labor costs, third-party expenses and acquisitions. In particular, Marketing Technology Solutions revenue generally has a higher cost of revenue as a percentage of revenue than our subscription and transaction fee revenue. For the year ended December 31, 2021, revenue from subscription and transaction fees increased 51% compared to the year ended December 31, 2020, whereas Marketing Technology Solutions revenue increased 37%. To the extent our Marketing Technology Solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our subscription and transaction fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.

Sales and Marketing

Sales and marketing expense consist primarily of employee costs for our sales and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions. Sales and marketing expenses also include advertising costs, travel-related expenses and costs to market and promote our products, direct customer acquisition costs, costs related to conferences and events and partner/broker commissions. Software and subscription services dedicated for use by our sales and marketing organization, and outside services contracted for sales and marketing purposes are also included in sales and marketing expense. Sales commissions that are incremental to obtaining a customer contract are deferred and amortized ratably over the estimated period of our relationship with that customer. We expect our sales and marketing expenses will increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth. We also anticipate that sales and marketing expenses will increase as a percentage of revenue in the near and medium-term.

Product Development

Product development expense consists primarily of employee costs for our product development personnel, including salaries, benefits, stock-based compensation and bonuses. Product development expenses also include third-party outsourced technology costs incurred in developing our platforms, and computer equipment, software and subscription services dedicated for use by our product development organization. We expect our product development expenses to increase in absolute dollars and remain generally consistent as a percentage of revenue for the foreseeable future as we continue to dedicate substantial resources to develop, improve and expand the functionality of our solutions.

General and Administrative

General and administrative expense consists of employee costs for our executive leadership, accounting, finance, legal, human resources and other administrative personnel, including salaries, benefits, bonuses and stock-based compensation. General and administrative expenses also include external legal, accounting and other professional services fees, rent, software and subscription services dedicated for use by our general and administrative employees and other general corporate expenses. We expect general and administrative expense to increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth and due to increased costs as a result of being a public company. As we are able to further scale our operations in the future, we would expect that general and administrative expenses would decrease as a percentage of revenue.
Depreciation and Amortization

Depreciation and amortization primarily relate to intangible assets, property and equipment and capitalized software.

Interest and Other Expense, net

Interest and other expense, net, primarily consists of interest expense on long-term debt, net of interest income. It also includes amortization expense of financing costs and discounts, as well as realized and unrealized gains and losses.
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

Results of Operations

The following tables summarize key components of our results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. We operate as a single reportable segment to reflect the way our chief operating decision maker (“CODM”) reviews and assesses the performance of our business. For additional information concerning our accounting policies, see Note 2 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Impact of Acquisitions

The comparability of our operating results is impacted by our business combinations and acquisitions. In our discussion of changes in our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, we quantitatively disclose the impact of the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations, and as such the discussion is focused on major changes in components of costs.
Comparison of the years ended December 31, 2021 and 2020

	Year ended December 31,
	2021	2020
	(in thousands)

Revenues:
Subscription and transaction fees	$351,831	$232,931
Marketing technology solutions	118,275	86,331
Other	20,033	18,263
Total revenues	490,139	337,525
Operating expenses:
Cost of revenues(1) (exclusive of depreciation and amortization presented separately below)	162,230	115,020
Sales and marketing(1)	93,789	50,246
Product development(1)	49,506	30,386
General and administrative(1)	110,369	87,068
Depreciation and amortization	101,437	76,844
Total operating expenses	517,331	359,564
Operating loss	(27,192)	(22,039)
Interest and other expense, net	(36,111)	(41,545)
Loss on debt extinguishment	(28,714)	—
Net loss before income tax benefit	(92,017)	(63,584)
Income tax benefit	10,051	3,630
Net loss	$(81,966)	$(59,954)

(1)Includes stock-based compensation expense as follows:

	Year ended December 31,
	2021	2020
	(in thousands)

Cost of revenues	$39	$—
Sales and marketing	506	—
Product development	551	—
General and administrative	20,999	10,721
Total stock-based compensation expense	$22,095	$10,721

Revenues

	Year ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Revenues:
Subscription and transaction fees	$351,831	$232,931	$118,900	51.0%
Marketing technology solutions	118,275	86,331	31,944	37.0%
Other	20,033	18,263	1,770	9.7%
Total revenues	$490,139	$337,525	$152,614	45.2%

Revenues increased $152.6 million or 45.2% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily driven by increases in subscription and transaction fees of $118.9 million and marketing technology solutions of $31.9 million. The increase in subscription and transaction fees related to growth in our customer base, higher transaction volumes processed through our payments platform and revenue earned from acquisitions completed in 2021 and 2020. The increase in marketing technology solutions related to growth in customers using our digital marketing applications, an increase in consumer leads generated by our platforms and revenue earned from acquisitions completed in 2021 and 2020. Included in revenues for the year ended December 31, 2021 is $21.6 million of revenue from acquisitions closed subsequent to December 31, 2020.
Cost of Revenues

	Year ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Cost of revenues (exclusive of depreciation and amortization presented separately below)	$162,230	$115,020	$47,210	41.0%
Percentage of revenues	33.1%	34.1%

Cost of revenues increased by $47.2 million or 41.0% for the year ended December 31, 2021 as compared to the year ended December 31, 2020 . This increase is primarily related to the continued growth of the Company and is comprised of $15.4 million in personnel and compensation expense, $8.9 million in outsourced services, $16.0 million in product cost and other miscellaneous items including, but not limited to, promotional expense, software hosting expense, customer credit card processing costs and campaign mail expense. As a percentage of revenue, cost of revenues was 33.1% and 34.1% for the years ended December 31, 2021 and 2020, respectively.

Sales and Marketing

	Year ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Sales and marketing	$93,789	$50,246	$43,543	86.7%
Percentage of revenues	19.1%	14.9%

Sales and marketing expenses increased by $43.5 million or 86.7% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily driven by an additional $18.7 million in personnel and compensation expense, $10.6 million in advertising spend and $8.1 million in partner commissions, due to the continued investment in growth through various marketing channels and personnel in 2021 as well as the reduced spend during COVID affected periods in 2020. As a percentage of revenue, sales and marketing was 19.1% and 14.9% for the years ended December 31, 2021 and 2020, respectively.

Product Development

	Year ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Product development	$49,506	$30,386	$19,120	62.9%
Percentage of revenues	10.1%	9.0%

Product development expenses increased by $19.1 million or 62.9% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily driven by additional product development related personnel expenses of $16.2 million, as a result of investments in our technology teams to support our various solutions as well as centralized security operations, information technology and cloud engineering. As a percentage of revenue, product development expenses were 10.1% and 9.0% for the years ended December 31, 2021 and 2020, respectively.

General and Administrative

	Year ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)

General and administrative	$110,369	$87,068	$23,301	26.8%
Percentage of revenues	22.5%	25.8%

General and administrative expenses increased by $23.3 million or 26.8% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily driven by additional stock-based compensation expense of $10.3 million due to the vesting of certain restricted stock awards, and personnel and compensation expense of $3.1 million, software and tools expense of $2.6 million and insurance expense of $2.4 million due to the continued investment in infrastructure required to support our rapid growth, scalable operations and being a public company. Additionally, this investment was reduced during COVID affected periods in 2020. For further details regarding our stock-based compensation expense related to the vesting of certain restricted stock awards refer to Note 11 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K. As a percentage of revenue, general and administrative expenses were 22.5% and 25.8% for the years ended December 31, 2021 and 2020, respectively.

Depreciation and Amortization

	Year ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Depreciation and amortization	$101,437	$76,844	$24,593	32.0%
Percentage of revenues	20.7%	22.8%

Depreciation and amortization increased by $24.6 million or 32.0% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily driven by an increase of $23.1 million in intangible assets’ amortization as a result of intangible asset additions from our 2021 and 2020 acquisitions. As a percentage of revenue, depreciation and amortization expenses were 20.7% and 22.8% for the years ended December 31, 2021 and 2020, respectively.

Interest and Other Expense, net

	Year ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Interest and other expense, net	$36,111	$41,545	$(5,434)	(13.1)%
Percentage of revenues	7.4%	12.3%

Interest and other expense, net, decreased by $5.4 million or 13.1% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This decrease was primarily due to an overall lower outstanding debt balance in 2021 compared to 2020, as well as a lower effective interest rate as a result of the Refinance (as defined below). For additional information concerning the Refinance, see the “New Credit Facilities section” below. As a percentage of revenue, interest and other expense, net were 7.4% and 12.3% for the years ended December 31, 2021 and 2020, respectively.

Loss on Debt Extinguishment

	Year ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Loss on debt extinguishment	$28,714	$—	$28,714	N.M.
Percentage of revenues	5.9%	N.M.
_______________

N.M. — Not Meaningful.

Loss on debt extinguishment increased by $28.7 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. As a result of the Refinance in the third quarter of 2021, the Company recorded a loss on debt extinguishment of approximately $28.7 million. For additional information concerning our loss on debt extinguishment, see Note 9 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Benefit

	Year ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)

Income tax benefit	$10,051	$3,630	$6,421	176.9%
Percentage of revenues	2.1%	1.1%

Income tax benefit increased by $6.4 million or 176.9% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily driven by acquisition accounting, differences between the U.S. Federal income tax rate and the income tax rate in certain foreign jurisdictions and various other discrete items recorded in the year ended December 31, 2021.

Liquidity and Capital Resources

To date, our primary sources of liquidity have been net cash provided by operating activities, proceeds from preferred stock and common stock issuances, including our recent IPO and proceeds from long-term debt. For a description of our recent IPO and Private Placement, see above in this Part II, Item 7. under “Initial Public Offering” and “Private Placement,” respectively.

Our primary use of liquidity has been acquisitions of businesses. For a description of our recent acquisitions, see Note 3 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K. Absent significant deterioration of market conditions, we expect that working capital requirements, capital expenditures, acquisitions, debt servicing and lease obligations will be our principal needs for liquidity going forward. During the year ended December 31, 2021, we completed five acquisitions for total consideration of $367.1 million. During the year ended December 31, 2020, we completed nine acquisitions for total consideration of $415.3 million.

As of December 31, 2021, we had cash, cash equivalents and restricted cash of $97.6 million, $190.0 million of available borrowing capacity under our New Revolver (as defined below) and $548.6 million outstanding under our New Credit Facilities (as defined below). We believe that our existing cash, cash equivalents and restricted cash, availability under our New Credit Facilities and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions and the timing of introductions of new products and services. We expect to consummate acquisitions of complementary businesses in the future that could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part I, Item 1A.“Risk Factors.”

Cash Flows

The following table sets forth cash flow data:

	Year ended December 31,
	2021	2020
	(in thousands)

Net cash provided by operating activities	$37,482	$57,539
Net cash used in investing activities	(379,668)	(418,308)
Net cash provided by financing activities	341,183	401,850
Effect of foreign currency exchange rate changes on cash	224	(87)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(779)	$40,994

Cash Flow from Operating Activities
During the year ended December 31, 2021, net cash provided by operating activities consisted of net loss of $82.0 million, adjusted by net non-cash adjustments to net loss of $147.8 million and net changes in operating assets and liabilities of $28.4 million. Non-cash adjustments primarily consisted of depreciation and amortization of $101.4 million, loss on debt extinguishment of $28.7 million and stock-based compensation of $22.1 million offset partially by deferred taxes of $12.0 million. Changes in working capital during the year ended December 31, 2021 primarily included cash outflows from accounts receivable, net of $13.3 million, other non-current assets of $10.5 million, prepaid expenses and other current assets of $8.0 million and accrued expenses and other of $4.1 million, partially offset by cash inflows of $9.2 million from deferred revenue.
During the year ended December 31, 2020, net cash provided by operating activities consisted of net loss of $60.0 million, adjusted by net non-cash adjustments to net income of $91.4 million and net changes in operating assets and liabilities of $26.1 million. Non-cash adjustments primarily consisted of depreciation and amortization of $76.8 million and stock-based compensation of $10.7 million. Changes in working capital during the year ended December 31, 2020 primarily included net cash inflows from accrued expenses and other of $13.2 million, customer deposits and other long-term liabilities of $9.0 million and prepaid expenses and other current assets of $5.0 million, partially offset by cash outflows for other non-current assets of $4.2 million.

Cash Flow from Investing Activities
During the year ended December 31, 2021, net cash used in investing activities was $379.7 million. The cash flow used was driven primarily by acquisition of companies, net of cash acquired, of $364.9 million. The remainder was primarily for purchases of property and equipment and cost to develop software.
During the year ended December 31, 2020, net cash used in investing activities was $418.3 million. The cash flow used was driven primarily by acquisition of companies, net of cash acquired, of $403.2 million. The remainder was primarily for purchases of property and equipment and cost to develop software.

Cash Flow from Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $341.2 million. The cash flow provided was driven primarily by net proceeds from preferred and common stock issuances of $109.8 million and $415.7 million, respectively, and proceeds from long-term debt of $851.0 million, partially offset by payments on long-term debt of $1,028.5 million. The proceeds from these financings were primarily used, after payments on long-term debt, to fund acquisitions and for the Refinance discussed below.
During the year ended December 31, 2020, net cash provided by financing activities was $401.9 million. The cash flow used was driven primarily by proceeds from long-term debt of $314.7 million and proceeds from preferred stock issuance of $150.2 million, partially offset by payments on long-term debt of $55.9 million. The net proceeds from these financings were primarily used for acquisitions.

Equity Offerings

For information regarding our IPO, see Note 2 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Credit Facilities

As of January 1, 2020, EverCommerce Solutions Inc. (formerly PaySimple, Inc.), as borrower, and EverCommerce Intermediate Inc. (formerly PaySimple Intermediate, Inc.) had an outstanding credit agreement with various agents and lenders (the “Credit Agreement”). The Credit Agreement provided for (i) a term loan in an aggregate principal amount of $415.0 million (the “term loan”), (ii) commitments for delayed draw term loans up to an aggregate principal amount of $135.0 million (the “Delayed Draw Term Loans”), (iii) commitments for revolving loans up to an aggregate principal amount of $50.0 million (the “Revolver”) and (iv) a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $10.0 million, or the letters of credit (the term loan, Delayed Draw Term Loans and Revolver are referred to herein as the “Credit Facilities”). In September 2020, the Credit Agreement was amended to provide for additional commitments of Delayed Draw Term Loans in an aggregate principal amount of $250.0 million on the same terms and conditions as the original Delayed Draw Term Loans under the Credit Agreement. Following this amendment, the aggregate principal amount of Delayed Draw Term Loans available under the Credit Agreement was $385.0 million.

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

The Credit Agreement that governed the Credit Facilities contained certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, issuance of preferred equity interests, liens, fundamental changes and asset sales, investments, negative pledges, repurchases of stock, dividends and other distributions and transactions with affiliates and a passive holding company covenant applicable to EverCommerce Intermediate Inc. In addition, we were subject to a financial covenant with respect to the Revolver whereby, if the aggregate principal amount of revolving loans and letter of credit disbursements, together with the amount of all undrawn letters of credit (excluding undrawn letters of credit up to $5.0 million and letters of credit that are cash collateralized) outstanding on the last day of any fiscal quarter, exceeded 35% of the aggregate principal amount of the Revolver, then our First Lien Leverage Ratio (as defined in the Credit Agreement) as of the last day of such fiscal quarter was required to be 8.80 to 1.00 or less.

New Credit Facilities

In connection with our IPO, on July 6, 2021 we refinanced our existing Credit Facilities and EverCommerce Solutions Inc., as borrower, and EverCommerce Intermediate Inc. entered into a new credit agreement (the “New Credit Agreement”) in an aggregate principal amount of $540.0 million, consisting of (i) an aggregate principal amount of $350.0 million (“New Initial Term Loans”), (ii) a revolver with a capacity of $190.0 million (“New Revolver”) and (iii) a sub-limit of the New Revolver available for letters of credit up to an aggregate face amount of $20.0 million. We used the net proceeds of the New Term Loans and a portion of the funds available under our New Revolver, together with the net proceeds from the IPO, to repay all amounts outstanding under our Credit Facilities. These transactions are collectively referred to herein as the “Refinance”. In August 2021, the Company used the net proceeds from the sale of the additional shares of common stock following the exercise of the underwriters’ over-allotment option granted in our IPO to repay $44.0 million of the amount outstanding under the New Revolver. In November 2021, the Company drew an additional $155.0 million on the New Revolver to fund an acquisition. Subsequently, in November 2021, the Company drew an additional $200.0 million (“New Additional Term Loans,” and collectively with the New Initial Term Loans, the “New Term Loans”) as permitted by the New Credit Agreement. The Company used the proceeds to repay all amounts outstanding on the New Revolver and for general corporate purposes. The New Initial Term Loans, New Additional Term Loans and New Revolver are collectively referred to herein as the “New Credit Facilities.”

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

The New Credit Agreement contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, issuance of preferred equity interests, liens, fundamental changes and asset sales, investments, negative pledges, repurchases of stock, dividends and other distributions and transactions with affiliates. In addition, we are subject to a financial covenant with respect to the New Revolver whereby, if the aggregate principal amount of revolving loans (excluding letters of credit) outstanding on the last day of any fiscal quarter exceeds 35% of the aggregate commitments available under the New Revolver, then our first lien leverage ratio as of the last day of such fiscal quarter must be 7.50 to 1.00 or less.

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

As of December 31, 2021, there was $548.6 million outstanding under our New Credit Facilities, comprising $548.6 million related to the New Term Loans and none outstanding related to the New Revolver. The effective interest rate on the New Term Loans was approximately 3.9% from July 6, 2021 through December 31, 2021.

As of December 31, 2021, we were in compliance with the covenants under the New Credit Agreement.

Contractual Obligations

Refer to Notes 9 and 16 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our debt and operating lease obligations, respectively.

Critical Accounting Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
While our significant accounting policies are described in further detail in Note 2 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
Revenue Recognition
Revenues are derived from subscription and transaction fees, marketing technology solutions, and other revenues. We recognize revenue when our customers obtain control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In determining the total consideration that we expect to receive, we include variable consideration only to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty is resolved.
Subscription and Transaction Fees:
Subscription revenue primarily consists of the sale of SaaS offerings, software licenses and related support services and payment processing services.
The timing of revenue recognition within our software subscription services is dictated by the nature of the underlying performance obligation. Our SaaS offerings and license support services are generally recognized ratably over the contractual period that the services are delivered, beginning on the date our service is made available to customers. Revenues generated from the sale of on-premise perpetual or term licenses are generally recognized at the point in time when the software is made available to the customer to download or use. Subscription revenue related contracts can be both short and long-term, with stated contract terms that range from one month to five years. Our contracts may contain termination for convenience provisions that allow the Company, customer or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a penalty.
Transaction fees relate to payment processing and group purchasing program administration services. In fulfillment of our payment processing services, we partner with third-party merchants and processors who assist us in fulfillment of our obligations to customers. We have concluded that we do not possess the ability to control the underlying services provided by third parties in the fulfillment of our obligations to customers and therefore recognize revenue net of interchange fees retained by the card issuing financial institutions and fees charged by payment networks. Transaction services contracts with customers are generally for a term of one month and automatically renew each month.
We also receive rebates from contracted suppliers in exchange for our program administration services. Rebates earned are based on a defined percentage of the purchase price of goods and services sold to members under the contract the Company has negotiated with its suppliers. Administration services contracts with customers are generally for an annual or monthly term and renew automatically upon lapse of the current term.
Marketing Technology Solutions:
Marketing technology solutions consist of digital advertising management and consumer connection services.
Revenue generated from digital advertising management services is recognized on a ratable basis over the service period as the customer simultaneously receives and consumes the benefits of the management services evenly throughout the contract period. Revenue generated from consumer connection services may be recognized at either a point-in-time or an over-time basis as each connection is delivered.
Marketing technology solutions service related contracts are typically short-term with stated contract terms that are less than one year.
Other:
Other revenues generally consist of fees associated with the sale of distinct professional services and hardware. Contract terms for other revenue arrangements are generally short-term, with stated contract terms that are less than one year.
Our professional services associated with our subscription revenue generally relate to standard implementation, configuration, installation, or training services applied to both SaaS and on-premise deployment models. Marketing revenue related professional service fees are derived from website design, creation or enhancement services. Professional service revenue is recognized over time as the services are performed, as the customer simultaneously receives and consumes the benefit of these services.
Hardware revenue is recognized at a point-in time and consists of equipment that supports or enables our products or services within subscription and transaction fees offerings.
Performance Obligations and Standalone Selling Price:
Our contracts at times include the sale of multiple promised goods or services that have been determined to be distinct. The transaction price for contracts with multiple performance obligations is allocated based on the relative stand-alone selling price of each performance obligation within the contract.
Judgement can be involved when determining the stand-alone selling price of products and services. For the majority of the Company’s SaaS, on-premise license and professional services, we establish a stand-alone selling price based on observable selling prices to similar classes of customers. If the stand-alone selling price is not observable through past transactions, we estimate the stand-alone selling price taking into consideration available information such as market conditions and internally approved pricing guidelines related to the performance obligation. As permitted under ASC 606, at times we have established the stand-alone selling price of performance obligations as a range and utilize this range to determine whether there is a discount that needs to be allocated based on the relative stand-alone selling price of the various performance obligations.
At contract inception, we perform a review of each performance obligation’s selling price against the established stand-alone selling price range. If any performance obligations are priced outside of the established stand-alone selling price range, we reallocate the total transaction price to each performance obligation based on the relative stand-alone selling price for each performance. The established range is reassessed on a periodic basis when facts and circumstances surrounding these established ranges change.
Business Combinations
Our acquisitions have been accounted for under the acquisition method. Net assets and results of operations are included in our financial statements commencing at the respective acquisition dates. We allocate the fair value of the purchase consideration of our acquisitions to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recognized as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates and assumptions can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the estimated useful lives. Changes in these assumptions could affect the carrying value of these assets.
We perform an impairment test annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill might not be fully recoverable. In accordance with applicable accounting guidance, a company can assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. Alternatively, a company may elect to proceed directly to a quantitative goodwill impairment test. The Company’s annual impairment assessment did not identify any goodwill impairment during the years ended December 31, 2021, 2020 or 2019.
Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets primarily consist of customer relationships which include government contracts, developed technology, trademarks and trade names, and non-compete agreements, which are recorded at acquisition date fair value, less accumulated amortization. The determination of estimated useful lives and the allocation of purchase price to intangible assets requires significant judgment and affects the amount of future amortization and possible impairment charges. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows of the acquired assets.
Income Taxes
Deferred income tax assets and liabilities are determined based upon the net tax effect of the differences between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income or loss in the years in which the differences are expected to be reversed. A valuation allowance is used to reduce some or all of the deferred tax assets if, based upon the weight of available evidence, it is more likely than not that those deferred tax assets will not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, recent financial operations and their associated valuation allowances, if any.
We recognize the tax benefit from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

Capitalized Software
We capitalize certain costs related to software developed for internal use for which we have no plans to market externally. The internal use software includes the software used for our SaaS offerings. We expense the costs of developing computer software until the software has reached the application development stage and capitalize all costs incurred from that time until the software has been placed in service, at which time amortization of the capitalized costs begins. Determination of when the software has reached the application development stage is based upon completion of conceptual designs, evaluation of alternative designs and performance requirements. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred.
We also capitalize certain costs related to software developed for external use for which we plan to sell to customers, i.e. on-premise software to be installed on customer computers at the customer site. Costs incurred prior to reaching technological feasibility are expensed as incurred. Once technological feasibility is reached, additional development costs incurred are capitalized. Technological feasibility is demonstrated by the completion of the product design and when all high-risk development issues have been resolved. Capitalization ceases when the product is available for general release to the customers.
We amortize both internal use and external software costs, using the straight-line method, over its estimated useful life of five years.
Stock-Based Compensation
All stock-based compensation, including grants of common stock options and restricted stock, are valued at fair value on the date of grant. We use the Black-Scholes option-pricing model to estimate the fair value of common stock options granted with time-based vesting. The following inputs are considered in estimating the fair value:
Risk-free interest rate: The risk-free rate is based on observed interest rates appropriate for the terms of our awards.
Dividend yield: The dividend yield is based on history and the expectation of paying no dividends.
Expected term: The expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term, given our limited stock option exercise data. Once we have sufficient option exercise data we will calculate the expected term based on our history of option exercises.
Expected volatility: We do not have a sufficient history of market prices of our common stock, and as such volatility is estimated, using historical volatilities of comparable public entities. Once we have sufficient history of trading prices we will use our calculated volatility.
Common Stock Valuation
For all periods prior to our IPO, the fair value of the shares of common stock underlying our share-based awards were estimated on each grant date by our Board of Directors with input from management and contemporaneous third-party valuations. We believe that our Board of Directors has the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market for our common stock prior to our IPO, our Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including:
•contemporaneous valuations of our common stock performed by independent third-party appraisers;
•our actual operating results and financial performance;
•conditions in the industry and economy in general;
•the rights, preferences and privileges of our then-outstanding convertible preferred stock relative to those of our common stock;

•the likelihood of achieving a liquidity event for the holders of our common stock, such as an initial public offering or a sale of our company, given prevailing market conditions;
•equity market conditions affecting comparable public companies and the market performance of comparable publicly traded companies;
•the U.S. and global capital market conditions; and,
•the lack of marketability of our common stock and the results of independent third-party valuations. Valuations of our common stock were prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the FASB in ASC 718, ASC 820, as well as the AICPA in its Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Recent Accounting Pronouncements

See Note 2 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange risk. We do not hold or issue financial instruments for speculative or trading purposes.
Interest rate risk
We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments. Amounts borrowed under our New Credit Agreement accrue interest at a per annum rate equal to the ABR rate or Adjusted LIBOR rate, in each case plus the rate (as such terms are defined in the New Credit Agreement). Based on the outstanding balance of the New Credit Facilities as of December 31, 2021, for every 100 basis point increase in the ABR rate or Adjusted LIBOR rate, we would incur approximately $5.5 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
Foreign currency exchange risk
We have foreign currency risks related to certain of our foreign subsidiaries, primarily in Canada, Jordan, the United Kingdom, New Zealand and Australia. The functional currencies of our significant foreign operations include the Canadian dollar, Great British pound and the New Zealand dollar. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results.
We currently do not hedge foreign currency exposure. We may in the future hedge our foreign currency exposure and may use currency forward contracts, currency options or other common derivative financial instruments to reduce foreign currency risk. It is difficult to predict the effect that future hedging activities would have on our operating results.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EverCommerce Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EverCommerce Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young

We have served as the Company’s auditor since 2020.

Denver, Colorado
March 14, 2022

EverCommerce Inc.
Consolidated Balance Sheets
(in thousands, except per share and share amounts)

	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$93,993	$96,035
Restricted cash	3,566	2,303
Accounts receivable, net of allowance for doubtful accounts of $1.9 million and $1.0 million at December 31, 2021 and 2020, respectively	40,514	24,966
Contract assets	11,039	9,838
Prepaid expenses and other current assets	22,505	10,686
Total current assets	171,617	143,828
Non-current assets:
Property and equipment, net	13,509	14,705
Capitalized software, net	24,000	16,069
Other non-current assets	24,296	14,102
Intangible assets, net	508,535	470,729
Goodwill	921,416	668,151
Total non-current assets	1,491,756	1,183,756
Total assets	$1,663,373	$1,327,584

The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Balance Sheets (Cont’d)
(in thousands, except per share and share amounts)

	December 31,
	2021	2020

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10,325	$11,131
Accrued expenses and other	49,340	46,408
Deferred revenue	22,992	13,621
Customer deposits	9,828	8,247
Current maturities of long-term debt	10,943	7,294
Total current liabilities	103,428	86,701
Non-current liabilities:
Deferred tax liability, net	17,862	10,766
Long-term deferred revenue	2,803	2,297
Long-term debt, net of current maturities and deferred financing costs	535,184	691,038
Other non-current liabilities	18,448	17,626
Total non-current liabilities	574,297	721,727
Total liabilities	677,725	808,428

Commitments and contingencies (Note 16)

Convertible Preferred Stock:
Series B convertible preferred stock, $0.00001 par value, no shares authorized, issued or outstanding as of December 31, 2021; 75,000,000 shares authorized and 72,225,754 shares issued and outstanding (liquidation preference of $745.0 million) as of December 31, 2020	—	745,046
Series A convertible preferred stock, $0.00001 par value, no shares authorized, issued or outstanding as of December 31, 2021; 50,000,000 shares authorized and 44,957,786 shares issued and outstanding (liquidation preference of $163.3 million) as of December 31, 2020	—	163,264
Total convertible preferred stock	—	908,310
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of December 31, 2021	—	—
Common stock, $0.00001 par value, 2,000,000,000 and 185,000,000 shares authorized and 195,384,291 and 43,073,327 shares issued and outstanding at December 31, 2021 and 2020, respectively	2	—
Accumulated other comprehensive income (loss)	(1,767)	1,546
Additional paid-in capital	1,500,643	40,564
Accumulated deficit	(513,230)	(431,264)
Total stockholders’ equity (deficit)	985,648	(389,154)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$1,663,373	$1,327,584
The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)

	Year ended December 31,
	2021	2020	2019

Revenues:
Subscription and transaction fees	$351,831	$232,931	$187,970
Marketing technology solutions	118,275	86,331	37,521
Other	20,033	18,263	16,651
Total revenues	490,139	337,525	242,142
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	162,230	115,020	73,098
Sales and marketing	93,789	50,246	46,264
Product development	49,506	30,386	26,124
General and administrative	110,369	87,068	97,962
Depreciation and amortization	101,437	76,844	52,949
Total operating expenses	517,331	359,564	296,397
Operating loss	(27,192)	(22,039)	(54,255)
Interest and other expense, net	(36,111)	(41,545)	(40,004)
Loss on debt extinguishment	(28,714)	—	(15,518)
Net loss before income tax benefit	(92,017)	(63,584)	(109,777)
Income tax benefit	10,051	3,630	16,032
Net loss	(81,966)	(59,954)	(93,745)
Other comprehensive loss:
Foreign currency translation gains (losses), net	(3,313)	1,204	530
Comprehensive loss	$(85,279)	$(58,750)	$(93,215)

Net loss attributable to common stockholders:
Net loss	$(81,966)	$(59,954)	$(93,745)
Adjustments to net loss (see Note 12)	(15,105)	(67,811)	(289,336)
Net loss attributable to common stockholders	$(97,071)	$(127,765)	$(383,081)

Basic and diluted net loss per share attributable to common stockholders	$(0.82)	$(3.06)	$(14.13)

Basic and diluted weighted-average shares of common stock outstanding used in computing net loss per share	117,795,280	41,696,800	27,102,531

The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(in thousands)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Total Convertible Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount		Shares	Amount

Balance at January 1, 2019	—	$—	106,301	$384,519	$384,519	18,252	$—	$16,310	$(38,280)	$(188)	$(22,158)
Issuance of Series B convertible preferred stock	17,759	161,660	—	—	161,660	—	—	—	—	—	—
Equity issuance costs, net of tax benefit	—	(23,815)	—	—	(23,815)	—	—	(601)	—	—	(601)
Conversion of Preferred A to Common	—	—	(61,343)	(221,255)	(221,255)	61,343	1	298,126	(76,872)	—	221,255
Conversion of Common to Preferred B	38,000	347,094	—	—	347,094	(38,000)	(1)	(184,680)	(162,413)	—	(347,094)
Rollover equity in consideration of net assets acquired	—	—	—	—	—	464	—	1,736	—	—	1,736
Stock-based compensation	—	—	—	—	—	975	—	30,079	—	—	30,079
Stock option exercises	—	—	—	—	—	270	—	793	—	—	793
Repurchase of common stock	—	—	—	—	—	(2,573)	—	(23,508)	—	—	(23,508)
Foreign currency translation gains, net	—	—	—	—	—	—	—	—	—	530	530
Accretion of Series B convertible preferred stock to redemption value	—	42,126	—	—	42,126	—	—	(42,126)	—	—	(42,126)
Net loss	—	—	—	—	—	—	—	—	(93,745)	—	(93,745)
Balance at December 31, 2019	55,759	$527,065	44,958	$163,264	$690,329	40,731	$—	$96,129	$(371,310)	$342	$(274,839)

The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Cont’d) (in thousands)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A Convertible Preferred Stock		Total Convertible Preferred Stock	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount

Balance at January 1, 2020	55,759	$527,065	—	$—	44,958	$163,264	$690,329	—	$—	40,731	$—	$96,129	$(371,310)	$342	$(274,839)
Issuance of Series B convertible preferred stock	16,467	150,250	—	—	—	—	150,250	—	—	—	—	—	—	—	—
Equity issuance costs	—	(80)	—	—	—	—	(80)	—	—	—	—	—	—	—	—
Rollover equity in consideration of net assets acquired	—	—	—	—	—	—	—	—	—	222	—	1,319	—	—	1,319
Stock-based compensation	—	—	—	—	—	—	—	—	—	2,037	—	10,721	—	—	10,721
Stock option exercises	—	—	—	—	—	—	—	—	—	84	—	206	—	—	206
Foreign currency translation gains, net	—	—	—	—	—	—	—	—	—	—	—	—	—	1,204	1,204
Accretion of Series B convertible preferred stock to redemption value	—	67,811	—	—	—	—	67,811	—	—	—	—	(67,811)	—	—	(67,811)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(59,954)	—	(59,954)
Balance at December 31, 2020	72,226	745,046	—	—	44,958	163,264	908,310	—	—	43,074	—	40,564	(431,264)	1,546	(389,154)
Accretion of Series B convertible preferred stock to redemption value	—	15,105	—	—	—	—	15,105	—	—	—	—	(15,105)	—	—	(15,105)
Issuance of convertible preferred stock, net	—	—	7,857	109,782			109,782	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(72,226)	(760,151)	(7,857)	(109,782)	(44,958)	(163,264)	(1,033,197)	—	—	125,041	2	1,033,195	—	—	1,033,197
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriters fees of $31,278 thousand	—	—	—	—	—	—	—	—	—	21,882	—	340,708	—	—	340,708
Issuance of common stock in a private placement	—	—	—	—	—	—	—	—	—	4,412	—	75,000	—	—	75,000
Rollover equity in consideration of net assets acquired	—	—	—	—	—	—	—	—	—	45	—	726	—	—	726
Stock-based compensation	—	—	—	—	—	—	—	—	—	571	—	22,095	—	—	22,095
Stock option exercises	—	—	—	—	—	—	—	—	—	359	—	1,319	—	—	1,319
Release of valuation allowance related to prior equity transactions	—	—	—	—	—	—	—	—	—	—	—	2,141	—	—	2,141
Foreign currency translation losses, net	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,313)	(3,313)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(81,966)	—	(81,966)
Balance at December 31, 2021	—	$—	—	$—	—	$—	$—	—	$—	195,384	$2	$1,500,643	$(513,230)	$(1,767)	$985,648
The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2021	2020	2019

Cash flows provided by (used in) operating activities:
Net loss	$(81,966)	$(59,954)	$(93,745)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on debt extinguishment	28,714	—	7,235
Depreciation and amortization	101,437	76,844	52,949
Impairment of capitalized software	700	—	—
Amortization of discount on long-term debt	3,412	3,899	2,031
Amortization of deferred financing costs on long-term debt	523	195	1,404
Amortization of costs and fees on credit facility commitments	496	1,917	1,276
Deferred taxes	(12,026)	(4,314)	(15,971)
Bad debt expense	2,044	1,715	843
Paid-in-kind interest on long-term debt	412	382	1,356
Stock-based compensation	22,095	10,721	30,079
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(13,342)	(516)	(3,008)
Prepaid expenses and other current assets	(8,009)	4,952	(4,773)
Other non-current assets	(10,514)	(4,168)	(4,409)
Accounts payable	(3,961)	2,886	1,127
Accrued expenses and other	(4,077)	13,239	6,689
Deferred revenue	9,153	736	6,086
Customer deposits and other long-term liabilities	2,391	9,005	10,218
Net cash provided by (used in) operating activities	37,482	57,539	(613)

Cash flows used in investing activities:
Purchases of property and equipment	(3,103)	(4,525)	(7,665)
Capitalization of software costs	(11,692)	(8,552)	(5,660)
Payment of contingent consideration	—	(2,000)	—
Acquisition of companies, net of cash acquired	(364,873)	(403,231)	(310,454)
Net cash used in investing activities	(379,668)	(418,308)	(323,779)
The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Cash Flows (Cont’d)
(in thousands)

	Year ended December 31,
	2021	2020	2019

Cash flows provided by financing activities:
Payments on long-term debt, net of discount	(1,028,457)	(55,891)	(474,895)
Proceeds from long-term debt	850,966	314,668	688,391
Deferred financing costs	(8,135)	(7,303)	(18,350)
Exercise of stock options	1,319	206	793
Proceeds from preferred stock issuance, net	109,782	150,170	137,243
Proceeds from common stock issuance, net	415,708	—	—
Repurchase of stock	—	—	(23,508)
Net cash provided by financing activities	341,183	401,850	309,674
Effect of foreign currency exchange rate changes on cash	224	(87)	(301)
Net increase (decrease) in cash and cash equivalents and restricted cash	(779)	40,994	(15,019)
Cash and cash equivalents and restricted cash:
Beginning of year	98,338	57,344	72,363
End of year	$97,559	$98,338	$57,344

	Year ended December 31,
	2021	2020	2019

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,847	$35,219	$33,983
Cash paid for income taxes	$1,495	$736	$337

Supplemental disclosures of noncash investing and financing activities:
Rollover equity in consideration of net assets acquired	$726	$1,319	$1,736
Fair value of earnout in consideration of net assets acquired	$—	$3,471	$1,844
Accretion of Series B preferred stock to redemption value	$15,105	$67,811	$42,126
Capital expenditures acquired, included in accounts payable	$—	$—	$1,630

The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 1.Nature of the Business
EverCommerce Inc. and subsidiaries (the “Company” or “EverCommerce”) is a leading provider of integrated software-as-a-service (“SaaS”) solutions or services for service-based SMBs. Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. Today, the Company serves over 600,000 customers across three core verticals: Home Services; Health Services; and Fitness & Wellness Services. Within the core verticals, customers operate within numerous micro-verticals, ranging from home service professionals, such as construction contractors and home maintenance technicians, to physician practices and therapists in the Health Services industry, to personal trainers and salon owners in the Fitness & Wellness sectors. The platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly nuanced demands, as well as highly complementary solutions that complete end-to-end offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. See Note 3 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information on acquired subsidiaries. The Company was incorporated in Delaware on September 29, 2016, and began operations on October 17, 2016 (Inception). The Company is headquartered in Denver, Colorado, and has operations across the United States, Canada, Jordan, United Kingdom, Australia and New Zealand. The Company changed its name from PaySimple Holdings, Inc. to EverCommerce Inc. as of December 14, 2020.
Initial Public Offering
On July 6, 2021, the Company completed its Initial Public Offering (“IPO”), in which the Company issued and sold 19.1 million shares of its common stock at a public offering price of $17.00 per share. After underwriter discounts and commissions, net proceeds from the IPO were $303.9 million. Additionally, the Company incurred other IPO related fees of $6.9 million. On July 29, 2021, the IPO underwriters fully exercised their over-allotment option, resulting in the sale of an additional 2.8 million shares at the IPO price of $17.00 per share and after underwriter discounts, net proceeds were $43.9 million.
In connection with the IPO, the Company’s outstanding convertible preferred stock converted into shares of common stock on a one-for-one basis (see Note 10 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K). Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital. Immediately prior to the closing of the IPO, the Company filed an amended and restated certificate of incorporation on July 6, 2021 with the Secretary of State of the State of Delaware to authorize the issuance of up to 2,050,000,000 shares, par value $0.00001 per share, consisting of 2,000,000,000 shares of common stock and 50,000,000 shares of preferred stock.
Note 2.Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements (collectively, the “financial statements”) include the operations of EverCommerce and all wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), as detailed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”). All material intercompany transactions have been eliminated upon consolidation.
Reclassifications
The Company reclassified the presentation of payments on long-term debt within the cash flows provided by financing activities section of the consolidated statements of cash flows for the year ended December 31, 2019. This reclassification had no effect on previously reported results of operations, retained earnings or cash flows provided by financing activities.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Concentrations of Risk
The Company maintains cash accounts at domestic and foreign financial institutions. At times and for cash maintained at domestic institutions, certain account balances may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company has not experienced any losses on such accounts, and management believes that the Company’s risk of loss is remote.
Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or the value of its holdings of financial instruments. The Company is not exposed to significant market risk.
Segment Information
The Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer (“CEO”), reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates in a single reportable segment. Since the Company operates in one segment, all required financial segment information can be found in the financial statements. See Notes 4 and 18 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for disaggregated information regarding the Company's revenues and long-lived assets by geography, respectively.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are subject to uncertainties due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and affect items such as valuing identified intangible assets and acquired goodwill, establishing estimated useful lives for long-lived assets, determining the appropriate valuation allowance for deferred tax assets, recognizing stock-based compensation expense and estimating contract assets and standalone selling prices used in allocating revenue to performance obligations.
On an ongoing basis, management evaluates these estimates, judgments and assumptions. Estimates are based on historical and anticipated results and trends, and on various other assumptions the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.
Business Combinations
The results of a business acquired in a business combination are included in the Company’s financial statements from the date of acquisition. The Company allocates purchase price to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Based on the nature of the businesses that the Company acquires, goodwill arising from acquisitions typically consists of synergies with previously acquired businesses and economies of scale resulting from centralizing shared service functions.
Determining the fair value of assets acquired and liabilities assumed requires management to make significant judgments and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies.
Acquisition-related transaction costs are expensed in the period in which the costs are incurred.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents.
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal. Restricted cash relates to cash collected from our customers’ clients that will be remitted to our customers subsequent to period-end, generally within a time period no longer than one month.
Accounts Receivable, net
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by (used in) operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute and customer paying patterns. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.
Property and Equipment, net
Property and equipment are recorded at cost, net of accumulated depreciation. Property and equipment acquired in purchase accounting are recorded at fair value at the date of acquisition. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives.

Property and Equipment	Estimated Useful Life

Computer equipment and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Upon disposition, the cost of disposed assets and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to earnings/loss.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, such as amortizing intangible assets, internally developed software and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. The Company did not identify any indicators of impairment for the years ended December 31, 2021, 2020 and 2019, other than the abandonment of certain features of its capitalized software as more fully described in Note 8 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.
Capitalized Software, net
In accordance with ASC Subtopic 350-40, Internal Use Software, the Company capitalizes certain costs related to software developed for internal use for which it has no plans to market externally. Internal use software includes the

EverCommerce Inc.
Notes to Consolidated Financial Statements
software used for the Company’s SaaS offerings. The Company expenses the costs of developing computer software until the software has reached the application development stage and capitalizes all costs incurred from that time until the software has been placed in service, at which time amortization of the capitalized costs begins. Determination of when the software has reached the application development stage is based upon completion of conceptual designs, evaluation of alternative designs and performance requirements. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to product development expense as incurred.
In accordance with ASC Topic 985, Software, the Company also capitalizes certain costs related to software developed for external use for which it plans to sell to customers, i.e. on-premise software to be installed on customer computers at the customer site. Costs incurred prior to reaching technological feasibility are charged to product development expense as incurred. Once technological feasibility is reached, additional development costs incurred are capitalized. Technological feasibility is demonstrated by the completion of the product design and when all high-risk development issues have been resolved. Capitalization ceases when the product is available for general release to the customers.
The Company amortizes both internal use and external software costs, using the straight-line method, over its estimated useful life of five years.
Intangible Assets, net
Intangible assets primarily consist of customer relationships which include government contracts, developed technology, trademarks and trade names and non-compete agreements, which are recorded at acquisition date fair value, less accumulated amortization. The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows of the acquired assets. Developed technology, trademarks and trade names and non-compete agreements acquired through acquisitions are amortized over their estimated useful lives using the straight-line method and customer relationship intangibles are amortized over their estimated useful lives using present value of future cash flows, which approximates the pattern in which the economic benefits are expected to be consumed.
Goodwill
Goodwill represents the amount by which the purchase price exceeds the fair value of identifiable tangible and intangible assets and liabilities acquired in a business combination. The Company accounts for its goodwill under ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying value might not be fully recoverable. For goodwill, impairment is assessed at the reporting unit level. A reporting unit is defined as an operating segment or a component of an operating segment to the extent discrete financial information is available that is reviewed by segment management.
For the annual goodwill impairment assessment, the Company has the option of assessing qualitative factors to determine whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, or performing a quantitative test. Qualitative factors considered in the assessment include industry and market considerations, the competitive environment, overall financial performance, changing cost factors such as labor costs and other factors specific to a reporting unit such as change in management or key personnel. If the Company elects to perform the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is more than its related carrying amount, then goodwill is not considered impaired and the quantitative impairment test is not necessary. If the Company’s qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company will perform a quantitative test, which compares the estimated fair value of the reporting unit to its carrying amount. If the estimated fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired. However, if the estimated fair value of the reporting unit is lower than the carrying amount of the net assets assigned

EverCommerce Inc.
Notes to Consolidated Financial Statements
to the reporting unit, an impairment charge is recognized equal to the excess of the carrying amount over the estimated fair value. Besides goodwill, the Company has no other intangible assets with indefinite lives.
The Company’s annual impairment assessment did not identify any goodwill impairment during the years ended December 31, 2021, 2020 and 2019.
Deferred Financing and Credit Facility Costs
Deferred financing costs and discounts on long-term debt are capitalized and netted with long-term debt and amortized over the term of the related debt, using the effective interest method. Costs incurred in connection with the establishment of revolving credit facilities are capitalized and amortized over the term of the related facility period, using the straight-line method. Amortization of debt issuance costs, noncash discounts and other credit facility costs are included in interest expense on the consolidated statements of operations and comprehensive loss.
Series A, B and C Convertible Preferred Stock
The Company accounted for its Series A Convertible Preferred Stock (“Series A”), Series B Convertible Preferred Stock (“Series B”) and Series C Convertible Preferred Stock (“Series C”) shares subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Series A shares, Series B shares and Series C shares were conditionally redeemable preferred stock shares (with redemption rights that were either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) that were classified as Convertible Preferred Stock separate from the stockholders’ equity (deficit) section of the Company’s consolidated balance sheets. The Series A shares and Series C shares were redeemable upon the occurrence of uncertain events not solely within the Company’s control and these uncertain events were deemed not probable. Therefore, Series A shares and Series C shares were presented at fair value at the time of issuance and were not subsequently re-measured. The Company’s Series B shares featured certain redemption rights that were considered to be outside of the Company’s control and these redemption rights were deemed probable of occurrence through March 15, 2021. Accordingly, Series B shares were presented at redemption value through that date.
In connection with the IPO, all of the Company’s then outstanding convertible preferred stock converted into shares of common stock on a one-for-one basis. Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital.
Revenue Recognition
The Company recognizes revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). In accordance with ASC 606, the Company performs the following steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its contracts with customers: (i) identification of the contract with a customer; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as each performance obligation is satisfied. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract to determine if they are distinct and represent a performance obligation. The Company then allocates the transaction price to the respective performance obligations, and recognize revenue when (or as) the performance obligations are satisfied. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services.
Revenue is generated from the following sources:
Subscription and Transaction Fees:
Subscription revenue primarily consists of the sale of SaaS offerings or the sale of software licenses. Through the

EverCommerce Inc.
Notes to Consolidated Financial Statements
SaaS offerings and related support services, customers are granted access to a hosted software application over the contract period without a contractual right to possession of the software. Alternatively, through the sale of software licenses the customer is provided with a right to use software that provides functionality to the customer on a stand-alone basis, and related support services, which include telephone/technical support, when-and-if available software updates and, in certain instances, hosting services. The software licenses are both perpetual and term. Under term license arrangements, the customer is provided the right to use the software for a defined period ranging from one month to five years. Under perpetual license arrangements, the customer is provided the right to use the software for an indefinite period. Subscription revenue related contracts can be both short and long-term, with stated contract terms that range from one month to five years. Contracts may contain termination for convenience provisions that allow the Company, customer or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a penalty. The contract term for accounting purposes is determined to be the period in which parties to the contract have present enforceable rights and obligations, therefore the contract term under ASC 606 may be shorter than the stated term.
•SaaS and related support services: Hosted software applications are primarily comprised of marketing, business management and customer retention solutions for which the Company develops functionality, provides when-and-if available updates and enhancements, hosts, manages and provides telephone and technical support by entering into subscription agreements with customers for a stated period of access. Revenues from the sale of hosted software applications and related support services are generally recognized ratably over the contractual period that the services are delivered, beginning on the date the service is made available to customers. Revenue is recognized ratably because the customer simultaneously receives and consumes the benefits of the services throughout the contract period. Contracts are generally fixed price and may be invoiced on a monthly, quarterly or annual basis, with standard payment terms ranging from 30 to 60 days. The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records deferred revenue on the consolidated balance sheets when revenues are recognized subsequent to cash collection from the customer.
•License and related support services: License revenue is generated from the sale of on-premise perpetual or term licenses, which are primarily business management related software applications. The majority of the Company’s license arrangements include license support contracts. Revenues from the sale of distinct on-premise licenses are generally recognized at the point in time when the software is made available to the customer to download or use. Revenues from the sale of license related support services, which primarily relate to providing telephone and technical support, unspecified software product upgrades and maintenance releases and patches during the term of the support period, are generally recognized ratably over the contractual period that the services are delivered. Within these arrangements the Company is obligated to make the support services available continuously throughout the contract and the customer simultaneously receives and consumes the benefit of making these services available throughout the contract period. Contracts are generally fixed price and may be invoiced on a monthly, quarterly or annual basis, with standard payment terms ranging from 30 to 60 days. The timing of revenue recognition may differ from the timing of invoicing customers due to the existence of these invoicing practices as well as the requirement to recognize revenue on a relative stand-alone selling price basis. The Company records a contract asset on the consolidated balance sheets when revenue is recognized prior to invoicing and the right to payment is not solely subject to the passage of time. The Company records an unbilled receivable on the consolidated balance sheets when revenue is recognized prior to invoicing and the right to payment is solely subject to the passage of time. The Company recognizes deferred revenue on the consolidated balance sheets when revenues are recognized subsequent to cash collection from the customer.
Transaction fees relate to payment processing and group purchasing program administration services. Payment processing services enable customers to accept payments via credit card, electronic check and other similar methods through facilitation of payment information within the cloud-based applications. Group purchasing program administration services relate to facilitation of group purchasing programs for members through which the Company aggregates member purchasing power to negotiate pricing discounts with suppliers. The Company has determined that the nature of the payment processing and administration services is a stand-ready obligation whereby the

EverCommerce Inc.
Notes to Consolidated Financial Statements
Company stands ready to either arrange for the processing of transactions or stands ready to provide members with access to the group purchasing program on a continuous basis throughout the contract term.
•Payment processing services: In fulfillment of payment processing services, The Company partners with third-party merchants and processors who assist in the fulfillment of the Company’s obligations to customers. The Company has concluded that it does not possess the ability to control the underlying services provided by third parties in the fulfillment of its obligations to customers and therefore recognizes revenue net of interchange fees retained by the card issuing financial institutions and fees charged by payment networks. Payment processing revenue is recurring and volume based, resulting in the total consideration within these arrangements being variable. The Company applies the variable consideration allocation exception and therefore is not required to estimate variable consideration or a related constraint, as it ascribes the transaction consideration earned to the distinct increment of time for which the service was provided. As a result, the Company measures revenue from transaction services on a daily basis based on an accumulation of the services that have been provided during each respective day. Payment for transaction services is received in arrears, typically within one month of when the services have been provided. Transaction services contracts with customers are generally for a term of one month and renew automatically each month.
•Purchasing program administration services: The Company receives rebates from contracted suppliers in exchange for program administration services. Rebates earned are based on a defined percentage of the purchase price of goods and services sold to members under the contract the Company has negotiated with its suppliers. The amount of revenue recognized from these administration services is greater than the consideration received from customers given payment for these services are received in arrears, typically within a quarter from when the underlying services were provided. The Company recognize a contract asset on the consolidated balance sheets until payment has been received. Administration services contracts with customers are generally for an annual or monthly term and renew automatically upon lapse of the current term.
Marketing Technology Solutions:
Marketing technology solutions consist of digital advertising management and consumer connection services. These advertising management services include content creation, search engine optimization and paid media management services. The nature of the performance obligation within advertising management contracts is to stand-ready and provide management services on a continuous basis over the contract term. As a result, revenue associated with advertising management services is recognized on a ratable basis over the service period as the customer simultaneously receives and consumes the benefits of the management services evenly throughout the contract period. The Company typically earns a fixed recurring fee in exchange for advertising management services; however, in certain instances, the transaction consideration to which the Company is entitled may be variable. The Company applies the variable consideration allocation exception to these arrangements. Advertising management services are typically invoiced on a monthly basis either in arrears or in advance. Certain arrangements may be invoiced on a quarterly or annual basis. Within such arrangements the Company either recognizes deferred revenue or a customer deposit on the consolidated balance sheets depending on whether the amounts invoiced in advance of revenue being recognized are classified as non-refundable or refundable.
Consumer connection services relate to the sourcing and delivery of service requests from consumers to home service providers. Revenue for consumer connection services may be recognized at either a point-in-time or on an over-time basis as each connection is delivered. Revenue is derived from fees paid by service professionals for consumer matches. Fees associated with each consumer match generated may be either fixed price or variable. The variable consideration is allocated to the connection from which it was derived; however, given the inherent variable nature of this consideration, revenue is constrained to the Company’s estimation of transaction consideration. Payment for consumer connection services is received in arrears, typically within one month of when the services have been provided. The Company records a contract asset or unbilled receivable for this difference on the consolidated balance sheets. Marketing technology solutions service related contracts are typically short-term with stated contract terms that are less than one year.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Other:
Other revenues generally consist of fees associated with the sale of distinct professional services and hardware. Professional service offerings are typically sold as part of an arrangement for products or services included within subscription or marketing revenue. Professional services associated with subscription revenue generally relate to standard implementation, configuration, installation or training services applied to both SaaS and on-premise deployment models. Marketing revenue related professional service fees are derived from website design, creation or enhancement services. Professional service revenue is recognized over time as the services are performed, as the customer simultaneously receives and consumes the benefit of these services. Professional service contracts are offered at either a fixed or a variable price and may be invoiced in advance or arrears of the services being provided. Hardware revenue consists of equipment that supports or enables the Company’s products or services within subscription and transaction fees offerings. Revenue associated with performance obligations for hardware is recognized at a point-in-time, as dictated by the point at which the customer has the ability to direct the use of and obtain substantially all the benefit from the asset.
The Company records a contract asset on the consolidated balance sheets when services have been provided and the right to payment is not solely subject to the passage of time, and an unbilled receivable when services have been provided and the right to payment is solely subject to the passage of time. These arrangements may also result in deferred revenue on the consolidated balance sheets when revenues are recognized subsequent to cash collection. Standard payment terms for these arrangements range from 30 to 60 days. Contract terms for other revenue arrangements are generally short-term, with stated contract terms that are less than one year.
Performance Obligations and Standalone Selling Price:
The Company’s contracts at times include the sale of multiple promised goods or services that have been determined to be distinct. The transaction price for contracts with multiple performance obligations is allocated based on the relative stand-alone selling price of each performance obligation within the contract.
Judgment can be involved when determining the stand-alone selling price of products and services. For the majority of the Company’s SaaS, on-premise license and professional services, the Company establishes stand-alone selling price based on observable selling prices to similar classes of customers. If the stand-alone selling price is not observable through past transactions, the Company estimates the stand-alone selling price taking into consideration available information such as market conditions and internally approved pricing guidelines related to the performance obligation. As permitted under ASC 606, at times the Company has established the stand-alone selling price of performance obligations as a range and uses this range to determine whether there is a discount that needs to be allocated based on the relative stand-alone selling price of the various performance obligations.
At contract inception, the Company performs a review of each performance obligation’s selling price against the established stand-alone selling price range. If any performance obligations are priced outside of the established stand-alone selling price range, the Company reallocates the total transaction price to each performance obligation based on the relative stand-alone selling price for each performance obligation. The established range is reassessed on a periodic basis when facts and circumstances surrounding these established ranges change.
The Company’s contracts may include standard warranty or service level provisions that state promised goods and services will perform and operate in all material respects as defined in the respective agreements. The Company has determined that these represent assurance-type warranties and, therefore, are outside the scope of ASC 606. These warranties will continue to be accounted for under the provisions of ASC Topic 460-10, Guarantees. To date, the Company has not incurred any material costs as a result of such commitments.
Variable Consideration:
Revenue is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. The amount of variable consideration that is included in the transaction price may be constrained, and

EverCommerce Inc.
Notes to Consolidated Financial Statements
is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty is resolved.
The transaction consideration within the Company’s contracts may be entirely variable or contain a variable component. When permitted, the Company applies the variable consideration allocation exception. This exception is generally met for transaction fees, marketing technology solutions and professional services charged on a time-and-materials basis. When the variable consideration allocation exception is not permitted, the Company continues to assess the underlying judgments and estimates used to determine the variable consideration as uncertainties are resolved or new information arises. Reassessment of variable consideration occurs until the underlying uncertainty is resolved.
Material Rights:
The Company’s contracts with customers may include renewal or other options at stated prices. Determining whether these options provide the customer with a material right and therefore need to be accounted for as separate performance obligations requires judgment. The price of each option must be assessed to determine whether it is reflective of the stand-alone selling price or is reflective of a discount that the customer only received as a result of its prior purchase (a material right). Certain term license and marketing service arrangements contain a material right related to the customer’s ability to renew at an incremental discount. Transaction consideration allocated to the material right is recognized over the expected renewal period, which begins at the end of the initial contractual term and is generally five years.
Significant financing component:
The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. The Company’s revenue arrangements are typically accounted for under such expedient as payments are within one year of transfer of the performance obligations.
Other considerations:
The Company has elected a policy to exclude from the transaction price all sales taxes assessed by governmental authorities and as a result, revenue is presented net of tax.
The Company has elected to account for shipping and handling activities as fulfillment activities and recognize the associated expense when the transfer of control of the product has occurred, as permitted under the shipping and handling activities practical expedient.
Cost of Revenues
Cost of revenues consists of expenses related to delivering our services and products and providing support to our customers and includes employee costs and related overhead, customer credit card processing fees, targeted mail costs, third party fulfillment costs and software hosting expenses.
Advertising
The Company expenses the costs of advertising as incurred. Advertising costs are incurred primarily for internet-based advertising. Included in sales and marketing expenses on the consolidated statements of operations and comprehensive loss are charges for advertising of $19.3 million, $8.7 million and $5.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Stock-based Compensation
The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), with respect to stock-

EverCommerce Inc.
Notes to Consolidated Financial Statements
based compensation. Stock-based compensation, including grants of stock options and restricted stock units, are valued at fair value on the date of grant and are generally expensed on a straight-line basis over the applicable service period.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of options granted with time-based vesting. The following inputs are considered in estimating the fair value: the fair value of the common stock, expected volatility, expected term, risk-free interest rate and expected dividends. The Company does not have a sufficient third-party history of market prices of its common stock, and as such volatility is estimated, using historical volatilities of comparable public entities for the valuation of its stock options. At the point when the Company has sufficient and meaningful trading history of its stock, it will calculate volatility based on its own trading history. For the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”) (refer to Note 11 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K), the term of the ESPP is short enough given the six month purchase window that the Company uses its historical trading history as an input for the Black-Scholes calculation to support the value of the ESPP. The expected term represents the estimated average period of time that the option will remain outstanding. Since the Company does not have sufficient historical data for the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term. Once the Company has sufficient historical data for the exercise of its options it will use Company-specific data. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on history and the expectation of paying no dividends.
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the financial statements, is based on awards that are ultimately expected to vest.
Income Taxes
The Company is a C corporation for federal income tax purposes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
The Company records uncertain tax positions in accordance with ASC Topic 740, Income Taxes (“ASC 740”), on the basis of a two-step process in which (i) it is determined whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. When applicable, interest and penalties relating to any such uncertain tax positions are recorded as part of income tax expense.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The Company includes cumulative foreign currency translation adjustments in comprehensive loss as described below.
Net Loss per Share Attributable to Common Stockholders
The Company computes net loss per share attributable to its common stockholders using the two-class method required for participating securities, which determines net loss per common share and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and

EverCommerce Inc.
Notes to Consolidated Financial Statements
participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends, but did not contractually require the holders of such shares to participate in the Company’s losses. As such, net losses for the periods presented were not allocated to these securities. In connection with the IPO, all of the Company’s then outstanding convertible preferred stock converted into shares of common stock on a one-for-one basis. Diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Refer to Note 12 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.
Foreign Currency Translation
The financial results of certain of the Company’s foreign subsidiaries are translated into U.S. dollars upon consolidation. Assets and liabilities of foreign subsidiaries that operate primarily in a functional currency other than the U.S. dollar are translated using the current exchange rate in effect at the consolidated balance sheet date (the Spot Rate). Revenues and expenses are translated using the average exchange rate in effect during the period in which they are recognized. The gains and losses from foreign currency translation of these subsidiaries’ financial statements are recorded directly as a separate component of stockholders’ deficit and represent the majority of the balance within accumulated other comprehensive income on the consolidated balance sheets. The functional currencies of the Company’s significant foreign operations include the Canadian dollar, Great British Pound and New Zealand dollar.
For the Company’s foreign subsidiaries that operate primarily in the U.S. dollar, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at the Spot Rate in effect at the consolidated balance sheet date. Non-monetary assets and liabilities are remeasured using historical exchange rates. Income and expense elements are remeasured using average exchange rates in effect during the period in which the elements are recognized within the consolidated statements of operations and comprehensive loss.
Emerging Growth Company
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period under the JOBS Act until the earlier of the date that it is (i) no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The adoption dates are discussed below to reflect this election within the Recently Issued Accounting Pronouncements section.
Recently Issued Accounting Pronouncements
Accounting pronouncements issued and adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740); Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted this ASU for the year ended December 31, 2021 and it did not have a material impact on its financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 eliminates the cash conversion and beneficial conversation feature models in ASC 470-20 that require an issuer of certain convertible debt and preferred stock to separately account for embedded conversion features as a component of equity. Instead,

EverCommerce Inc.
Notes to Consolidated Financial Statements
an issuer will account for these securities as a single unit of account, unless the conversion feature meets certain criteria. As further discussed in Note 10 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K, the Company issued Series C Convertible Preferred Stock (“Series C”) during the year ended December 31, 2021. As a result of adopting ASU 2020-06, the Company was not required to determine whether bifurcation of an embedded conversion feature from the host instruments was necessary.
Accounting pronouncements not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. The ASU affects all companies that lease assets such as real estate and equipment for a period for more than 12 months, and will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The updated standard will be effective for annual reporting periods beginning after December 15, 2021. Based on management’s current assessment, the impact of adoption will result in an additional right-of-use asset and corresponding lease liability presented on the consolidated balance sheet, largely comprised of its future real estate lease obligations in Note 16 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K along with any embedded leases in service contracts. Based on our assessment through December 31, 2021, we expect no material impact to the consolidated statement of operations and comprehensive loss; however, management’s analysis of the impact of adoption is not complete.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company’s accounts receivable and contract assets. This updated standard will be effective for annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 606) (“ASU 2021-08”), which amends the guidance in ASC 805 to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The FASB’s objective in issuing the ASU is to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity and inconsistency related to both the recognition of an acquired contract liability and payments terms’ effects on subsequent revenue recognized by the acquirer. This updated standard will be effective for annual reporting periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating whether it will early adopt this standard. The impact of adoption is unknown as it will be based on any potential acquisitions consummated in the year of adoption.
Note 3.Acquisitions
2021 Acquisitions
During 2021, the Company completed five business acquisitions in conjunction with the execution of its long-term plans and objectives in building a service commerce platform supporting the success of SMBs. All of the acquisitions qualified as business combinations under ASC Topic 805, Business Combinations (“ASC 805”). Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition date fair values, with any excess consideration recognized as goodwill. Goodwill primarily represents the value associated with the assembled workforce, and expected synergies subsumed into goodwill.
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
and estimates were involved in the application of these valuation methods, including revenue forecasts, expected competition, costs of revenues, obsolescence, tax rates, capital spending, discount rates and working capital changes. Cash flow forecasts were generally based on pre-acquisition forecasts coupled with estimated revenues and cost synergies available to a market participant.
The Company’s consolidated statements of operations and comprehensive loss include $8.4 million of acquisition related transaction costs in general and administrative for acquisitions consummated in 2021. For the year ended December 31, 2021 the Company recognized revenue of $21.6 million related to acquisitions consummated in 2021.
Each acquisition allows for an adjustment to the purchase price to be made subsequent to the transaction closing date based on the actual amount of working capital and cash delivered to the Company. The consideration paid and purchase price allocations disclosed reflect the effects of these adjustments.
The allocation of purchase consideration related to certain 2021 acquisitions is considered preliminary with provisional amounts related to tax-related and other items.
The following table summarizes the estimated fair values of consideration transferred, assets acquired and liabilities assumed for each acquisition in 2021:

	Briostack	PulseM	MDTech	Timely	DrChrono	Total
	(in thousands)

Cash	$34,441	$34,430	$15,751	$99,820	$181,919	$366,361
Rollover equity	726	—	—	—	—	726
Total consideration	$35,167	$34,430	$15,751	$99,820	$181,919	$367,087

Net assets acquired:
Cash and cash equivalents	$17	$—	$100	$1,170	$130	$1,417
Accounts receivable, trade	156	—	175	290	3,344	3,965
Other receivables	222	151	48	95	149	665
Contract assets	—	—	—	—	1,172	1,172
Prepaid expenses and other current assets	53	32	34	128	3,115	3,362
Property and equipment	22	4	16	219	226	487
Other non-current assets	144	3	—	52	23	222
Intangible—developed technology	1,360	2,380	1,640	7,014	8,480	20,874
Intangible—customer relationships	4,800	12,510	5,830	28,836	53,970	105,946
Intangible—trade name	390	260	200	1,414	3,250	5,514
Intangible—non-compete agreements	23	10	10	63	10	116
Goodwill	28,274	22,866	7,899	69,737	126,947	255,723
Deferred tax asset	1	—	2	3,397	—	3,400
Accounts payable	(33)	(113)	(44)	(230)	(2,749)	(3,169)
Other current liabilities	(28)	—	—	(670)	(2,086)	(2,784)
Accrued expenses and other	(206)	(99)	(116)	(940)	(2,948)	(4,309)
Deferred tax liability	—	(3,538)	—	(10,463)	(10,740)	(24,741)
Deferred revenue	(28)	(36)	(43)	(292)	(374)	(773)
Total net assets acquired	$35,167	$34,430	$15,751	$99,820	$181,919	$367,087

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
PulseM
On March 17, 2021, the Company acquired 100% of the interest of Speetra, Inc. dba PulseM (“PulseM”), a provider of enterprise-level reputation management software for small businesses, for $34.4 million.
MDTech
On July 8, 2021, the Company acquired 100% of the interest of PM Ventures, LLC dba MDTech (“MDTech”), a provider of electronic charge capture solutions to physicians via its SaaS-based MD Coder application and suite of add-ons, for $15.8 million.
Timely
On July 8, 2021, the Company acquired 100% of the interest of Timely Ltd. (“Timely”), a booking and Business Management Software company, for $99.8 million. Timely is based in New Zealand and has operations in the United Kingdom and Australia, as well.
DrChrono
On November 18, 2021, the Company acquired 100% of the interest of DrChrono Inc. (“DrChrono”), an electronic health record and practice management provider, for $181.9 million.
With respect to total goodwill recognized for the business acquisitions consummated during the year ended December 31, 2021, the Company expects that $36.1 million of goodwill will be deductible for income tax purposes.
2020 Acquisitions
During 2020, the Company completed 9 business acquisitions in conjunction with the execution of its long-term plans and objectives in building a service commerce platform supporting the success of SMBs. All of the acquisitions qualified as business combinations under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition date fair values, with any excess consideration recognized as goodwill. Goodwill primarily represents the value associated with the assembled workforce, and expected synergies subsumed into goodwill.
Assets acquired and liabilities assumed in connection with each acquisition have been recorded at their fair values. Fair values were determined by management using the assistance of third-party valuation specialists. The valuation methods used to determine the fair value of intangible assets included the income approach—relief from royalty method for developed technology and trade name, the income approach— excess earnings method for customer relationships including government contracts and the comparative business valuation method for non-compete agreements. A Monte Carlo simulation was used as the valuation method to determine the fair value of earnout liabilities. A number of assumptions and estimates were involved in the application of these valuation methods, including revenue forecasts, expected competition, costs of revenues, obsolescence, tax rates, capital spending, discount rates and working capital changes. Cash flow forecasts were generally based on pre-acquisition forecasts coupled with estimated revenues and cost synergies available to a market participant.
The Company’s consolidated statements of operations and comprehensive loss include $15.5 million of acquisition related transaction costs within general and administrative for acquisitions consummated in 2020. For the year ended December 31, 2020 the Company recognized revenue of $62.3 million related to acquisitions consummated in 2020.

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
The following table summarizes the estimated fair values of consideration transferred, assets acquired and liabilities assumed for each acquisition in 2020:

	Remodeling	Qiigo	AlertMD	Invoice Simple
	(in thousands)

Cash	$25,909	$21,564	$21,853	$32,507
Rollover equity	—	619	—	—
Fair value of earnout	2,455	—	—	—
Total consideration	$28,364	$22,183	$21,853	$32,507

Net assets acquired:
Cash and cash equivalents	$520	$3	$—	$598
Accounts receivable, trade	3,401	321	510	688
Other receivables	6	—	—	271
Contract assets	85	249	—	—
Prepaid expenses and other current assets	95	74	11	57
Property and equipment	65	114	58	184
Other non-current assets	—	757	—	—
Intangible—developed technology	1,480	2,120	2,030	1,530
Intangible—customer relationships	11,380	11,110	13,490	17,970
Intangible—trade name	570	710	260	190
Intangible—non-compete agreements	110	40	40	60
Goodwill	12,843	7,405	5,531	18,474
Deferred tax asset, net	—	177	—	—
Accounts payable	(1,564)	(148)	—	(498)
Accrued expenses and other	(291)	(565)	(24)	(412)
Customer deposits	(85)	—	—	(1,229)
Deferred tax liability, net	(251)	—	—	(5,360)
Deferred Revenue	—	(184)	(53)	(16)
Total net assets acquired	$28,364	$22,183	$21,853	$32,507

EverCommerce Inc.
Notes to Consolidated Financial Statements

	Brighter Vision	Socius	Service Fusion	My PT Hub
	(in thousands)

Cash	$17,350	$15,670	$122,333	$10,681
Rollover equity	127	—	—	—
Fair value of earnout	—	—	—	1,016
Total consideration	$17,477	$15,670	$122,333	$11,697

Net assets acquired:
Cash and cash equivalents	$112	$46	$660	$315
Accounts receivable, trade	2	908	38	7
Other receivables	35	79	686	73
Prepaid expenses and other current assets	48	23	192	45
Property and equipment	26	36	139	209
Other non-current assets	9	—	180	19
Intangible—developed technology	760	1,350	2,820	586
Intangible—customer relationships	6,150	9,900	25,680	1,918
Intangible—trade name	330	520	1,330	140
Intangible—non-compete agreements	20	40	70	13
Goodwill	12,090	3,326	93,717	9,110
Accounts payable	(61)	(79)	(215)	(209)
Other current liabilities	—	—	(57)	—
Accrued expenses and other	(210)	(450)	(872)	(162)
Deferred tax liability, net	(1,734)	—	(1,713)	(286)
Deferred Revenue	(100)	(29)	(322)	(81)
Total net assets acquired	$17,477	$15,670	$122,333	$11,697

EverCommerce Inc.
Notes to Consolidated Financial Statements

	Updox	Other	Total
	(in thousands)

Cash	$142,527	$85	$410,479
Rollover equity	573	—	1,319
Fair value of earnout	—	—	3,471
Total consideration	$143,100	$85	$415,269

Net assets acquired:
Cash and cash equivalents	$4,994	$—	$7,248
Accounts receivable, trade	981	—	6,856
Other receivables	628	—	1,778
Contract assets	—	—	334
Prepaid expenses and other current assets	640	—	1,185
Property and equipment	1,610	—	2,441
Other non-current assets	377	—	1,342
Intangible—developed technology	7,870	11	20,557
Intangible—customer relationships	48,150	72	145,820
Intangible—trade name	2,620	2	6,672
Intangible—non-compete agreements	110	—	503
Goodwill	78,259	—	240,755
Deferred tax asset, net	58	—	235
Accounts payable	(1,152)	—	(3,926)
Other current liabilities	(41)	—	(98)
Accrued expenses and other	(1,482)	—	(4,468)
Customer deposits	—	—	(1,314)
Deferred tax liability, net	—	—	(9,344)
Deferred Revenue	(522)	—	(1,307)
Total net assets acquired	$143,100	$85	$415,269
Remodeling
On January 6, 2020, the Company acquired 100% of the interest of Azar, LLC and Alnashmi for Digital Marketing, LLC (“Remodeling”), an online platform that connects homeowners with home improvement companies, for $28.4 million.
Under the terms of the purchase agreement, the Company is required to pay the seller an earnout based on achieving $6.6 million and $5.0 million of total revenue during calendar years ended 2020 and 2019, respectively. The earnout amount will be $2.0 million per year, if the target is met; no consideration will be paid if the target is not met. At the acquisition date, the Company determined the fair value of the earnout to be $2.5 million and has included the amount in the total consideration above. The 2019 earnout target was met and the earnout of $2.0 million was paid in 2020. At December 31, 2020, the Company concluded that the 2020 earnout target was not met and released the remaining liability with a corresponding gain of $0.5 million recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss.
Qiigo
On January 16, 2020, the Company acquired 100% of the interest of Qiigo, LLC (“Qiigo”), a local marketing agent that builds brand unity and helps national brands and their franchises boost their qualified leads, for $22.2 million.

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
Service Fusion
On October 17, 2020, the Company acquired 100% of the interest of FSM Technologies, LLC (“Service Fusion”), a provider of an end-to-end field service management SaaS platform, for $122.3 million.
My PT Hub
On November 18, 2020, the Company acquired 100% of the interest of Fitii, Limited and Fitii LLC (collectively “My PT Hub”), a provider of software that enables gym and health club customers to improve monthly collections, generate new business, enhance member engagement, increase retention and automate business processes, for $11.7 million.
Under the terms of the purchase agreement, the Company is required to pay the seller an earnout based on achieving $4.6 million of total revenue during calendar year end 2021. The earnout amount will be $1.0 million, if the target is met; no consideration will be paid if the target is not met. At the acquisition date, the Company determined the fair value of the earnout to be $1.0 million and has included the amount in the total consideration above. At December 31, 2021, the Company concluded that the earnout target was not met and released the remaining liability with a corresponding gain of $1.0 million recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss.
Updox
On December 16, 2020, the Company acquired 100% of the interest of Updox, LLC (“Updox”), a provider of a healthcare customer relationship management solution, for $143.1 million. Under the terms of the purchase

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
2019 Acquisitions
During 2019, the Company completed 13 business acquisitions in conjunction with the execution of its long-term plans and objectives in building a service commerce platform supporting the success of SMBs. All of the acquisitions qualified as business combinations under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition date fair values, with any excess consideration recognized as goodwill. Goodwill primarily represents the value associated with the assembled workforce, and expected synergies subsumed into goodwill.
Assets acquired and liabilities assumed in connection with each acquisition have been recorded at their fair values. Fair values were determined by management using the assistance of third-party valuation specialists. The valuation methods used to determine the fair value of intangible assets included the income approach—relief from royalty method for developed technology and trade name, the income approach— excess earnings method for customer relationships including government contracts and the comparative business valuation method for non-compete agreements. A Monte Carlo simulation was used as the valuation method to determine the fair value of earnout liabilities. A number of assumptions and estimates were involved in the application of these valuation methods, including revenue forecasts, expected competition, costs of revenues, obsolescence, tax rates, capital spending, discount rates and working capital changes. Cash flow forecasts were generally based on pre-acquisition forecasts coupled with estimated revenues and cost synergies available to a market participant.
The Company’s consolidated statements of operations and comprehensive loss include $14.1 million of acquisition related transaction costs within general and administrative for acquisitions consummated in 2019. For the year ended December 31, 2019 the Company recognized revenue of $60.8 million million related to acquisitions consummated in 2019.
Each acquisition allows for an adjustment to the purchase price to be made subsequent to the transaction closing date based on the actual amount of working capital and cash delivered to the Company. The consideration paid and purchase price allocations disclosed reflect the effects of these adjustments.

EverCommerce Inc.
Notes to Consolidated Financial Statements
The following table summarizes the estimated fair values of consideration transferred, assets acquired and liabilities assumed for each acquisition in 2019:

	AllMeds	Secure Global Solutions	HSR-FL	Saber Marketing	Studio Director
	(in thousands)

Cash	$30,305	$9,319	$971	$627	$47,445
Rollover equity	—	—	—	—	—
Fair value of earnout	—	—	—	—	—
Total consideration	$30,305	$9,319	$971	$627	$47,445

Net assets acquired:
Cash and cash equivalents	$113	$38	$—	$—	$325
Accounts receivable, trade	1,144	780	40	1	—
Contract assets	143	172	28	23	244
Prepaid expenses and other current assets	2,083	102	—	2	11
Property and equipment	76	47	—	—	—
Other non-current assets	1	89	—	—	—
Intangible—developed technology	3,068	600	—	—	950
Intangible—customer relationships	14,868	4,000	1,017	707	20,150
Intangible—trade name	775	300	—	—	300
Intangible—non-compete agreements	8	—	—	—	130
Goodwill	15,646	3,359	212	143	25,803
Deferred tax asset, net	—	2	—	5	1
Accounts payable	(488)	(6)	—	—	—
Accrued expenses and other	(3,901)	(49)	—	—	(305)
Deferred revenue	(808)	(115)	—	(254)	(25)
Customer deposits	—	—	(326)	—	(139)
Deferred tax liability, net	(2,423)	—	—	—	—
Total net assets acquired	$30,305	$9,319	$971	$627	$47,445

EverCommerce Inc.
Notes to Consolidated Financial Statements

	33 Mile Radius	eProvider Solutions	CollaborateMD	Security Information Systems	American Service Finance
	(in thousands)

Cash	$9,199	$8,808	$76,197	$67,246	$33,179
Rollover equity	359	—	—	—	—
Fair value of earnout	—	—	—	62	—
Total consideration	$9,558	$8,808	$76,197	$67,308	$33,179

Net assets acquired:
Cash and cash equivalents	$228	$—	$232	$145	$2,530
Accounts receivable, trade	18	352	175	1,608	85
Contract assets	—	—	35	216	—
Prepaid expenses and other current assets	60	32	929	115	566
Property and equipment	—	—	1,205	46	1,793
Other non-current assets	3	1	101	—	277
Intangible—developed technology	480	800	6,100	4,450	350
Intangible—customer relationships	5,440	4,200	28,800	3,400	10,600
Intangible—trade name	170	200	800	600	450
Intangible—non-compete agreements	50	50	80	—	—
Intangible—government contracts	—	—	—	28,600	—
Goodwill	3,460	3,312	40,196	29,171	19,717
Deferred tax asset, net	—	—	—	15	—
Accounts payable	(37)	(25)	(227)	(3)	—
Accrued expenses and other	(314)	(114)	(2,202)	(238)	(3,189)
Deferred revenue	—	—	—	(570)	—
Customer deposits	—	—	(27)	(247)	—
Total net assets acquired	$9,558	$8,808	$76,197	$67,308	$33,179

EverCommerce Inc.
Notes to Consolidated Financial Statements

	Jimmy Marketing	Clubwise	Roofsnap	Total
	(in thousands)

Cash	$7,077	$15,454	$10,049	$315,876
Rollover equity	—	1,377	—	1,736
Fair value of earnout	—	1,782	—	1,844
Total consideration	$7,077	$18,613	$10,049	$319,456

Net assets acquired:
Cash and cash equivalents	$—	$1,428	$383	$5,422
Accounts receivable, trade	134	68	—	4,405
Contract assets	15	—	—	876
Prepaid expenses and other current assets	410	236	20	4,566
Property and equipment	—	153	22	3,342
Other non-current assets	—	—	—	472
Intangible—developed technology	—	1,613	760	19,171
Intangible—customer relationships	3,390	9,032	4,470	110,074
Intangible—trade name	120	323	60	4,098
Intangible—non-compete agreements	150	13	100	581
Intangible—government contracts	—	—	—	28,600
Goodwill	3,491	9,409	4,491	158,410
Deferred tax asset, net	1	—	3	27
Accounts payable	(3)	(82)	—	(871)
Accrued expenses and other	(492)	(1,708)	(185)	(12,697)
Deferred revenue	(100)	—	(75)	(1,947)
Customer deposits	(39)	—	—	(778)
Deferred tax liability, net	—	(1,872)	—	(4,295)
Total net assets acquired	$7,077	$18,613	$10,049	$319,456
AllMeds
On January 9, 2019, the Company acquired 100% of the voting equity interest of AllMeds, Inc., a provider of offerings to enable its customers, physician practices, to offload and automate manual processes, optimize operational efficiency and improve claim submission and reimbursement processes, for $30.3 million.
Secure Global Solutions
On January 16, 2019, the Company acquired 100% of the voting equity interest of Secure Global Solutions, LLC, a provider of central station automation and network solutions for the alarm monitoring industry, for $9.3 million.
HSR-FL
On January 18, 2019, the Company acquired certain assets of Home Services Review of Florida, Inc. (“HSR-FL”), a provider of homeowner referral services for home improvement and repair services through an annual printed Homeowner Referral Guidebook and associated web site and mobile applications, for $1.0 million.
Saber Marketing
On January 22, 2019, the Company acquired certain assets and liabilities of Saber Marketing Group, LLC, a

EverCommerce Inc.
Notes to Consolidated Financial Statements
provider of homeowner referral services for home improvement and repair services through an annual printed Homeowner Referral Guidebook and associated web site and mobile applications, for $0.6 million.
Studio Director
On February 14, 2019, the Company acquired 100% of the voting equity interest of OnVision Solutions, Inc., dba The Studio Director (“Studio Director”), a provider of cloud-based Business Management Software solutions for children’s activities centers to more effectively and efficiently run the centers’ businesses, for $47.4 million.
33 Mile Radius
On February 21, 2019, the Company acquired 100% of the voting equity interest of 33 Mile Radius LLC, a provider of customer leads to disaster mitigation contractors to help them generate revenue and grow their businesses, for $9.6 million. Under the terms of the purchase agreement, certain members of 33 Mile Radius LLC received 180,574 shares of common stock rollover equity. The Company assessed the fair value of the shares at $0.4 million by applying a market approach. The fair value of the rollover equity is reflected in the total consideration above.
eProvider Solutions
On March 1, 2019, the Company acquired 100% of the voting equity interest of eProvider Solutions, LLC, an insurance clearinghouse that provides cloud-based claims processing software and services to connect healthcare institutions and providers with patients and insurance payors, for $8.8 million.
CollaborateMD
On March 19, 2019, the Company acquired 100% of the voting equity interest of CollaborateMD, Inc., a leading SaaS-based provider of practice management and medical billings solutions to small-to-medium sized physician practices and outsourced medical billings companies, for $76.2 million.
Security Information Systems
On June 11, 2019, the Company acquired 100% of the voting equity interest of Security Information Systems, Inc., a provider of central station alarm monitoring and dispatch platform solutions to customers in the security and defense industries, for $67.3 million.
American Service Finance
On August 20, 2019, the Company acquired certain assets and liabilities of American Service Finance Corporation, a provider of payment and billing solutions for health clubs, fitness clubs and martial arts studios, for $33.2 million.
Jimmy Marketing
On August 20, 2019, the Company acquired 100% of the voting equity interest of JE2000, LLC dba Jimmy Marketing, a provider of performance marketing and lead generation solutions that allow companies in the medical services industry to maximize patient intake and retention, for $7.1 million.
ClubWise
On October 25, 2019, the Company acquired 100% of the voting equity interest of ClubWise Software Limited and ClubWise Software Pty. Ltd (collectively “ClubWise”), a provider of software that enables gym and health club customers to improve monthly collections, generate new business, enhance member engagement, increase retention and automate business processes to improve efficiency, for $18.6 million. Under the terms of the purchase agreement, certain stockholders of ClubWise received 283,286 shares of common stock rollover equity. The Company assessed the fair value of the shares at $1.4 million by applying a market approach. The fair value of the rollover equity is reflected in the total consideration above.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Under the terms of the purchase agreement, the Company is required to pay the seller an earnout of up to $2.0 million. The earnout is based on the acquired entity achieving $5.4 million of total revenue during calendar years 2020 and 2021. The 2020 earnout target was met and the earnout of $1.3 million was paid in 2021. If the revenue target is met for 2021, the payment to the sellers will be $0.7 million. At the acquisition date, the Company determined the fair value of the earnout to be $1.8 million and has included the amount in the total consideration above. At December 31, 2020, the Company re-evaluated the fair value of the earnout and concluded that it remained $1.8 million. During 2021, the Company concluded that the 2020 earnout target was met and increased the liability with a corresponding loss of $0.9 million recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss. At December 31, 2021, the Company has re-evaluated the fair value of the earnout and concluded that it remains $0.7 million.
RoofSnap
On December 27, 2019, the Company acquired 100% of the voting equity interest of RoofSnap LLC, a provider of roof measuring and estimating solutions to small, individual and commercial contractors and independent adjusters, for $10.0 million.
With respect to total goodwill recognized for the business acquisitions consummated during the year ended December 31, 2019, the Company expects that $133.3 million of goodwill will be deductible for income tax purposes.
Pro Forma Results of Acquisitions (unaudited)
The following table presents unaudited pro forma consolidated results of operations for the years ended December 31, 2021, 2020 and 2019 as if the aforementioned 2021, 2020 and 2019 acquisitions had occurred as of January 1, 2019. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense of $8.2 million, $23.1 million and $43.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, to account for funds borrowed earlier, issuance of our common shares at earlier dates which impacts the calculation of basic and diluted net loss per share, removal of transaction costs of $8.4 million, $15.6 million and $14.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, and additional amortization of $9.6 million, $24.1 million and $43.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, resulting from the amortization of intangible assets beginning as of January 1, 2019. We prepared the pro forma financial information for the combined entities for comparative purposes only, and the information is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, nor is the information intended to represent or be indicative of future results of operations.

	Year ended December 31,
	2021 Pro Forma	2020 Pro Forma	2019 Pro Forma
	(unaudited)
	(in thousands, except per share amounts)

Total revenue	$536,936	$442,095	$408,331
Net loss	$(98,589)	$(113,501)	$(161,500)
Adjustments to net loss (see Note 12)	(15,105)	(67,811)	(289,336)
Net loss attributable to common stockholders	$(113,694)	$(181,312)	$(450,836)

Basic and diluted net loss per share attributable to common stockholders	$(0.97)	$(4.34)	$(16.63)

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 4.Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Year ended December 31,
	2021	2020	2019
	(in thousands)

By pattern of recognition (timing of transfer of services):
Point in time	$49,338	$45,589	$21,968
Over time	440,801	291,936	220,174
Total	$490,139	$337,525	$242,142
By Geographical Market:
United States	$447,232	$310,472	$230,560
International	42,907	27,053	11,582
Total	$490,139	$337,525	$242,142
Contract Balances
Supplemental balance sheet information related to contracts from customers is as follows:

	December 31,
	2021	2020
	(in thousands)

Accounts receivables	$40,514	$24,966
Contract assets	$11,039	$9,838
Deferred revenue	$22,992	$13,621
Customer deposits	$9,828	$8,247
Long-term deferred revenue	$2,803	$2,297
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
Contract liabilities: Contract liabilities represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Short-term contract liabilities are included within deferred revenue on the consolidated balance sheets. Long-term contract liabilities are included within long-term deferred revenue on the consolidated balance sheets. Revenue recognized from the

EverCommerce Inc.
Notes to Consolidated Financial Statements
contract liability balance at December 31, 2020 was $13.6 million for the year ended December 31, 2021. Revenue recognized from the contract liability balance at December 31, 2019 was $11.6 million for the year ended December 31, 2020.
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
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Variable consideration accounted for under the variable consideration allocation exception associated with unsatisfied performance obligations or an unsatisfied promise that forms part of a single performance obligation under application of the series guidance have been excluded. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription and marketing technology solutions revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of December 31, 2021 was $22.4 million. The Company expects to recognize approximately 50% of its remaining performance obligations as revenue within the next year, 29% of its remaining performance obligations as revenue the subsequent year, 18% of its remaining performance obligations as revenue in the third year, and the remainder during the two-year period thereafter.
Cost to Obtain and Fulfill a Contract
The Company incurs certain costs to obtain contracts, principally sales, third-party commissions and third-party fulfillment fees, which the Company capitalizes when the liability has been incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year (as the Company has elected the practical expedient to expense any costs to obtain a contract when the liability is incurred if the amortization period of such costs would be one year or less).
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s consolidated balance sheets. The costs to obtain contracts are amortized over five years, which corresponds with the useful life of the related capitalized software. Short-term assets were $4.8 million and $2.7 million at December 31, 2021 and 2020, respectively, and long-term assets were $11.9 million and $7.2 million at December 31, 2021 and 2020, respectively. The Company recorded $2.9 million, $2.0 million and $0.8 million of amortization expense related to assets for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in sales and marketing expense on the consolidated statements of operations and comprehensive loss, as well as $1.0 million, $0.3 million and $0.1 million, respectively, which is included in cost of revenues expense on the consolidated statements of operations and comprehensive loss.
The Company has concluded that there are no other material costs incurred in fulfillment of customer contracts, that are not accounted for under other GAAP, which meet the capitalization criteria under ASC 606 and ASC Topic 340-40, Accounting for Other Assets and Deferred Costs (“ASC 350-40”).

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 5.Goodwill
Goodwill consisted of the following as of December 31, 2021 and 2020 (in thousands):

Balance, January 1, 2020	$426,568
Additions	240,755
Effect of foreign currency exchange rate changes	828
Balance, December 31, 2020	668,151
Additions	255,723
Measurement period adjustments	293
Effect of foreign currency exchange rate changes	(2,751)
Balance, December 31, 2021	$921,416
Note 6.Intangible Assets
Intangible assets consisted of the following:

	December 31, 2021
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$607,625	$187,556	$420,069
Developed content and technology	2-12 years	106,162	42,215	63,947
Trademarks and trade names	3-10 years	38,218	14,540	23,678
Non-compete agreements	2-5 years	2,409	1,568	841
Total		$754,414	$245,879	$508,535

	December 31, 2020
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$502,614	$113,934	$388,680
Developed content and technology	2-12 years	85,510	27,311	58,199
Trademarks and trade names	3-10 years	32,729	10,151	22,578
Non-compete agreements	3-5 years	2,295	1,023	1,272
Total		$623,148	$152,419	$470,729
Amortization expense was $93.4 million, $70.6 million and $49.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The weighted average useful life of intangible assets acquired is 10.5 years, 11.4 years and 13.2 years for the years ended December 31, 2021, 2020 and 2019, respectively.
In determining the useful life for each category of intangible asset, the Company considered the following: the expected use of the intangible, the longevity of the brand and considerations for obsolescence, demand, competition and other economic factors.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Amortization expense for the Company’s intangible assets are as follows (in thousands):

Year ended December 31,
2022	$100,606
2023	90,903
2024	75,430
2025	63,473
2026	49,077
Thereafter	129,046
Total amortization expense for the Company’s intangible assets	$508,535
Note 7.Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2021	2020
	(in thousands)

Computer equipment and software	$8,191	$5,455
Furniture and fixtures	3,667	3,728
Leasehold improvements	12,032	11,886
Total property and equipment	23,890	21,069
Less accumulated depreciation	(10,381)	(6,364)
Property and equipment, net	$13,509	$14,705
Depreciation expense was $4.1 million, $4.0 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 8.Capitalized Software
Capitalized software consisted of the following:

	December 31,
	2021	2020
	(in thousands)

Capitalized software	$31,960	$20,339
Less accumulated amortization	(7,960)	(4,270)
Capitalized software, net	$24,000	$16,069
Amortization expense was $3.7 million, $2.4 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. During the ordinary course of business, the Company may determine that certain capitalized features of its software will no longer be used either internally or to deliver value to its customers. During the year ended December 31, 2021 the Company recorded a charge to general and administrative expense on the accompanying consolidated statements of operations and comprehensive loss for $0.7 million related to capitalized features no longer expected to be used.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 9.Long-term debt
Long-term debt consisted of the following:

	December 31,
	2021	2020
	(in thousands)

Term notes with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate, plus an applicable margin of 3.25% (3.50% at December 31, 2021) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2028	$548,625	$—
Revolver with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate, plus an applicable margin of 3.25% (3.50% at December 31, 2021), and outstanding balance due July 2026	—	—
Term notes with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate, plus an applicable margin of 5.50% (5.65% at December 31, 2020) quarterly principal payments of 0.25% of original principal balance with balloon payment due August 2025	—	720,964
Asset purchase agreement related to acquisition of Service Nation, Inc., zero-interest unsecured debt (effective interest of 10%) with principal payments due monthly through February 2021	—	15
Subordinated unsecured promissory note related to acquisition of Service Nation, Inc., interest paid-in-kind, interest rate at 8.5% with balloon payment due September 2022	2,866	2,633
Subordinated unsecured promissory note related to acquisition of Technique Fitness, Inc. D/B/A Club OS, interest paid-in-kind, interest rate at 7% with balloon payment due December 2022	2,655	2,476
Principal debt	554,146	726,088

Deferred financing costs on long-term debt	(5,826)	(1,054)
Discount on long-term debt	(2,193)	(26,702)
Total debt	546,127	698,332

Less current maturities	10,943	7,294
Long-term portion	$535,184	$691,038
The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of December 31, 2021, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. If no such trading prices are available, the Company determines the fair value of long-term debt using discounted cash flows, applying current interest rates and current credit spreads, based on its own credit risk. The fair value amounts were $552.8 million and $710.3 million as of December 31, 2021 and 2020, respectively.
As of January 1, 2019, the Company issued notes in the amount of $143.0 million through Equity Sponsors (“ES Notes”). The ES Notes required monthly payments of principal and interest. Interest rates on the ES Notes were floating based on one month LIBOR plus a spread of 8.25%. The Company also had outstanding term notes payable (“Legacy Term Notes”) and subordinated promissory notes (“Legacy Subordinated Notes”) that included paid-in-kind (“PIK”) interest. The PIK interest on the legacy Term Notes bore an interest rate of 1.75% and was accrued on the last business day of each quarter. The interest on the Legacy Subordinated Notes was all PIK and was due upon maturity. Total PIK interest was $0.4 million, $0.4 million and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

EverCommerce Inc.
Notes to Consolidated Financial Statements
In August 2019, the Company entered into a credit agreement under which the Company obtained (i) a term loan of $415.0 million (“Term Loan”), (ii) commitments for delayed draw term loans (“DDTLs”) up to $135.0 million and commitments for revolving loans (“Revolver”) up to $50.0 million including commitments for the issuance of up to $10.0 million of letters of credit (together, the “Credit Facility”). During the year ended December 31, 2019 the Company received proceeds of $39.2 million in connection with the DDTLs. The Company used proceeds from the Credit Facility to repay the outstanding balance of the ES Notes and Legacy Term Notes. The Company concluded that the transaction qualified as an extinguishment of the ES Notes and Legacy Term Notes. In connection therewith, the Company recorded a loss on debt extinguishment of $15.5 million in the consolidated statements of operations and comprehensive loss.
During the year ended December 31, 2020, the Company entered into an amendment to the Credit Facility which provided an incremental commitment for additional DDTLs of $250.0 million, resulting in a total commitment for DDTLs of $385.0 million. The incremental commitment DDTLs bear the same terms and conditions as the original DDTLs within the Credit Facility. During the years ended December 31, 2021 and 2020, the Company received proceeds of $69.2 million and $264.7 million, net of discounts on long-term debt of $2.9 million and $9.0 million, respectively, in connection with the DDTLs. The Company paid commitment fees on the revolver at a variable rate that ranged from 0.375% to 0.50% per annum (based on the Company’s most recent first lien leverage ratio) and the incremental delayed draw unused commitments of 1.5% per annum paid quarterly in arrears.
In March 2020, the Company borrowed $50.0 million under the revolver at rates ranging from 5.68% to 6.25%. The Company repaid the revolver in full in September 2020 and no balance was outstanding at December 31, 2020.
In connection with the IPO, the Company refinanced the Credit Facility on July 6, 2021. The Company entered into a new credit facility (“New Credit Facility”) that initially included term loans in an aggregate principal amount of $350.0 million (“Initial New Term Loans”) and a revolver with a capacity of $190.0 million (“New Revolver”), of which it borrowed $79.0 million upon closing. The proceeds from the Initial New Term Loans and New Revolver were used in conjunction with the proceeds from the IPO to retire the existing Credit Facility.
In August 2021, the Company repaid $44.0 million of the outstanding balance of the New Revolver. In November 2021, the Company borrowed an additional $155.0 million on the New Revolver to fund the acquisition of DrChrono, which is more fully described in Note 3 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K. Additionally, the Company received additional term loans in November 2021, in an aggregate principal amount of $200.0 million (“Additional New Term Loans,” and together with the Initial New Term Loans, the “New Term Loans”), as permitted under the New Credit Facility. The proceeds of the Additional New Term Loans were used to pay the outstanding principal balance of the New Revolver of $190.0 million and for general corporate purposes.
The New Term Loans have a term of seven years, and quarterly payments of principal of $1.4 million and interest in arrears. The New Revolver has a term of five years. Borrowings under the New Credit Facility will be available as alternate base rate (“ABD”) or Eurocurrency borrowings. ABR borrowings under the New Credit Facility accrue interest at an alternate base rate plus an applicable rate, and Eurocurrency borrowings accrue interest at an adjusted LIBOR rate plus an applicable rate. The ABR rate represents the greater of the prime rate, Federal Reserve Bank of New York rate plus one half of 1%, and an adjusted LIBOR rate for a one month interest period plus 1%. At the time of origination, the applicable rate for the New Term Loans and the New Revolver was 3% for Eurocurrency borrowings and 2% for ABR borrowings, in each case subject to changed based on the Company’s first lien net leverage ratio, as defined in the New Credit Facility. The Company concluded that the refinance qualified as an extinguishment of the existing Credit Facility. In connection therewith, the Company recorded a loss on debt extinguishment of $28.7 million during the year ended December 31, 2021.
The outstanding balance of the New Credit Facility at December 31, 2021 of $548.6 million is comprised entirely of New Term Loans, with no amount outstanding on the New Revolver. The outstanding balance of the Credit Facility at December 31, 2020 of $721.0 million was comprised of $409.8 million related to the Term Loan and $311.2 million related to the aggregate DDTLs. The outstanding balance of the Legacy Subordinated Notes was $5.1 million at each of December 31, 2021 and 2020.

EverCommerce Inc.
Notes to Consolidated Financial Statements
The Company’s New Credit Facility is subject to certain financial and nonfinancial covenants and is secured by substantially all assets of the Company. As of December 31, 2021, the Company was in compliance with all of its covenants.
Aggregate maturities of the Company’s debt are as follows (in thousands):

Year ended December 31,
2022	$11,373
2023	5,500
2024	5,500
2025	5,500
2026	5,500
Thereafter	521,125
Total aggregate maturities of the Company’s debt	$554,498

Included in aggregate maturities is future paid-in-kind interest totaling $0.4 million that will accrue over the term of the related debt.
Note 10. Equity
On August 23, 2019 the Company entered into an agreement to sell a minority interest in the Company. As part of the transaction, 59.2 million Series A shares were converted into common stock. In addition, certain employees converted 2.1 million Series A shares into common stock. As a result of this transaction, the Company recorded a deemed dividend distribution of $76.9 million.
Subsequently, 32.9 million shares of common stock were sold for cash and also common stock shares were converted into Series B shares resulting in 5.2 million shares of Series B issued. Due to the Company’s involvement with the transaction and as the fair value of the Series B shares was greater than the fair value of the common stock exchanged, the Company recorded $29.0 million in additional stock-based compensation expense for the year ended December 31, 2019 within general and administrative on the consolidated statements of operations and comprehensive loss.
Certain shares of common stock were then converted into shares of newly issued Series B shares on a 1:1 basis resulting in 32.8 million Series B shares being issued. Concurrently, the Company sold 17.7 million of additional shares of Series B at a per share price of $9.14 and in October 2019, sold 0.1 million shares of Series B for no additional consideration. The Series B shares issued were initially recorded in convertible preferred stock at fair value, less issuance costs, and subsequently adjusted to their redemption value at each reporting period. As a result of this transaction, the Company recorded a deemed dividend distribution of $162.4 million.
Concurrently, the Company repurchased shares of its common stock for $9.14 per share, including shares issued upon the exercise of stock options in a cashless exercise and shares issued upon the conversion of Series A shares. The Company repurchased 2.6 million shares, net of cash paid to the holders of the common stock for $23.5 million.
Issuance costs incurred as a result of the August 2019 transaction were $25.1 million for the year ended December 31, 2019 and were allocated between the issuance of the Series B shares and repurchase of common stock based on the relative fair value of the shares issued and repurchased. The costs related to Series B share issuances were reflected as a reduction to convertible preferred stock and the costs related to the repurchase of common stock were reflected as a reduction to additional paid-in capital.
In September 2020 and October 2020, the Company sold 5.8 million and 10.6 million shares of Series B preferred stock, respectively, at a per share price of $9.12. Upon issuance, the Series B shares were recorded in convertible preferred stock and subsequently adjusted to their redemption value as of December 31, 2020. Costs incurred as a

EverCommerce Inc.
Notes to Consolidated Financial Statements
result of issuing the Series B shares were $0.1 million for the year ended December 31, 2020 and were reflected as a decrease to convertible preferred stock.
The Series A shares were redeemable upon a deemed liquidation event not solely within the Company’s control. The redemption price would have been the cash or value of the property, rights or securities paid or distributed upon a deemed liquidation event. Prior to the Second Amended and Restated Certificate of Incorporation, Series A preferred stock holders were entitled to cumulative dividends that accrued at an annual rate of 4% of the Series A preferred stock original issue price, compounded annually. The Series A preferred stock holders were not entitled to accrue additional dividends after August 23, 2019.
The Series B shares were redeemable upon a deemed liquidation event not solely within the Company’s control or upon written notice from a majority of the holders of Series B shares at any time on or after February 23, 2026. The redemption price was prescribed in the Company’s Second Amended and Restated Certificate of Incorporation, and was based on inputs including, but not limited to, the original issuance price of the Series B shares, accrued dividends whether or not declared and the fair value of common stock.
Series B holders were entitled to cumulative dividends that accrued at an annual rate of 10% of the Series B share original issue price (as adjusted in accordance with the Company’s Second Amended and Restated Certificate of Incorporation), compounded annually. The original issue price for the Series B shares issued ranged from $9.12 per share to $9.14 per share. Accumulated and undeclared Series B preferred dividends were $101.1 million and $86.0 million as of July 6, 2021 (the date on which the Series B converted to common) and December 31, 2020, respectively. Such dividends would have been payable only upon the occurrence of a deemed liquidation event or voluntary or involuntary dissolution, liquidation or winding up of the Company without certain consents required by the organizational documents of the Company.
In accordance with ASC 480, Distinguishing Liabilities from Equity, if the carrying value of redeemable preferred stock is less than its redemption value, redeemable preferred stock shall be accreted to its redemption value if it is probable it will become redeemable. Prior to March 15, 2021, the Company concluded it was probable that the Series B would become redeemable due to the passage of time. However, after that date the Company concluded that it was no longer probable that the Series B would become redeemable due to the increased likelihood of a successful IPO prior to February 23, 2025. The Company’s Series B accruing dividends comprised a component of the redemption value of such stock. The Company recorded the accretion of Series B through March 15, 2021, by increasing its carrying value and recording a corresponding reduction of additional paid-in capital by $15.1 million and $67.8 million for the years ended December 31, 2021 and 2020, respectively.
On May 5, 2021, the Company amended its Certificate of Incorporation (“Third Amended and Restated Certificate of Incorporation”) to increase the number of authorized shares of preferred stock from 125,000,000 to 140,000,000 shares. Prior to the effectiveness of the Amended and and Restated Certification of Incorporation on July 6, 2021 the Company was authorized to issue 140,000,000 shares of preferred stock, $0.00001 par value per share, of which 50,000,000 were designated as Series A, 75,000,000 were designated as Series B and 15,000,000 were designated as Series C as of such date. Each share of Series A, Series B and Series C could have been converted into common stock at any time, at the option of the holder, based on a prescribed formula set forth in the Company’s Third Amended and Restated Certificate of Incorporation. In the event of a liquidation, dissolution, winding up of the Company or other similar event, liquidation payments would have first been made to the holders of Series B, then to Series C, and then to Series A.
In May 2021, the Company issued 7.9 million shares of Series C for proceeds of $109.8 million net of issuance costs. The Series C shares were redeemable upon a deemed liquidation event not solely within the Company’s control. The redemption price would have been the cash or value of the property, rights or securities paid or distributed upon a deemed liquidation event.
Immediately prior to the closing of the IPO, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on July 6, 2021 to authorize the issuance of up to

EverCommerce Inc.
Notes to Consolidated Financial Statements
2,050,000,000 shares, par value $0.00001 per share, consisting of 2,000,000,000 shares of common stock and 50,000,000 shares of preferred stock.
On July 6, 2021, the Company completed its IPO which resulted in the issuance of common stock and conversion of preferred stock into common stock on a one-for-one basis. Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital. See further discussion in Note 2 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.
Note 11. Stock-Based Compensation
In 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the granting of stock-based awards, including stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards. The 2016 Plan allowed for the granting of stock-based awards through January 17, 2027.
In connection with the IPO, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO and, following the effectiveness of which, the Company can no longer make awards under the 2016 Plan. The 2021 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2021 Plan was 22,000,000 shares, inclusive of available shares previously reserved for issuance under the 2016 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 3% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 22,000,000 shares may be issued upon the exercise of incentive stock options.
Stock options
During the years ended December 31, 2021, 2020 and 2019, the Company granted time-based and performance-based stock options to employees and directors. Time-based options granted under the 2016 Plan vest 25% after one year, and then monthly over the next three years whereas time-based options granted under the 2021 Plan vest 25% after one year and then quarterly over the next three years. Time-based options granted under both the 2016 Plan and the 2021 Plan expire 10 years from date of grant and carry an exercise price equal to the fair market value at the date of grant as determined by the Company’s board of directors for options granted under the 2016 Plan and an exercise price equal to the closing price of the Company’s stock at the date of grant for options granted under the 2021 Plan. The overwhelming majority of performance-based options granted prior to the IPO had vesting conditions as follows: 50% of a holder’s award would have vested upon a change in control or an initial public offering if the per share cash price received in connection with such change in control or the per share offering price in such initial public offering was at least $27.41, and the other 50% of the holder’s award would have vested upon a change in control or an initial public offering if the per share cash price received in connection with such change in control or the per share offering price in such initial public offering was at least $36.54. The performance-based options generally carried an exercise price equal to the fair market value at the date of grant as determined by the board of directors and expired 10 years from date of grant. In connection with the IPO, the Company modified the performance-based stock options to market condition-based options such that 50% of a holder’s award will vest if the market price for the Company’s stock reaches and maintains a volume weighted average stock price of $27.41, and the other 50% of the holder’s award will vest if the market price for the Company’s stock reaches and maintains a volume weighted average stock price of $36.54. Each tranche of options is eligible to vest if the applicable volume weighted average stock price goal is achieved during the first measurement period of January through March of 2023, and if such goal(s) are not achieved during such period, then the tranche(s) of options are again eligible to vest during a second measurement period of April through June 2023. To date, $5.1 million of stock-based compensation expense has been recognized related to the market condition-based options.

EverCommerce Inc.
Notes to Consolidated Financial Statements
The relevant data used to determine the value of the stock options is as follows:

	December 31,
	2021	2020	2019

Weighted-average risk-free interest rate	0.97%	1.65%	2.13%
Expected term in years	6.1	6.1	5.9
Weighted-average expected volatility	48%	43%	41%
Expected dividends	0%	0%	0%
A summary of stock option activity for the year ended December 31, 2021 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(in thousands except for exercise price and term in years)

Outstanding balance at January 1, 2021	14,241	$8.49	8.6	$7,293
Granted	3,049	15.26
Exercised	(356)	3.67
Forfeited	(490)	11.17
Outstanding balance at December 31, 2021	16,444	$9.77	8.0	$101,003

Exercisable at December 31, 2021	5,883	$8.02	7.5	$45,483

The weighted-average grant date fair value of time-based stock options granted was $8.30, $1.27 and $0.42 for the years ended December 31, 2021, 2020 and 2019, respectively. The weighted-average modification date fair value of the market condition-based options modified in 2021 was $6.85. The weighted-average grant date fair value of the performance-based options granted in 2020 was $1.29. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $2.1 million, $0.1 million and $0.1 million, respectively. Compensation expense of $11.1 million, $3.1 million and $0.3 million was recognized in stock-based compensation for the years ended December 31, 2021, 2020 and 2019, respectively. Compensation expense is recorded in the consolidated statements of operations and comprehensive loss and classified based on the award recipient’s department in the Company (see table below for breakout of expense within the expense line items in the consolidated statements of operations and comprehensive loss). The unrecognized compensation expense associated with outstanding time-based stock options at December 31, 2021 was $24.7 million, which is expected to be recognized over a weighted average period of 3.88 years. The unrecognized compensation expense associated with outstanding market condition-based stock options at December 31, 2021 was $12.7 million, which is expected to be recognized on a straight-line basis over the next 15 months. Certain immaterial related tax benefits of the stock-based compensation expense and exercise of stock options have been recognized in the statement of operations and comprehensive loss for the years ended December 31, 2021 and 2020.
Restricted Stock Awards
During 2017, the Company granted 3.9 million time vesting restricted stock awards. The awards vested over a four-year period starting on October 17, 2016. On the grant date the awards were valued at $0.75 per award totaling $2.9 million. The Company recorded compensation expense for these awards on a straight-line basis over the vesting period, which approximated the service period. Compensation expense of $0.6 million and $0.7 million related to these awards was recognized in general and administrative in the statement of operations and comprehensive loss for the years ended December 31, 2020 and 2019. All such restricted stock awards were fully vested as of December 31, 2020.

EverCommerce Inc.
Notes to Consolidated Financial Statements
The Company also granted 1.6 million shares of funding restricted stock awards during the year ended December 31, 2018. The funding awards only vested in the instances in which the majority owners or the Company purchased preferred stock. The shares vested in an amount equal to a percentage of the number of preferred shares purchased by majority owners of the Company.
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
Compensation expense of $9.7 million and $7.0 million related to funding RSAs was recognized in general and administrative in the statement of operations and comprehensive loss for the years ended December 31, 2021 and 2020, respectively. In connection with the IPO, all remaining unvested funding awards were cancelled.
The summary of funding restricted stock awards activity for the years ended December 31, 2021 and 2020, is as follows:

	Awards	Weighted-Average Grant Date Fair Value
	(in thousands except for fair value)

Unvested, restricted stock awards at January 1, 2021	2,028	$5.81
Granted	—	—
Vested	(571)	17.00
Forfeited	(1,457)	17.00
Unvested, restricted stock awards at December 31, 2021	—	$—
Restricted Stock Units
During the year ended December 31, 2021, the Company issued 0.6 million time vesting restricted stock units (“RSUs”). On the grant date the awards were valued at $17.00 per share totaling $9.6 million. The awards vest over a four-year period starting on the date of grant, with 25% of the awards vesting on the one-year anniversary, and then in equal quarterly installments for the subsequent three years. The Company records compensation expense for these awards on a straight-line basis, which approximates the service period. Compensation expense of $1.2 million related to these awards was recognized in the statement of operations and comprehensive loss for the year ended December 31, 2021 and was classified based on the award recipient’s department in the Company. The unrecognized compensation expense associated with the RSUs at December 31, 2021 was $8.1 million, which is expected to be recognized over a weighted average period of 3.5 years.

EverCommerce Inc.
Notes to Consolidated Financial Statements
The summary of time vesting restricted stock units activity for the year ended December 31, 2021 is as follows:

	Units	Weighted-Average Grant Date Fair Value
	(in thousands except for fair value)

Unvested, restricted stock units at January 1, 2021	—	$—
Granted	564	17.00
Vested	—	—
Forfeited	(23)	17.00
Unvested, restricted stock units at December 31, 2021	541	$17.00
2021 Employee Stock Purchase Plan
In connection with the IPO, the Company’s board of directors adopted the 2021 Employee Stock Purchase Plan. The ESPP is designed to allow eligible employees to purchase shares of our common stock, at periodic intervals, with their accumulated payroll deductions. The ESPP consists of two components: a Section 423 component, which is intended to qualify under Section 423 of the Internal Revenue Code (the “Code”) and a non-Section 423 component, which need not qualify under Section 423 of the Code. The aggregate number of shares of common stock that were initially reserved for issuance under the ESPP is equal to the sum of (i) 4,500,000 shares and (ii) an annual increase on the first day of each calendar year beginning in 2022 and ending in and including 2031 equal to the lesser of (A) one percent (1%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by our board of directors; provided that in no event will more than 60,000,000 shares of our common stock be available for issuance under the Section 423 component of the ESPP. Compensation expense of $0.1 million related to the ESPP was recognized in the statement of operations and comprehensive loss for the year ended December 31, 2021 and classified based on the award recipient’s department in the Company.
Stock-based Compensation Expense
Stock-based compensation expense was classified in the accompanying consolidated statements of operations and comprehensive loss as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)

Cost of revenues	$39	$—	$—
Sales and marketing	506	—	—
Product development	551	—	—
General and administrative	20,999	10,721	30,079
Total stock-based compensation expense	$22,095	$10,721	$30,079

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 12. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share for the company’s common stock:

	Year ended December 31,
	2021	2020	2019
	(in thousands except share and per share amounts)

Numerator:
Net loss	$(81,966)	$(59,954)	$(93,745)
Undeclared Series A dividends	—	—	(4,532)
Accretion of Series B to redemption value	(15,105)	(67,811)	(42,126)
Deemed dividend - non-employee sale of shares to the Company	—	—	(3,393)
Deemed dividend - Series A and B stock exchange	—	—	(239,285)
Numerator for basic and diluted EPS – net loss attributable to common stockholders	$(97,071)	$(127,765)	$(383,081)

Denominator:
Denominator for basic and diluted EPS – Weighted-average shares of common stock outstanding used in computing net loss per share	117,795,280	41,696,800	27,102,531

Basic and diluted net loss per share attributable to common stockholders	$(0.82)	$(3.06)	$(14.13)
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect:

	December 31,
	2021	2020	2019

Outstanding options to purchase common stock and unvested RSUs	16,984,483	16,268,357	5,915,926
Outstanding convertible preferred stock (Series A and B)	—	117,183,540	100,716,343
Total anti-dilutive outstanding potential common stock	16,984,483	133,451,897	106,632,269
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
•Level 2: Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by

EverCommerce Inc.
Notes to Consolidated Financial Statements
observable data for substantially the full term of the assets or liabilities. The Company has no assets or liabilities valued with Level 2 inputs.
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
There were no transfers between fair value measurement levels during the years ended December 31, 2021 and 2020.
The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$14,855	$—	$—	$14,855
Liability:
Contingent consideration	$—	$—	$675	$675

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$15,802	$—	$—	$15,802
Liability:
Contingent consideration	$—	$—	$2,911	$2,911

The following is a reconciliation of the opening and closing balance for contingent consideration measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2021 (in thousands):

Opening balance	$2,911
Fair value adjustments	(890)
Amounts settled through payment	(1,346)
Ending balance	$675
Fair value adjustments made during the years ended December 31, 2021 and 2020, result primarily from revisions to whether revenue targets were achieved or expected to be achieved. The net gains of $0.9 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively, are presented in general and administrative in the statements of operations and comprehensive loss.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 14. Retirement Plan
Effective January 1, 2009, EverCommerce Inc. adopted a defined contribution savings plan under section 401(k) of the Internal Revenue Code (the 401(k)). The 401(k) covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company may make discretionary and/or matching contributions to the 401(k). The Company began making discretionary employer contributions effective January 1, 2020 equal to 25% of employee contributions up to 8% and contributed $1.5 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively. No contributions were matched and no discretionary contributions were made during the year ended December 31, 2019.
Note 15. Income Taxes
Income taxes are recognized for the amount of taxes payable by the Company's corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. As such, the Company's total provision for taxes includes income taxes on the Company's corporate subsidiaries.
The components of our net loss before income tax benefit are as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)

United States	$(81,801)	$(55,664)	$(103,998)
International	(10,216)	(7,920)	(5,779)
Net loss before income tax benefit	$(92,017)	$(63,584)	$(109,777)
We account for income taxes in accordance with ASC 740. ASC 740 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. A valuation allowance was recorded against deferred tax assets that management assessed realization is not “more likely than not.” As of December 31, 2021, a portion of our undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes have been recorded. As of December 31, 2021, there was no material unrecognized deferred tax liability related to countries where we are indefinitely reinvested. The remaining undistributed earnings from non-U.S. subsidiaries are not permanently reinvested, however, due to a combination of anticipated tax treatment and losses, no material deferred tax liability exists.

EverCommerce Inc.
Notes to Consolidated Financial Statements
The components of the provision for income taxes consists of the following:

	Year ended December 31,
	2021	2020	2019
	(in thousands)

Current:
State	$801	$369	$(71)
Foreign	1,174	315	10
Total current	1,975	684	(61)
Deferred:
Federal	(12,747)	(8,993)	(15,065)
State	(2,263)	(2,104)	(4,125)
Change in valuation allowance - United States	6,342	8,392	2,368
Change in valuation allowance - Foreign	78	269	2,302
Foreign	(3,436)	(1,878)	(1,451)
Total deferred	(12,026)	(4,314)	(15,971)
Income tax benefit	$(10,051)	$(3,630)	$(16,032)

EverCommerce Inc.
Notes to Consolidated Financial Statements
The Company’s deferred tax assets and liabilities related to temporary differences and operating loss carryforwards were as follows:

	December 31,
	2021	2020
	(in thousands)

Deferred tax assets:
Accounts receivable reserve	$434	$224
Net operating losses	50,059	29,230
163(j) interest limitation	19,698	11,894
Property and equipment depreciation	1,469	1,301
Tax credits	975	371
Accrued expenses	827	213
Stock-based compensation	1,531	840
Accrued payroll	2,208	2,870
Sales tax reserve	2,122	1,469
Deferred rent	1,839	2,100
Deferred revenue	425	362
Other	394	213
Total deferred tax assets	81,981	51,087
Less: valuation allowance	(31,070)	(16,539)
Net deferred tax assets	50,911	34,548
Deferred tax liabilities:
Intangible assets	(57,836)	(36,963)
Property and equipment depreciation	(6,956)	(5,928)
Unrealized foreign exchange	(726)	(33)
Capitalized expenses	(3,091)	(1,804)
Accounts receivable	(118)	—
Total deferred tax liabilities	(68,727)	(44,728)
Net deferred tax liabilities	$(17,816)	$(10,180)
The Company had net operating loss and tax credit carryforwards as of the financial statement date as follows:

	Amount	Expiration Years
	(in thousands)

Net operating losses, federal (Post December 31, 2017)	$22,176	Indefinite
Net operating losses, federal (Pre January 1, 2018)	$14,536	2028 - 2037
Net operating losses, state	$7,437	Various
Net operating losses, foreign	$5,910	2035 - Indefinite
Tax credits, federal	$253	2037
Tax credits, foreign	$266	Various
ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not". In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon

EverCommerce Inc.
Notes to Consolidated Financial Statements
the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and planning strategies in making this assessment. The Company has determined that it is more likely than not that a portion of the deferred tax assets will not be realized and has recorded a valuation allowance of $31.1 million and $16.5 million as of December 31, 2021 and 2020, respectively, against the deferred tax assets. If the Company’s assumptions change and we determine that we will be able to realize these deferred tax assets, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2021, will be accounted for as follows: $29.3 million will be recognized as a reduction of income tax expense and $1.7 million will be recorded as an increase in equity.
A reconciliation of our valuation allowance on deferred tax assets is as follows:

	Year ended December 31,
	2021	2020
	(in thousands)

Balance at beginning of period	$16,539	$7,878
Additions to valuation allowance	6,420	8,661
Additions recorded in acquisition accounting	9,816	—
Additions recorded as a decrease in equity	436	—
Reductions recorded as an increase in equity	(2,141)	—
Balance at end of period	$31,070	$16,539
The Company files income tax returns in the U.S. federal jurisdiction, Colorado, various other state jurisdictions, Canada, Jordan, the United Kingdom, Australia and New Zealand. The years open for audit vary depending on the tax jurisdiction. In the U.S., the Company's federal tax returns for the years before 2018 (year ended December 31, 2018) are no longer subject to audit. The net operating losses utilized during the open periods from select years prior to 2018 are subject to examination. The foreign jurisdictions statutes vary, but are generally four years from assessment of the return.
While management believes we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Accordingly, additional provision on federal, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits as of December 31, 2021, is as follows (in thousands):

Balance at beginning of period	$—
Gross additions based on tax positions related to the current year	134
Balance at end of period	$134
As of December 31, 2021, unrecognized tax benefits of $0.1 million were recorded in other long-term liabilities, which would impact the annual effective tax rate if recognized. The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations and comprehensive loss. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.

EverCommerce Inc.
Notes to Consolidated Financial Statements
The Company, through its foreign subsidiary Alnashmi Digital Marketing, LLC, provides exported technology services, the profits of which are exempt from income tax through December 31, 2025 according to the provisions of the article (9/A/4) of Regulation Number 106 of the 2016 Regulations. So long as the services are exported outside of Jordan, they originate in Jordan and there are no other services within the exported services, the qualifications are met. The approximate dollar value of tax expense related to the tax holiday as of December 31, 2021 is $0.2 million.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carry-back certain net operating losses and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income.
The tax law changes in the CARES Act had an immaterial impact on the Company’s income tax provision during the year ended December 31, 2020. The Company elected to defer the payment of $3.5 million of payroll taxes under the CARES Act. Under this election $1.8 million was paid on December 31, 2021, with the remainder payable on December 31, 2022.
The income tax benefit differs from the expected tax benefit computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

	Year ended December 31,
	2021		2020		2019
	(in thousands, except percentages)

Benefit at U.S. statutory rate	$(19,324)	21.00%	$(13,353)	21.00%	$(23,053)	21.00%
Change in income tax resulting from:
State income benefit, net of federal benefit	(1,916)	2.08	(1,694)	2.66	(2,100)	1.91
Stock-based compensation	529	(0.57)	1,579	(2.48)	6,155	(5.61)
Nondeductible compensation	2,788	(3.03)	—	—	—	—
Nondeductible transaction costs	509	(0.55)	480	(0.76)	104	(0.09)
Change in deferred state tax rate	(6)	0.01	552	(0.87)	(1,384)	1.26
Foreign rate differential	(613)	0.67	(268)	0.42	(284)	0.26
Change in valuation allowance	6,420	(6.98)	8,661	(13.62)	4,670	(4.25)
Tax credits	—	—	(55)	0.09	(136)	0.12
Change in foreign deferred rate	550	(0.60)	—	—	—	—
Other	1,012	(1.11)	468	(0.75)	(4)	0.07
Income tax benefit	$(10,051)	10.92%	$(3,630)	5.69%	$(16,032)	14.67%

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 16. Commitments and Contingencies
The Company is obligated under non-cancelable operating leases for office space and office machines expiring through 2030. Most of these leases include renewal options. Future minimum payments due under the existing lease agreements are as follows (in thousands):

Year ended December 31,
2022	$8,054
2023	6,526
2024	4,941
2025	4,705
2026	4,558
Thereafter	12,692
Total future minimum payments due	$41,476
Included in the consolidated statements of operations and comprehensive loss is total rent expense of $9.7 million, $8.9 million and $6.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
In the ordinary course of business, the Company enters into contractual arrangements with customers, suppliers, business partners and other parties pursuant to which it provides warranties and indemnities of varying scope and terms, including, but not limited to, indemnification for losses or claims suffered or incurred in connection with its services, breach of representations or covenants, intellectual property infringement or other claims and warranties regarding system performance or availability. In the event of such an indemnification obligation, payment may be conditional on the other party providing notice or otherwise making a claim pursuant to the terms specified in the particular contract. Further, the Company’s obligations under these contracts may be limited in terms of time and/or amount, and in some instances, it may also have recourse against third parties for such obligations.
The Company has not recorded any liability for these indemnifications in the accompanying consolidated balance sheets; however, the Company accrues losses for any known contingent liability, including those that may arise from these provisions, when the obligation is both probable and reasonably estimable.
The Company records an accrual for contingent liabilities when a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. When no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued.
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
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of December 31, 2021 and 2020, the Company recorded a liability in the amount of $13.0 million and $8.3 million, respectively, within current liabilities and other long-term liabilities as a provision for sales and use and gross receipts tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.
The Company has no indirect or direct guarantees of others; rather, the Company has cross guarantees among the Company and its wholly owned subsidiaries related to its outstanding long-term debt obligations.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 17. Related Parties
As disclosed in Note 9 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K, the Company issued two promissory notes, the Legacy Subordinated Notes, to two former owners of acquired businesses in conjunction with acquisition activity during 2017. Such former owners subsequently became employees of the Company post acquisition. As of April 1, 2020, one of the owners is no longer an employee of the Company.
The Company has various leases or subleases with employees of the Company. No material amounts were incurred or paid for the years ended December 31, 2021, 2020 and 2019 or due or owed as of December 31, 2021 or 2020.
Note 18. Geographic Areas
The following table sets forth long-lived assets by geographic area:

	December 31,
	2021	2020
	(in thousands)

United States	$34,906	$28,077
International	$2,603	$2,697
Note 19. Subsequent Events

Effective January 1, 2022, the Company began making discretionary employer contributions to the 401(k) equal to 100% of employee contributions up to 4%.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Code of Ethics

Our board of directors has adopted a written Code of Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We have posted a current copy of our Code of Conduct and Ethics on our Investor Relations website at investors.evercommerce.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Executive Officers and Directors

Information about our Executive Officers and Directors

The following table sets forth the name, age and position(s) of each of our executive officers and directors as of March 14, 2022:

Name	Age	Position(s)

Executive Officers
Eric Remer(1)	50	Chief Executive Officer and Director
Matthew Feierstein	49	President
Marc Thompson	57	Chief Financial Officer
Chris Alaimo	54	Chief Technology Officer
Sarah Jordan	37	Chief Marketing Officer
Stone de Souza	48	Chief Operating Officer
Lisa Storey	40	General Counsel
Non-Employee Directors
Penny Baldwin-Leonard(3)	64	Director
Jonathan Durham(2)	39	Director
Kimberly Ellison-Taylor(2)	51	Director
Mark Hastings(3)	54	Director
John Marquis(1)	34	Director
Joseph Osnoss(3)	44	Director
Richard A. Simonson(2)	63	Director
Debby Soo(1)	41	Director

(1)Member of the Nominating and Corporate Governance Committee
(2)Member of the Audit Committee
(3)Member of the Compensation Committee

Eric Remer founded and has served as our Chief Executive Officer and as a member of our board of directors since October 2016 and previously co-founded and served as Chief Executive Officer and as a member of the board of directors of PaySimple, which is now part of the EverCommerce platform, from 2006 to October 2016. Mr. Remer
III-1

also serves as the chairman of our board of directors. Mr. Remer previously founded and served as Chief Executive Officer of Conclave Group LLC, a direct marketing services company, from 2002 to 2005. Mr. Remer also previously co-founded I-Behavior LLC, a behavioral targeting and database marketing organization, from 1998 to 2002. Mr. Remer received his B.A. in History from the University of Michigan. We believe Mr. Remer is qualified to serve on our board of directors, including as the chairman of our board of directors, because of the historical knowledge, operational expertise, leadership and continuity that he brings to our board of directors as a founder of both EverCommerce and PaySimple and as our Chief Executive Officer.

Matthew Feierstein has served as our President since October 2016 and previously served as President of PaySimple, which is now part of the EverCommerce platform, from December 2009 to October 2016. Mr. Feierstein served as our Chief Operating Officer from October 2016 to April 2021. Mr. Feierstein is responsible for overseeing the holistic business operations and accountable to both the growth and profitability of the operation. Mr. Feierstein previously served as Chief Operating Officer of Pronto.com, a price comparison service platform and a division of IAC, a media and internet company. Mr. Feierstein also served in senior product and operational leadership roles at Citysearch.com, another division of IAC, as well as spending several years in a senior management role at a small business start-up in the service industry. Mr. Feierstein received his B.A. in History from the University of Michigan.

Marc Thompson has served as our Chief Financial Officer since December 2016. Mr. Thompson is responsible for supporting our growth initiatives, driving our capitalization strategy and overseeing finance and accounting. Prior to joining us, Mr. Thompson served as Managing Director, Co-Head of Investment Banking and Head of Technology Banking of Oppenheimer & Co. from July 2012 to December 2016, and previously as Managing Director, Head of Software & Services Group of Oppenheimer & Co. Prior to that, Mr. Thompson served as Managing Director of CIBC Capital Partners from 2007 to 2009. Mr. Thompson received his B.A. in Economics from Dartmouth College.

Chris Alaimo has served as our Chief Technology Officer since October 2016 and previously served as Chief Technology Officer of PaySimple, which is now part of the EverCommerce platform. Mr. Alaimo is responsible for leading a global team of software developers, IT professionals and cybersecurity experts. Prior to joining us, Mr. Alaimo served as Vice President of Engineering at Starboard Storage Systems, Inc., a hybrid data storage company, and co-founded and served as Vice President of Engineering of ProStor Systems, Inc., a data storage startup. Mr. Alaimo received his B.S. in Electrical Engineering from the University of Michigan.

Sarah Jordan has served as our Chief Marketing Officer since October 2016 and is responsible for leading corporate marketing for, and organic growth of, our software solutions as well as marketing, integrated go-to-market, business development, and operational growth opportunities. From 2008 to October 2016, Ms. Jordan served in a series of marketing leadership roles at PaySimple, which is now part of the EverCommerce platform, including as Senior Vice President of Marketing Strategy, Vice President of Marketing and Director of Marketing. Ms. Jordan received her B.A. in Business Administration, with concentrations in Economics, Marketing, and International Business from Carroll College.

Stone de Souza has served as our Chief Operating Officer since April 2021. Previously, Mr. de Souza served as Vice President and General Manager of the Small Business Segment of Sage Group plc, a multinational accounting and financial software company, from October 2019 to April 2021, where he was responsible for defining and implementing growth strategy and leading a team of product, marketing, sales and customer success professionals. From November 2017 to October 2019, Mr. de Souza served as the Vice President of Accountant Solutions of Sage Group plc. Prior to this, from July 2014 to August 2017, Mr. de Souza served at the General Manager and Business Unit Leader of Marketing, Sales and Strategic Partnerships for the Accounting Division for Intuit Inc. in France. Mr. de Souza received his B.A. in Business Administration, a post-graduate degree in Business Administration, and an M.S. in Marketing from IDRAC Business School in France. He also holds a B.A. in International Relations from ILERI in Paris, France, and a post-graduate degree in Management from HEC Montreal.

Lisa Storey has served as our General Counsel since August 2017 and is responsible for supporting our continued growth and business pursuits from a legal and risk management perspective. From November 2012 to August 2017, Ms. Storey served as Associate General Counsel of Air Methods Corporation, an air ambulance company in the United States. Prior to that, Ms. Storey practiced in the health care regulatory groups at the law firms of Davis Graham & Stubbs LLP in Denver, CO and Arent Fox LLP in Washington, D.C., providing merger and acquisition, litigation and compliance counsel for her clients. Ms. Storey received her J.D. from Vanderbilt University Law
III-2

School and her B.A. in Molecular, Cellular and Developmental Biology and Philosophy from University of Colorado Boulder.

Penny Baldwin-Leonard has served as a member of our board of directors since March 2021. Ms. Baldwin-Leonard was the Senior Vice President and Chief Marketing Officer of Qualcomm Incorporated, until January 2022, a role she has held since October 2017. She was responsible for overseeing global marketing efforts across all business channels and disciplines. Prior to this, from October 2014 to July 2017, Ms. Baldwin-Leonard served as Vice President and General Manager of Global Brand Management at Intel Corporation, where she was responsible for developing and managing the company’s global brand strategy and reputation. She also oversaw global partner marketing, sports marketing and new technology marketing. From 2012 to 2015, Ms. Baldwin-Leonard served as Executive Vice President and Chief Marketing Officer at McAfee Corp., and from 2009 to 2012, she served as Senior Vice President of Global Brand Strategy and Consumer Marketing at Yahoo! Inc. We believe Ms. Baldwin-Leonard is qualified to serve on our board of directors because of her extensive experience as part of the executive leadership teams of leading technology corporations.

Jonathan Durham has served as a member of our board of directors since August 2019. Mr. Durham is a Managing Director of Silver Lake, which he joined in 2005. Mr. Durham is currently a member of the board of directors of Imagine Learning, Gemini Trust Company LLC and Row New York, and previously on the board of directors of Quorum Business Solutions, Inc. and Gerson Lehrman Group, Inc. Mr. Durham received his A.B. in History from Harvard College. We believe Mr. Durham is qualified to serve on our board of directors because of his extensive experience in private equity investing, including in the technology sector, and service on the boards of directors of other companies.

Kimberly Ellison-Taylor has served as a member of our board of directors since March 2021. Since April 2021, Ms. Ellison-Taylor has served as the Chief Executive Officer of KET Solutions, LLC, a consulting firm. Prior to this, Ms. Ellison-Taylor served as the Executive Director of Finance Thought Leadership at Oracle Corporation, a role she has held from April 2019 to March 2021, as Global Strategy Leader for the Cloud Business Group from September 2018 to March 2019, as Global Strategy Director for the Financial Services Industry Group from July 2015 to September 2018, and as Executive Director and Global Leader for Health, Human and Labor Vertical from October 2004 to July 2015. From 2016 to 2018, Ms. Ellison-Taylor served as the Chairman of the Board for the American Institute of CPAs and also as Chairman of the Association of Certified Professional Accountants. Ms. Ellison-Taylor has been an Adjunct Professor at Carnegie Mellon University’s Heinz College of Information Systems and Public Policy since 2019. Ms. Ellison-Taylor currently serves on the board of directors of Mutual of Omaha Insurance Corporation, where she is a member of the Audit and Risk Committees. Ms. Ellison-Taylor also serves on the board of directors of U.S. Bancorp as a member of the Audit and the Public Responsibility Committees. Ms. Ellison-Taylor received her M.B.A. in Business Administration and Decision Science from Loyola University Maryland, and received her B.A. in Information Systems Management from the University of Maryland Baltimore County. She also holds an M.S. in Information Technology Management and a Chief Information Officer certificate from Carnegie Mellon University, as well as a certificate in Public Accounting from the Community College of Baltimore County. She is a certified public accountant, certified information systems auditor and chartered global management accountant. We believe Ms. Ellison-Taylor is qualified to serve on our board of directors due to her extensive financial and technical experience in the technology sector, her leadership in the accounting and finance profession and service on the boards of directors of other public companies.

Mark Hastings has served as a member of our board of directors since October 2016. Mr. Hastings is Chief Executive Officer of Providence Strategic Growth Capital Partners L.L.C. and has held this role since 2014. Mr. Hastings currently serves as a member of the board of a number of private companies. Mr. Hastings received his M.B.A. from the Wharton School at the University of Pennsylvania and his B.A. in Economics from Colorado College. We believe Mr. Hastings is qualified to serve on our board of directors due to his extensive experience in private equity investing, including the technology sector, and service on the boards of directors of other companies in similar industries.

John Marquis has served as a member of our board of directors since October 2016. Mr. Marquis is a Managing Director of PSG Equity L.L.C., and has previously served in a number of capacities at the firm since joining initially in 2014. Mr. Marquis currently serves as a member of the board of a number of private companies. Mr. Marquis received his B.S. in Finance and Accounting from Boston College. We believe Mr. Marquis is qualified to serve on
III-3

our board of directors due to his extensive experience in private equity investing, including the technology sector, and service on the boards of directors of other companies in similar industries.

Joseph Osnoss has served as a member of our board of directors since August 2019. Mr. Osnoss is a Managing Partner of Silver Lake, which he joined in 2002. From 2010 to 2014, he was based in London, where he co-led the firm’s activities in EMEA. Prior to joining Silver Lake, Mr. Osnoss worked in investment banking at Goldman, Sachs & Co. Mr. Osnoss is currently a member of the boards of directors of Carta, Cegid Group, Clubessential Holdings, First Advantage Corporation, where he is Chairman of the Board and serves on the nominating and corporate governance committee, Global Blue Group Holding AG, where he serves on the nomination and compensation committee, LightBox and Relativity. He previously served as Chairman of the Board of Cast & Crew Entertainment Services, and as a board director of Instinet Inc., Interactive Data Corporation and Mercury Payment Systems. Additionally, Mr. Osnoss served on the board of directors of Cornerstone OnDemand, Inc. from December 2017 to October 2021, where he served on the nominating and corporate governance committee and business operations committee at times during his tenure. Mr. Osnoss also served on the board of directors of Sabre Corporation from March 2007 to April 2021 and served on its audit, compensation, executive, governance and nominating and technology committees during various periods of his directorship. Finally, Mr. Osnoss served on the board of directors of Virtu Financial Inc. or associated entities from July 2011 to April 2016, serving on its audit committee from April 2015 to April 2016. Mr. Osnoss received his A.B. in Applied Mathematics and a citation in French Language from Harvard College. He has remained involved in academics, including as a Visiting Professor in Practice at the London School of Economics; a member of the Dean’s Advisory Cabinet at Harvard’s School of Engineering and Applied Sciences; a participant in The Polsky Center Private Equity Council at the University of Chicago; and a Trustee of Greenwich Academy. We believe Mr. Osnoss is qualified to serve on our board of directors due to his extensive experience in private equity investing, domestic and international experience, and service on the boards of directors of other companies.

Richard A. Simonson has served as a member of our board of directors since March 2021, and is our lead independent director and Chair of the Audit Committee. Mr. Simonson is the Managing Partner of Specie Mesa L.L.C., where he acts as advisor, investor and independent board member to select PE and VC backed private technology companies, a position he has held since July 2018. Prior to that, he served as Executive Vice President and Chief Financial Officer of Sabre Corporation from March 2013 to July 2018, helping to take it public in 2014. Mr. Simonson is currently a member of the board of directors of Electronic Arts Inc., where he also is Chair of the Audit Committee, and formerly served as the Lead Director and Chair of Nominating and Corporate Governance Committee from 2009 to 2014. Since June 2020, Mr. Simonson has served as a member of the board of directors of Couchbase, a modern cloud database for enterprise applications, where he is lead independent director and Chair of the Audit Committee and helped take it public in 2021. He has served as a member of the board of directors of Cast & Crew, a private company providing a broad suite of entertainment industry software, since September 2018. From 2009 to 2018, he served on the board of directors of Silver Spring Networks, Inc., which he helped take public in 2013. Mr. Simonson received his M.B.A. in Finance from the Wharton School of Management at the University of Pennsylvania, and his B.S. in Mining Engineering from the Colorado School of Mines. We believe Mr. Simonson is qualified to serve on our board of directors due to his extensive operational experience as an executive at a number of technology companies and his service on the boards of other technology companies.

Debby Soo has served as a member of our board of directors since March 2021. Ms. Soo is the Chief Executive Officer of OpenTable, Inc., a real-time online reservation network, a role she has held since August 2020. Previously, Ms. Soo served in a number of roles at Kayak Software Corporation, including Chief Commercial Officer from August 2017 to July 2020, Senior Vice President of Business Development from January 2017 to July 2017, Vice President of Asia Pacific from May 2014 to January 2017, Senior Director of New Markets from July 2013 to May 2014, and previously as Director of Product Marketing, and Mobile Business Development Manager and Mobile Project Manager. From December 2020 to March 2021, Ms. Soo served on the board of directors of Lesson Nine GmbH, an education services company operating as Babbel, where she also served as a member of the compensation committee. Ms. Soo received her M.B.A. in Entrepreneurship and General Management from the Massachusetts Institute of Technology, her M.A. in East Asian Studies from Stanford University, and her B.A. in East Asian Studies with a minor in Economics from Stanford University. We believe Ms. Soo is qualified to serve on our board of directors due to her extensive experience holding executive and leadership roles across a number of technology companies.

The remainder of the information required to be disclosed by this Item 10 will be included in our definitive proxy
III-4

statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

III-5

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following consolidated financial statements are included in Part II, Item 8. of this Annual Report on Form 10‑K:

Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or because the information required is already included in the consolidated financial statements or the notes thereto.

Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10‑K or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of EverCommerce Inc	8-K	001-40575	3.1	7/9/21
3.2	Amended and Restated Bylaws of EverCommerce Inc	8-K	001-40575	3.2	7/9/21
4.1	Form of Certificate of Common Stock	S-1/A	333-256641	4.1	6/23/21
4.2	Registration Rights Agreement by and between EverCommerce Inc. and certain security holders of EverCommerce Inc., dated May 7, 2021	S-1	333-256641	4.3	5/28/21
4.3	Sponsor Stockholders Agreement, dated as of June 30, 2021	8-K	001-40575	10.1	7/9/21
4.4	Management Stockholders Agreement, dated as of June 30, 2021	8-K	001-40575	10.2	7/9/21
4.5	Description of Capital Stock					*
10.1#	Form of Indemnification Agreement between EverCommerce Inc. and its directors and officers	S-1/A	333-256641	10.1	6/23/21
10.2#	Amended & Restated 2016 Equity Incentive Plan and related form agreements thereunder	S-1/A	333-256641	10.2	6/23/21
10.3#	Amended and Restated Restricted Stock Award Agreement by and between the Company and Eric Remer, dated as of August 23, 2019, as amended	S-1/A	333-256641	10.3	6/23/21
10.4#	Amended and Restated Restricted Stock Award Agreement by and between the Company and Matt Feierstein, dated as of August 23, 2019, as amended	S-1/A	333-256641	10.4	6/23/21
10.5#	Amended and Restated Restricted Stock Award Agreement by and between the Company and Marc Thompson, dated as of August 23, 2019, as amended	S-1/A	333-256641	10.5	6/23/21
IV-1

10.6#	EverCommerce Inc. 2021 Incentive Award Plan	S-1/A	333-256641	10.6	6/23/21
10.7#	Form of RSU Agreement under the EverCommerce Inc. 2021 Incentive Award Plan	S-1/A	333-256641	10.6.1	6/23/21
10.8#	Form of Option Agreement under the EverCommerce Inc. 2021 Incentive Award Plan	S-1/A	333-256641	10.6.2	6/23/21
10.9#	EverCommerce Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-256641	10.7	6/23/21
10.10#	EverCommerce Inc. Non-Employee Director Compensation Policy	S-1/A	333-256641	10.8	6/23/21
10.11#	Employment Agreement by and between the Company and Eric Remer, dated July 1, 2021					*
10.12#	Employment Agreement by and between the Company and Matthew Feierstein, dated July 1, 2021					*
10.13#	Employment Agreement by and between the Company and Marc Thompson, dated July 1, 2021					*
10.14	Credit Agreement, by and among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., the lenders party thereto, KKR Loan Administration Services LLC, Cortland Capital Market Services LLC and the joint lead arrangers and joint bookrunners party thereto, dated August 23, 2019	S-1	333-256641	10.9	5/28/21
10.15	First Incremental Facility Amendment to the Credit Agreement by and among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., the additional delayed draw term lenders party thereto and KKR Loan Administration Services LLC, dated September 23, 2020	S-1	333-256641	10.10	5/28/21
10.16	Collateral Agreement by and among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., the guarantors party thereto and Cortland Capital Market Services LLC, dated August 23, 2019	S-1	333-256641	10.11	5/28/21
10.17	Guarantee Agreement by and among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., the subsidiary guarantors identified therein, KKR Loan Administration Services LLC and Cortland Capital Market Services LLC, dated August 23, 2019	S-1	333-256641	10.12	5/28/21
10.14	Credit Agreement, dated July 6, 2021	8-K	001-40575	10.3	7/9/21
10.14.1	Amendment No. 1, dated as of November 23, 2021, to the Credit Agreement, dated as of July 6, 2021, among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the other parties and lenders party thereto	8-K	001-40575	10.1	11/23/21
10.15	Collateral Agreement, dated July 6, 2021	8-K	001-40575	10.4	7/9/21
10.16	Guarantee Agreement, dated July 6, 2021	8-K	001-40575	10.5	7/9/21
10.17^	Office Lease by and among EverCommerce Solutions Inc. and BCSP RINO Property LLC, dated June 13, 2019	S-1	333-256641	10.13	5/28/21
21.1	List of Subsidiaries of the Registrant					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
* Filed herewith.
IV-1

** Furnished herewith.
# Denotes management contract or compensatory plan
^ Portions of the exhibit have been omitted as permitted under Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

IV-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERCOMMERCE INC.

Date: March 14, 2022	By:	/s/ Marc Thompson
Marc Thompson
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Eric Remer	Director and Chief Executive Officer (Principal Executive Officer)	March 14, 2022
Eric Remer

/s/ Marc Thompson	Chief Financial Officer (Principal Financial Officer)	March 14, 2022
Marc Thompson

/s/ Lee Dabberdt	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2022
Lee Dabberdt

/s/ Penny Baldwin-Leonard	Director	March 14, 2022
Penny Paldwin-Leonard

/s/ Jonathan Durham	Director	March 14, 2022
Jonathan Durham

/s/ Kimberly Ellison-Taylor	Director	March 14, 2022
Kimberly Ellison-Taylor

/s/ Mark Hastings	Director	March 14, 2022
Mark Hastings

/s/ John Marquis	Director	March 14, 2022
John Marquis

/s/ Joseph Osnoss	Director	March 14, 2022
Joseph Osnoss

/s/ Richard A. Simonson	Director	March 14, 2022
Richard A. Simonson

/s/ Debby Soo	Director	March 14, 2022
Debby Soo