Form 10-Q
period 2022-03-31
EverCommerce Inc.
filed 2022-05-09
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Yes ☐ No ☒

As of May 6, 2022, there were 195,601,997 shares of the registrant’s common stock, par value $0.00001, outstanding.

TABLE OF CONTENTS

		Page
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2022 and 2021	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited) for the three months ended March 31, 2022 and 2021
	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2022 and 2021	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	40
Signatures		42

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, future acquisitions and other capital expenditures and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our limited operating history and evolving business; our recent growth rates may not be sustainable or indicative of future growth; we may not achieve profitability in the future; we may continue to experience significant quarterly and annual fluctuations in our operating results due to a number of factors, which makes our future operating results difficult to predict; we may reduce our rate of acquisitions and may be unsuccessful in achieving continued growth through acquisitions; revenues and profits generated through acquisitions may be less than anticipated, and we may fail to uncover all liabilities of acquisition targets; we may need to incur additional indebtedness or seek capital through new equity or debt financings, which may not be available to us on acceptable terms or at all; we may not be able to continue to expand our share of our existing vertical markets or expand into new vertical markets; we face intense competition in each of the industries in which we operate; the industries in which we operate are rapidly evolving and the market for technology-enabled services that empower SMBs is relatively immature and unproven; we are dependent on payment card networks and payment processors and if we fail to comply with the applicable requirements of our payment network or payment processors, they can seek to fine us, suspend us or terminate our registrations through our bank sponsors; the inability to keep pace with rapid developments and changes in the electronic payments market or are unable to introduce, develop and market new and enhanced versions of our software solutions; real or perceived errors, failures or bugs in our solutions; unauthorized disclosure, destruction or modification of data, disruption of our software or services or cyber breaches; our estimated total addressable market is subject to inherent challenges and uncertainties; actual or perceived inaccuracies in our operational metrics may harm our reputation; failure to effectively develop and expand our sales and marketing capabilities; failure to maintain and enhance our reputation and brand recognition; inability to retain current customers or to sell additional functionality and services to them may adversely affect our revenue growth; our systems and our third-party providers’ systems may fail or our third-party providers may discontinue providing their services or technology or to us specifically; faster growth of lower margin solutions and services than higher margin solutions and services; risks related to the COVID-19 pandemic; economic and political risks, including the business cycles of our clients and changes in the overall level of consumer and commercial spending; our ability to retain and hire skilled personnel; risks related to our indebtedness; risks related to the increasing focus on environmental sustainability and social initiatives; our ability to adequately protect or enforce our intellectual property and other proprietary rights; risk of patent, trademark and other intellectual property infringement claims; risks related to governmental regulation; risks related to our sponsor stockholders agreement and qualifying as a “controlled company” under the rules of The Nasdaq Stock Market; as well as the other factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EverCommerce Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(unaudited)

	March 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$101,201	$93,993
Restricted cash	3,798	3,566
Accounts receivable, net of allowance for doubtful accounts of $2.1 million and $1.9 million at March 31, 2022 and December 31, 2021, respectively	42,318	40,514
Contract assets	12,861	11,039
Prepaid expenses and other current assets	26,304	22,505
Total current assets	186,482	171,617
Non-current assets:
Property and equipment, net	13,367	13,509
Capitalized software, net	26,357	24,000
Other non-current assets	21,036	24,296
Intangible assets, net	482,536	508,535
Goodwill	921,615	921,416
Total non-current assets	1,464,911	1,491,756
Total assets	$1,651,393	$1,663,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except per share and share amounts)
(unaudited)

	March 31,	December 31,
	2022	2021

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,195	$10,325
Accrued expenses and other	53,735	49,340
Deferred revenue	27,075	22,992
Customer deposits	8,805	9,828
Current maturities of long-term debt	11,070	10,943
Total current liabilities	108,880	103,428
Non-current liabilities:
Deferred tax liability, net	7,747	17,862
Long-term deferred revenue	2,982	2,803
Long-term debt, net of current maturities and deferred financing costs	534,122	535,184
Other non-current liabilities	19,129	18,448
Total non-current liabilities	563,980	574,297
Total liabilities	672,860	677,725

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 195,510,446 and 195,384,291 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Accumulated other comprehensive loss	(2,431)	(1,767)
Additional paid-in capital	1,507,501	1,500,643
Accumulated deficit	(526,539)	(513,230)
Total stockholders’ equity	978,533	985,648
Total liabilities, convertible preferred stock and stockholders’ equity	$1,651,393	$1,663,373
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)
(unaudited)

	Three months ended March 31,
	2022	2021

Revenues:
Subscription and transaction fees	$108,001	$75,195
Marketing technology solutions	29,904	25,388
Other	5,671	4,323
Total revenues	143,576	104,906
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	50,745	35,674
Sales and marketing	30,145	19,689
Product development	17,637	10,325
General and administrative	31,226	22,094
Depreciation and amortization	27,391	23,697
Total operating expenses	157,144	111,479
Operating loss	(13,568)	(6,573)
Interest and other expense, net	(5,478)	(12,949)
Net loss before income tax benefit	(19,046)	(19,522)
Income tax benefit	5,737	3,527
Net loss	$(13,309)	$(15,995)
Other comprehensive income:
Foreign currency translation gains (losses), net	(664)	543
Comprehensive loss	$(13,973)	$(15,452)

Net loss attributable to common stockholders:
Net loss	$(13,309)	$(15,995)
Adjustments to net loss (see Note 12)	—	(15,105)
Net loss attributable to common stockholders	$(13,309)	$(31,100)

Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.72)

Basic and diluted weighted-average shares of common stock outstanding used in computing net loss per share	195,432,404	43,231,295
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2021	—	$—	195,384	$2	$1,500,643	$(513,230)	$(1,767)	$985,648
Stock-based compensation	—	—	—	—	6,135	—	—	6,135
Stock option exercises	—	—	126	—	723	—	—	723
Foreign currency translation losses, net	—	—	—	—	—	—	(664)	(664)
Net loss	—	—	—	—	—	(13,309)	—	(13,309)
Balance at March 31, 2022	—	$—	195,510	$2	$1,507,501	$(526,539)	$(2,431)	$978,533

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Total Convertible Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount		Shares	Amount

Balance at December 31, 2020	72,226	$745,046	44,958	$163,264	$908,310	43,074	$—	$40,564	$(431,264)	$1,546	$(389,154)
Rollover equity in consideration of net assets acquired	—	—	—	—	—	45	—	416	—	—	416
Stock-based compensation	—	—	—	—	—	—	—	903	—	—	903
Stock option exercises	—	—	—	—	—	223	—	735	—	—	735
Foreign currency translation gains, net	—	—	—	—	—	—	—	—	—	543	543
Accretion of Series B convertible preferred stock to redemption value	—	15,105	—	—	15,105	—	—	(15,105)	—	—	(15,105)
Net loss	—	—	—	—	—	—	—	—	(15,995)	—	(15,995)
Balance at March 31, 2021	72,226	$760,151	44,958	$163,264	$923,415	43,342	$—	$27,513	$(447,259)	$2,089	$(417,657)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2022	2021

Cash flows provided by (used in) operating activities:
Net loss	$(13,309)	$(15,995)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,391	23,697
Amortization of discount on long-term debt	104	1,540
Amortization of deferred financing costs on long-term debt	229	59
Amortization of costs and fees on credit facility commitments	99	229
Deferred taxes	(5,990)	(3,429)
Bad debt expense	460	637
Paid-in-kind interest on long-term debt	107	99
Stock-based compensation expense	6,135	903
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,261)	(4,715)
Prepaid expenses and other current assets	(5,717)	(776)
Other non-current assets	(691)	(2,039)
Accounts payable	(2,122)	1,471
Accrued expenses and other	3,498	(10,289)
Deferred revenue	4,240	5,143
Other long-term liabilities	681	(1,935)
Net cash provided by (used in) operating activities	12,854	(5,400)

Cash flows used in investing activities:
Purchases of property and equipment	(889)	(262)
Capitalization of software costs	(3,503)	(2,765)
Acquisition of companies, net of cash acquired	—	(69,117)
Net cash used in investing activities	(4,392)	(72,144)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Three months ended March 31,
	2022	2021

Cash flows provided by (used in) financing activities:
Payments on long-term debt	(1,375)	(2,015)
Proceeds from long-term debt	—	69,216
Exercise of stock options	723	735
Net cash provided by (used in) financing activities	(652)	67,936
Effect of foreign currency exchange rate changes on cash	(370)	196
Net increase (decrease) in cash and cash equivalents and restricted cash	7,440	(9,412)
Cash and cash equivalents and restricted cash:
Beginning of period	97,559	98,337
End of period	$104,999	$88,925

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,943	$10,837
Cash paid for income taxes	$235	$5

Supplemental disclosures of noncash investing and financing activities:
Rollover equity in consideration of net assets acquired	$—	$416
Accretion of Series B convertible preferred stock to redemption value	$—	$15,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
March 31, 2022
Notes to Condensed Consolidated Financial Statements
Note 1. Nature of the Business
EverCommerce Inc. and subsidiaries (the “Company” or “EverCommerce”) is a leading provider of integrated software-as-a-service (“SaaS”) solutions or services for service-based small- and medium-sized businesses (“SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. Today, the Company serves over 600,000 customers across three core verticals: Home Services; Health Services; and Fitness & Wellness Services. Within the core verticals, customers operate within numerous micro-verticals, ranging from home service professionals, such as construction contractors and home maintenance technicians, to physician practices and therapists in the Health Services industry, to personal trainers and salon owners in the Fitness & Wellness sectors. The platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly nuanced demands, as well as highly complementary solutions that complete end-to-end offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. See Note 3 in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on acquired subsidiaries. The Company was incorporated in Delaware on September 29, 2016, and began operations on October 17, 2016 (Inception). The Company is headquartered in Denver, Colorado, and has operations across the United States, Canada, Jordan, United Kingdom, Australia and New Zealand. The Company changed its name from PaySimple Holdings, Inc. to EverCommerce Inc. as of December 14, 2020.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021 and the related notes (“Annual Report on Form 10-K”). The December 31, 2021 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the three months ended March 31, 2022 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2021 and the related notes.

The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in the unaudited condensed consolidated financial statements, including the accompanying notes. The Company bases its estimates on historical factors, current circumstances, and the experience and judgment of management. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates. Significant estimates reflected in the consolidated financial statements include revenue recognition, allowance for doubtful accounts, valuation allowances with respect to deferred tax assets, assumptions underlying the fair value used in the calculation of stock-based compensation, valuation of intangible assets and goodwill and useful lives of tangible and intangible assets, among others.

EverCommerce Inc.
March 31, 2022
Notes to Condensed Consolidated Financial Statements
Emerging Growth Company
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period under the JOBS Act until the earlier of the date that it is (i) no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The adoption dates are discussed below to reflect this election within the “Recently Issued Accounting Pronouncements” section.
Recently Issued Accounting Pronouncements not yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. The ASU affects all companies that lease assets such as real estate and equipment for a period for more than 12 months, and will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The updated standard will be effective for annual reporting periods beginning after December 15, 2021 and interim periods the following year. The Company will adopt this standard in the fourth quarter of 2022. Based on management’s current assessment, the impact of adoption will result in an additional right-of-use asset and corresponding lease liability presented on the consolidated balance sheet, largely comprised of its future real estate lease obligations in Note 15 in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q along with any embedded leases in service contracts. Based on our assessment through March 31, 2022, we expect no material impact to the consolidated statements of operations and comprehensive loss; however, management’s analysis of the impact of adoption is not complete.
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

EverCommerce Inc.
March 31, 2022
Notes to Condensed Consolidated Financial Statements
Note 3. Acquisitions
2021 Acquisitions
During 2021 and in the three months ended March 31, 2021, the Company completed five and two business acquisitions, respectively, in conjunction with the execution of its long-term plans and objectives in building a service commerce platform supporting the success of SMBs. All of the acquisitions qualified as business combinations under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition date fair values, with any excess consideration recognized as goodwill. Goodwill primarily represents the value associated with the assembled workforce, and expected synergies subsumed into goodwill.
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
The Company’s condensed consolidated statements of operations and comprehensive loss include $8.4 million of acquisition related transaction costs in general and administrative for acquisitions consummated in 2021, with $2.7 million incurred in the three months ended March 31, 2021.
Each acquisition allows for an adjustment to the purchase price to be made subsequent to the transaction closing date based on the actual amount of working capital and cash delivered to the Company. The consideration paid and purchase price allocations disclosed reflect the effects of these adjustments.
The allocation of purchase consideration related to certain 2021 acquisitions is considered preliminary.

EverCommerce Inc.
March 31, 2022
Notes to Condensed Consolidated Financial Statements
The following table summarizes the estimated fair values of consideration transferred, assets acquired and liabilities assumed for each acquisition in 2021:

	Briostack	PulseM	MDTech	Timely	DrChrono	Total
	(in thousands)

Cash	$34,441	$34,430	$15,751	$99,820	$181,919	$366,361
Rollover equity	726	—	—	—	—	726
Total consideration	$35,167	$34,430	$15,751	$99,820	$181,919	$367,087

Net assets acquired:
Cash and cash equivalents	$17	$—	$100	$1,170	$130	$1,417
Accounts receivable, trade	156	—	175	290	3,344	3,965
Other receivables	222	151	48	95	149	665
Contract Assets	—	—	—	—	1,172	1,172
Prepaid expenses and other current assets	53	32	34	128	3,115	3,362
Property and equipment	22	4	16	219	226	487
Deposits and other long-term assets	144	3	—	52	23	222
Intangible—developed technology	1,360	2,380	1,640	7,014	8,480	20,874
Intangible—customer relationships	4,800	12,510	5,830	28,836	53,970	105,946
Intangible—trade name	390	260	200	1,414	3,250	5,514
Intangible—non-compete agreements	23	10	10	63	10	116
Goodwill	28,274	22,866	7,899	69,737	126,947	255,723
Deferred tax asset, net	1	—	2	3,397	—	3,400
Accounts payable	(33)	(113)	(44)	(230)	(2,749)	(3,169)
Other Current Liabilities	(28)	—	—	(670)	(2,086)	(2,784)
Accrued expenses and other	(206)	(99)	(116)	(940)	(2,948)	(4,309)
Deferred tax liability, net	—	(3,538)	—	(10,463)	(10,740)	(24,741)
Deferred revenue	(28)	(36)	(43)	(292)	(374)	(773)
Total net assets acquired	$35,167	$34,430	$15,751	$99,820	$181,919	$367,087
Briostack

On January 19, 2021, the Company acquired 100% of the interest of Briostack LLC dba Briostack (“Briostack”), a provider of operational management software to pest control businesses, for $35.2 million. Under the terms of the purchase agreement, certain members of Briostack received 45,454 shares of common stock rollover equity. The Company finalized the fair value of the shares at $0.7 million in the quarter ended June 30, 2021 by applying a market approach. The fair value of the rollover equity is reflected in the total consideration above.
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

EverCommerce Inc.
March 31, 2022
Notes to Condensed Consolidated Financial Statements
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
Pro Forma Results of Acquisitions (unaudited)
The following table presents unaudited pro forma consolidated results of operations for the three months ended March 31, 2022 and 2021, as if the aforementioned 2021 acquisitions had occurred as of January 1, 2021. The Company did not consummate any transactions during the three months ended March 31, 2022; accordingly, no adjustments have been made to the results reported for that period. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense of $3.1 million for the three months ended March 31, 2021 to account for funds borrowed earlier, issuance of our common stock at earlier dates which impacts the calculation of basic and diluted net loss per share, removal of transaction costs of $2.7 million for the three months ended March 31, 2021 and additional amortization expense of $3.6 million for the three months ended March 31, 2021 resulting from the amortization of intangible assets beginning as of January 1, 2021. We prepared the pro forma financial information for the combined entities for comparative purposes only, and the information is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, nor is the information intended to represent or be indicative of future results of operations.

	Three months ended March 31,
	2022 Pro Forma	2021 Pro Forma
	(in thousands, except per share amounts)
	(unaudited)

Total revenue	$143,576	$119,493
Net loss	$(13,309)	$(20,728)
Adjustments to net loss per share (see Note 12)	—	(15,105)
Net loss attributable to common stockholders	$(13,309)	$(35,833)

Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.83)

EverCommerce Inc.
March 31, 2022
Notes to Condensed Consolidated Financial Statements
Note 4. Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Three months ended March 31,
	2022	2021
	(in thousands)

By pattern of recognition (timing of transfer of services):
Point in time	$12,106	$11,253
Over time	131,470	93,653
Total	$143,576	$104,906
By geographical market:
United States	$130,286	$93,685
International	13,290	11,221
Total	$143,576	$104,906
Contract Balances
Supplemental balance sheet information related to contracts from customers as of:

	March 31,	December 31,
	2022	2021
	(in thousands)

Accounts receivables	$42,318	$40,514
Contract assets	$12,861	$11,039
Deferred revenue	$27,075	$22,992
Customer deposits	$8,805	$9,828
Long-term deferred revenue	$2,982	$2,803
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
Contract liabilities: Contract liabilities represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Short-term contract

EverCommerce Inc.
March 31, 2022
Notes to Condensed Consolidated Financial Statements
liabilities are included within deferred revenue on the consolidated balance sheets. Long-term contract liabilities are included within long-term deferred revenue on the consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2021 was $14.5 million for the three months ended March 31, 2022.
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
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Variable consideration accounted for under the variable consideration allocation exception associated with unsatisfied performance obligations or an unsatisfied promise that forms part of a single performance obligation under application of the series guidance have been excluded. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription and Marketing Technology Solutions revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of March 31, 2022, was $24.6 million, which is comprised of contracts where the contract term under ASC 606 is in excess of one year. The Company expects to recognize approximately 53% of its remaining performance obligations as revenue within the next year, 27% of its remaining performance obligations as revenue the subsequent year, 10% of its remaining performance obligations as revenue in the third year, and the remainder during the two year period thereafter.
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
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s consolidated balance sheets. The costs to obtain contracts are amortized over 5 years, which corresponds with the useful life of the related capitalized software. Short-term assets were $5.2 million and $4.8 million at March 31, 2022 and December 31, 2021, respectively, and long-term assets were $12.5 million and $11.9 million at March 31, 2022 and December 31, 2021, respectively. The Company recorded amortization expense of $1.3 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively, which is included in sales and marketing expense on the condensed consolidated statements of operations and comprehensive loss.
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

EverCommerce Inc.
March 31, 2022
Notes to Condensed Consolidated Financial Statements
Note 5. Goodwill
Goodwill activity consisted of the following for the three months ended March 31, 2022 (in thousands):

Balance at December 31, 2021	$921,416
Measurement period adjustments(1)	(73)
Effect of foreign currency exchange rate changes	272
Balance at March 31, 2022	$921,615
(1)The $0.1 million of measurement period adjustments relate to acquisitions consummated during the year ended December 31, 2021.
Note 6. Intangible Assets
Intangible assets consisted of the following as of:

	March 31, 2022
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$606,975	$207,005	$399,970
Developed technology	2-12 years	106,015	46,496	59,519
Trade name	3-10 years	38,189	15,845	22,344
Non-compete agreements	2-5 years	2,409	1,706	703
Total		$753,588	$271,052	$482,536

	December 31, 2021
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$607,625	$187,556	$420,069
Developed technology	2-12 years	106,162	42,215	63,947
Trade name	3-10 years	38,218	14,540	23,678
Non-compete agreements	2-5 years	2,409	1,568	841
Total		$754,414	$245,879	$508,535
Amortization expense was $25.2 million and $22.0 million for the three months ended March 31, 2022 and 2021, respectively.

EverCommerce Inc.
March 31, 2022
Notes to Condensed Consolidated Financial Statements
Note 7. Property and Equipment
Property and equipment consisted of the following as of:

	March 31,	December 31,
	2022	2021
	(in thousands)

Computer equipment and software	$9,059	$8,191
Furniture and fixtures	3,676	3,667
Leasehold improvements	12,030	12,032
Total property and equipment	24,765	23,890
Less accumulated depreciation	(11,398)	(10,381)
Property and equipment, net	$13,367	$13,509
Depreciation expense was $1.0 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.
Note 8. Capitalized Software
Capitalized software consisted of the following as of:

	March 31,	December 31,
	2022	2021
	(in thousands)

Capitalized software	$35,453	$31,960
Less: accumulated amortization	(9,096)	(7,960)
Capitalized software, net	$26,357	$24,000
Amortization expense was $1.2 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.

EverCommerce Inc.
March 31, 2022
Notes to Condensed Consolidated Financial Statements
Note 9. Long-Term Debt
Long-term debt consisted of the following as of:

	March 31,	December 31,
	2022	2021
	(in thousands)

Term notes with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate, plus an applicable margin of 3.25% (3.75% at March 31, 2022) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2028	$547,250	$548,625
Revolver with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate, plus an applicable margin of 3.25% (3.71% at March 31, 2022), and outstanding balance due July 2026	—	—
Subordinated unsecured promissory note related to acquisition of Service Nation, Inc., interest paid-in-kind, interest rate at 8.5% with balloon payment due September 2022	2,927	2,866
Subordinated unsecured promissory note related to acquisition of Technique Fitness, Inc. D/B/A Club OS, interest paid-in-kind, interest rate at 7% with balloon payment due December 2022	2,701	2,655
Principal debt	552,878	554,146
Deferred financing costs on long-term debt	(5,597)	(5,826)
Discount on long-term debt	(2,089)	(2,193)
Total debt	545,192	546,127
Less current maturities	11,070	10,943
Long-term portion	$534,122	$535,184
On July 6, 2021, the Company entered into a credit facility (“Credit Agreement”) that includes term loans in an aggregate principal amount of $350.0 million (“Initial Term Loans”), a revolver with a capacity of $190.0 million (“Revolver”) and a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. The Initial Term Loans were used to retire the Company’s debt arrangements that were outstanding prior to the Initial Public Offering (“IPO”).
As of November 2021, the Company had $35.0 million outstanding under the Revolver, and borrowed the remaining capacity of the Revolver to fund the acquisition of DrChrono. Subsequently in the same month, the Company received additional term loans in an aggregate principal amount of $200.0 million (together with the Initial Term Loans, the “Term Loans”), the proceeds of which were used to repay the outstanding principal balance of the Revolver of $190.0 million and for general corporate purposes. The Initial Term Loans, Revolver and Additional Term Loans are collectively referred to herein as the (“Credit Facilities”).
The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of March 31, 2022, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. If no such trading prices are available, the Company determines the fair value of long-term debt using discounted cash flows, applying current interest rates and current credit spreads, based on its own credit risk. The fair value amounts were approximately $545.9 million and $552.8 million as of March 31, 2022 and December 31, 2021, respectively.

EverCommerce Inc.
March 31, 2022
Notes to Condensed Consolidated Financial Statements
As of January 1, 2021, the Company also had outstanding subordinated promissory notes (“Legacy Subordinated Notes”) that included paid-in-kind (“PIK”) interest. The interest on the Legacy Subordinated Notes is all PIK and is due upon maturity. Total PIK interest was $0.1 million for each of the three months ended March 31, 2022 and 2021.
The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and is secured by substantially all assets of the Company. As of March 31, 2022, the Company was in compliance with all of its covenants.
Aggregate maturities of the Company’s debt for the years ending December 31 are as follows as of March 31, 2022 (in thousands):

Years ending December 31:
2022 (remaining nine months)	$9,998
2023	5,500
2024	5,500
2025	5,500
2026	5,500
Thereafter	521,125
Total aggregate maturities of the Company’s debt	$553,123
Included in aggregate maturities is future paid-in-kind interest totaling $0.2 million that will accrue over the term of the related debt.
Note 10. Equity
On May 5, 2021, the Company amended its Certificate of Incorporation (“Third Amended and Restated Certificate of Incorporation”) to increase the number of authorized shares of Preferred Stock from 125,000,000 shares to 140,000,000 shares of Preferred Stock, $0.00001 par value per share, of which 50,000,000 were designated as Series A, 75,000,000 were designated as Series B and 15,000,000 were designated as Series C as of such date. Each share of Series A, Series B and Series C could have been converted into common stock at any time, at the option of the holder, based on a prescribed formula set forth in the Company’s Third Amended and Restated Certificate of Incorporation. In the event of a liquidation, dissolution, winding up of the Company or other similar event, liquidation payments would have first been made to the holders of Series B, then to Series C, then to Series A. In May 2021, the Company issued 7.9 million shares of Series C for proceeds of $109.8 million net of issuance costs.
In accordance with ASC 480, Distinguishing Liabilities from Equity, if the carrying value of redeemable preferred stock is less than its redemption value, redeemable preferred stock shall be accreted to its redemption value if it is probable it will become redeemable. Prior to March 15, 2021, the Company concluded it was probable that the Series B would become redeemable due to the passage of time. However, after that date the Company concluded that it was no longer probable that the Series B would become redeemable due to the increased likelihood of a successful IPO prior to February 23, 2026. The Company’s Series B accruing dividends comprised a component of the redemption value of such stock. The Company recorded the accretion of Series B through March 15, 2021, by increasing its carrying value and recording a corresponding reduction of Additional Paid-In Capital in the amount of $15.1 million for the three months ended March 31, 2021.

EverCommerce Inc.
March 31, 2022
Notes to Condensed Consolidated Financial Statements
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
Note 11. Stock-Based Compensation
In 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the granting of stock-based awards, including stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, and other stock-based awards. In connection with the IPO, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO and, as a result of which, the Company can no longer make awards under the 2016 Plan. The 2021 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2021 Plan was 22,000,000 shares, inclusive of available shares previously reserved for issuance under the 2016 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 3% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 22,000,000 shares may be issued upon the exercise of incentive stock options. Based on the Company’s outstanding shares of common stock as of December 31, 2021, as of January 1, 2022 the number of shares reserved for issuance under the 2021 Plan increased by 5.9 million.
In connection with the IPO, the Company’s board of directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). For more information on the ESPP, refer to Note 11 in the Annual Report on Form 10-K.
The following table summarizes our restricted stock unit (“RSU”) and stock option activity for the three months ended March 31, 2022:

	RSUs	Options
	(in thousands)

Outstanding as of January 1, 2022	541	16,444
Granted	1,521	1,480
Vested or exercised	—	(126)
Cancelled or forfeited	(10)	(160)
Outstanding as of March 31, 2022	2,052	17,638
As of March 31, 2022, total unrecognized compensation expense was $25.3 million and $40.5 million related to outstanding restricted stock units and outstanding stock options, respectively.

EverCommerce Inc.
March 31, 2022
Notes to Condensed Consolidated Financial Statements
Stock-based compensation expense was classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)

Cost of revenues	$82	$1
Sales and marketing	328	29
Product development	392	33
General and administrative	5,333	840
Total stock-based compensation expense	$6,135	$903
Note 12. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock as of:

	Three months ended March 31,
	2022	2021
	(in thousands except share and per share amounts)

Numerator:
Net loss	$(13,309)	$(15,995)
Accretion of Series B to redemption value	—	(15,105)
Numerator for basic and diluted EPS – net loss attributable to common stockholders	$(13,309)	$(31,100)

Denominator:
Denominator for basic and diluted EPS – weighted-average shares of common stock outstanding used in computing net loss per share	195,432,404	43,231,295

Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.72)
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect as of:

	March 31,
	2022	2021

Outstanding options to purchase common stock and unvested RSUs	19,690,100	15,073,429
Outstanding convertible preferred stock (Series A and B)	—	117,183,540
Total anti-dilutive outstanding potential common stock	19,690,100	132,256,969

EverCommerce Inc.
March 31, 2022
Notes to Condensed Consolidated Financial Statements
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
There were no transfers between fair value measurement levels during the three months ended March 31, 2022 or 2021.

The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of:

	March 31, 2022				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$46,415	$—	$—	$46,415	Cash equivalents

	December 31, 2021				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$14,855	$—	$—	$14,855	Cash equivalents
Liability:
Contingent consideration	$—	$—	$675	$675	Other current liabilities

EverCommerce Inc.
March 31, 2022
Notes to Condensed Consolidated Financial Statements
The following is a reconciliation of the opening and closing balance for contingent consideration measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022 (in thousands):

Opening balance	$675
Fair value adjustments	(18)
Amounts settled through payment	(657)
Ending balance	$—
Note 14. Income Taxes
Our provision for income taxes in interim periods is based on our estimated annual effective tax rate. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined.

The income tax benefit was $5.7 million and $3.5 million for the three months ended March 31, 2022 and 2021, respectively. Our effective income tax rate was 30.1% and 18.1% for the three months ended March 31, 2022 and 2021, respectively.

The difference in the effective income tax rate was primarily driven by discrete items, including a California law change and an intercompany intellectual property sale in the three months ended March 31, 2022 and acquisition accounting in the three months ended March 31, 2021.
Note 15. Commitments and Contingencies
The Company is obligated under non-cancelable operating leases for office space expiring through 2030. Most of these leases include renewal options. Future minimum payments due under the existing lease agreements are as follows as of March 31, 2022 (in thousands):

Years ending December 31:
2022 (remaining nine months)	$6,486
2023	6,526
2024	4,941
2025	4,705
2026	4,558
Thereafter	12,692
Total future minimum payments due	$39,908
Included in the condensed consolidated statements of operations and comprehensive loss is total rent expense of approximately $2.6 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively.
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

EverCommerce Inc.
March 31, 2022
Notes to Condensed Consolidated Financial Statements
Note 16. Geographic Areas

The following table sets forth long-lived assets by geographic area as of:

	March 31,	December 31,
	2022	2021
	(in thousands)

United States	$37,105	$34,906
International	$2,619	$2,603

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to "EverCommerce Inc.," the “Company,” “we,” “us” and “our” refer to EverCommerce Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report on Form 10-K”). Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

•Billing & Payment Solutions: Our Billing & Payment Solutions provide integrated payments, billing and invoicing automation and business intelligence and analytics. Our omni-channel payments capabilities include point-of-sale, eCommerce, online bill payments, recurring billing, electronic invoicing and mobile payments. Supported payment types include credit card, debit card and Automated Clearing House processing. Our payments platform also provides a full suite of service commerce features, including customer management as well as cash flow reporting and analytics. These value-add features help small- and medium-sized businesses (“SMBs”) to ensure more timely billing and payments collection and provide improved cash flow visibility.

•Customer Engagement Applications: Our Customer Engagement Applications modernize how businesses engage and interact with customers by leveraging innovative, bespoke customer listening and communication solutions to improve the customer experience and increase retention. Our software provides customer listening capabilities with real-time customer surveying and analysis to allow standalone businesses and multi-location brands to receive voice of the customer insights and manage the customer experience lifecycle. These applications include: customer health scoring, customer support systems, real-time alerts, NPS-based customer feedback collection, review generation and automation, reputation management, customer satisfaction surveying and a digital communication suite, among others. These tools help our customers gain actionable insights, increase customer loyalty and repeat purchases and improve customer experiences.

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

Our business benefits from attractive unit economics. Approximately 95% of our revenue in the three months ended March 31, 2022 and 2021 was recurring or re-occurring, and we maintained an annualized net revenue retention rate of more than 100% for the quarter ended March 31, 2022. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.

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

We acquire companies to deepen our competitive moats in existing verticals, and enter new verticals and geographies. We have acquired 52 companies since our inception. We have an established framework for identification, execution, integration, and onboarding of targets, which leverages our significant acquisition experience and utilizes internal criteria for evaluating acquisition candidates and prospective businesses. We have developed and refined our internal criteria over time with our acquisitions, which has helped us to more readily identify attractive and complementary targets that can be efficiently onboarded. These acquired solutions can bring deep industry expertise and vertically-tailored software solutions that provide additional sources of growth. We believe that our methodology, track record, and reputation for sourcing, evaluating, and integrating acquisitions positions us as an “acquirer-of-choice” for potential targets.

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

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, please see “Key Factors Affecting Our Performance” in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K.

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

Our Pro Forma Revenue Growth rate was 20.2% for the three months ended March 31, 2022, reflective of the underlying growth in our business including new customers and providing more solutions to existing customers.

Non-GAAP Financial Measures

Adjusted Gross Profit

Adjusted Gross Profit is a key performance measure that our management uses to assess our operational performance, as it represents the results of revenues and direct costs, which are key components of our operations. We believe that this non-GAAP financial measure is useful to investors and other interested parties in analyzing our financial performance because it reflects the gross profitability of our operations, and excludes the indirect costs associated with our sales and marketing, product development, general and administrative activities and depreciation and amortization, and the impact of our financing methods and income taxes.

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

	Three months ended March 31,
	2022		2021
	(in thousands)

Gross profit(1)	$87,278	(2)	$64,645	(3)
Depreciation and amortization	5,553		4,587
Adjusted gross profit	$92,831		$69,232

(1)Gross profit is calculated as total revenues less cost of revenues (exclusive of depreciation and amortization), amortization of developed technology, amortization of capitalized software and depreciation expense (allocated to cost of revenues).
(2)For the three months ended March 31, 2022, gross profit represents total revenues of $143.6 million less cost of revenues (exclusive of depreciation and amortization) of $50.7 million, amortization of developed technology of $4.2 million, amortization of capitalized software of $1.1 million and depreciation expense (allocated to cost of revenues) of $0.3 million.
(3)For the three months ended March 31, 2021, gross profit represents total revenues of $104.9 million less cost of revenues (exclusive of depreciation and amortization) of $35.7 million, amortization of developed technology of $3.4 million, amortization of capitalized software of $0.8 million and depreciation expense (allocated to cost of revenues) of $0.4 million.

Adjusted EBITDA

Adjusted EBITDA is a key performance measure that our management uses to assess our financial performance and is also used for internal planning and forecasting purposes. We believe that this non-GAAP financial measure is useful to investors and other interested parties in analyzing our financial performance because it provides a comparable overview of our operations across historical periods. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of net loss to Adjusted EBITDA, helps investors make comparisons between our company and other companies that may have different capital structures, different tax rates and/or different forms of employee compensation.

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

We calculate Adjusted EBITDA as net loss adjusted to exclude interest and other expense, net, income tax benefit, depreciation and amortization, other amortization, acquisition related costs, stock-based compensation, and other non-recurring costs. Other amortization includes amortization for capitalized contract acquisition costs. Acquisition related costs are specific deal-related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. Other non-recurring costs are expenses such as system implementation costs and severance related to planned restructuring activities. Acquisition related costs and other non-recurring costs are excluded as they are not representative of our underlying operating performance. Adjusted EBITDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other GAAP measures of income (loss). The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA on a consolidated basis.

	Three months ended March 31,
	2022	2021
	(in thousands)

Net loss	$(13,309)	$(15,995)
Adjusted to exclude the following:
Interest and other expense, net	5,478	12,949
Income tax benefit	(5,737)	(3,527)
Depreciation and amortization	27,391	23,697
Other amortization	942	600
Acquisition related costs	597	1,098
Stock-based compensation	6,135	903
Other non-recurring costs	1,465	1,585
Adjusted EBITDA	$22,962	$21,310
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

Subscription and Transaction Fees: Revenue includes (i) recurring monthly, quarterly and annual SaaS subscriptions and software license and maintenance fees from the sale of our Business Management, Customer Engagement, and Billing and Payment solutions; (ii) payment processing fees based on the transaction volumes processed through our integrated payment solutions and processing fees based on transaction volumes for our revenue cycle management, chronic care management and health insurance clearinghouse solutions and (iii) membership subscriptions and our share of rebates from suppliers generated though group purchasing programs. Our revenue from payment processing fees is recorded net of credit card and ACH processing and interchange charges in the month the services are performed.

Marketing Technology Solutions: Revenue includes (i) recurring revenues for managing digital advertising programs on behalf of our customers including website hosting, search engine management and optimization, social media management and blog automation and (ii) re-occurring fees paid by service professionals for consumer leads generated by our various platforms.

Other: Revenue includes (i) consulting, implementation, training and other professional services; (ii) website development; (iii) revenue from various business development partnerships; (iv) event income and (v) hardware sales related to our business management or payment software solutions.

Cost of Revenues

Cost of revenue (exclusive of depreciation and amortization) consists of expenses related to delivering our services and products and providing support to our customers and includes employee costs and related overhead, customer credit card processing fees, targeted mail costs, third party fulfillment costs and software hosting expenses.

We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the mix of revenue between subscription and transaction fees and marketing technology solutions, labor costs, third-party expenses and acquisitions. In particular, marketing technology solutions revenue generally has a higher cost of revenue as a percentage of revenue than our subscription and transaction fee revenue. For the three months ended March 31, 2022, revenue from subscription and transaction fees increased 43.6%, compared to the three months ended March 31, 2021, whereas marketing technology solutions revenue increased 17.8%. To the extent our marketing technology solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our subscription and transaction fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.

Sales and Marketing

Sales and marketing expense consist primarily of employee costs for our sales and marketing personnel, including salaries, benefits, bonuses, stock based compensation and sales commissions. Sales and marketing expenses also include advertising costs, travel-related expenses and costs to market and promote our products, direct customer acquisition costs, costs related to conferences and events and partner/broker commissions. Software and subscription services dedicated for use by our sales and marketing organization, and outside services contracted for sales and marketing purposes are also included in sales and marketing expense. Sales commissions that are incremental to obtaining a customer contract are deferred and amortized ratably over the estimated period of our relationship with that customer. We expect our sales and marketing expenses will increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth. We also anticipate that sales and marketing expenses will increase as a percentage of revenue in the near and medium-term.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. We operate as a single reportable segment to reflect the way our chief operating decision maker (“CODM”) reviews and assesses the performance of our business. For additional information concerning our accounting policies, see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K.

Impact of Acquisitions

The comparability of our operating results is impacted by our business combinations and acquisitions. In our discussion of changes in our results of operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, we quantitatively disclose the impact of the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations, and as such the discussion is focused on major changes in components of costs.

Comparison of the three months ended March 31, 2022 and 2021

	Three months ended March 31,
	2022	2021
	(in thousands)

Revenues:
Subscription and transaction fees	$108,001	$75,195
Marketing technology solutions	29,904	25,388
Other	5,671	4,323
Total revenues	143,576	104,906
Operating expenses:
Cost of revenues(1) (exclusive of depreciation and amortization presented separately below)	50,745	35,674
Sales and marketing(1)	30,145	19,689
Product development(1)	17,637	10,325
General and administrative(1)	31,226	22,094
Depreciation and amortization	27,391	23,697
Total operating expenses	157,144	111,479
Operating loss	(13,568)	(6,573)
Interest and other expense, net	(5,478)	(12,949)
Net loss before income tax benefit	(19,046)	(19,522)
Income tax benefit	5,737	3,527
Net loss	$(13,309)	$(15,995)

(1)Includes stock-based compensation expense as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)

Cost of revenues	$82	$1
Sales and marketing	328	29
Product development	392	33
General and administrative	5,333	840
Total stock-based compensation expense	$6,135	$903

Revenues

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Revenues:
Subscription and transaction fees	$108,001	$75,195	$32,806	43.6%
Marketing technology solutions	29,904	25,388	4,516	17.8%
Other	5,671	4,323	1,348	31.2%
Total revenues	$143,576	$104,906	$38,670	36.9%

Revenues increased $38.7 million or 36.9% for the three months ended March 31, 2022, as compared to the corresponding period in 2021. This increase was primarily driven by increases in subscription and transaction fees of $32.8 million and marketing technology solutions of $4.5 million. The increase in subscription and transaction fees related to growth in our customer base, higher transaction volumes processed through our payments platform and revenue earned from acquisitions completed in 2021. The increase in marketing technology solutions related to growth in customers using our digital marketing applications and an increase in consumer leads generated by our platforms. Included in revenues for the three months ended March 31, 2022 is $17.0 million of revenue from acquisitions closed subsequent to March 31, 2021.

Cost of Revenues

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Cost of revenues (exclusive of depreciation and amortization presented separately below)	$50,745	$35,674	$15,071	42.2%
Percentage of revenues	35.3%	34.0%

Cost of revenues increased by $15.1 million or 42.2% for the three months ended March 31, 2022, as compared to the corresponding period in 2021. This increase is predominantly related to the continued growth of the Company and is primarily comprised of an additional $4.1 million of media spend, $3.0 million of personnel and compensation expense, and $2.7 million of outsourced services and other miscellaneous expense, including but not limited to, Application Programming Interface fees and hosting expense. As a percentage of revenue, cost of revenues was 35.3% and 34.0% for the three months ended March 31, 2022 and 2021, respectively.

Sales and Marketing

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Sales and marketing	$30,145	$19,689	$10,456	53.1%
Percentage of revenues	21.0%	18.8%

Sales and marketing expenses increased by $10.5 million or 53.1% for the three months ended March 31, 2022, as compared to the corresponding period in 2021. This increase was primarily driven by an additional $6.0 million of personnel and compensation expense and $1.8 million of advertising spend, due to the continued investment in growth through personnel and various marketing channels. As a percentage of revenue, sales and marketing was 21.0% and 18.8% for the three months ended March 31, 2022 and 2021, respectively.

Product Development

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Product development	$17,637	$10,325	$7,312	70.8%
Percentage of revenues	12.3%	9.8%

Product development expenses increased by $7.3 million or 70.8% for the three months ended March 31, 2022, as compared to the corresponding period in 2021. This increase was primarily driven by additional product development-related personnel expenses of $6.1 million, as a result of investments in our technology teams to support our various solutions as well as centralized security operations, information technology and cloud engineering. As a percentage of revenue, product development expenses were 12.3% and 9.8% for the three months ended March 31, 2022 and 2021, respectively.

General and Administrative

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)

General and administrative	$31,226	$22,094	$9,132	41.3%
Percentage of revenues	21.7%	21.1%

General and administrative expenses increased by $9.1 million or 41.3% for the three months ended March 31, 2022, as compared to the corresponding period in 2021. This increase was primarily driven by an additional $4.5 million of stock-based compensation expense and $2.0 million of personnel and compensation expense, due to the continued investment in infrastructure required to support our rapid growth, scalable operations and being a public company. As a percentage of revenue, general and administrative expenses were 21.7% and 21.1% for the three months ended March 31, 2022 and 2021, respectively.

Depreciation and Amortization

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Depreciation and amortization	$27,391	$23,697	$3,694	15.6%
Percentage of revenues	19.1%	22.6%

Depreciation and amortization increased by $3.7 million or 15.6% for the three months ended March 31, 2022, respectively, as compared to the corresponding period in 2021. This increase was primarily driven by an additional $3.2 million in intangible assets’ amortization as a result of intangible asset additions from our 2021 acquisitions. As a percentage of revenue, depreciation and amortization expenses were 19.1% and 22.6% for the three months ended March 31, 2022 and 2021, respectively.

Interest and Other Expense, net

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Interest and other expense, net	$5,478	$12,949	$(7,471)	(57.7)%
Percentage of revenues	3.8%	12.3%

Interest and other expense, net, decreased by $7.5 million or 57.7% for the three months ended March 31, 2022, as compared to the corresponding period in 2021. This decrease was primarily due to an overall lower outstanding debt balance in 2022 compared to 2021, as well as a lower effective interest rate. As a percentage of revenue, interest and other expense were 3.8% and 12.3% for the three months ended March 31, 2022 and 2021, respectively.

Income Tax Benefit

	Three months ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Income tax benefit	$5,737	$3,527	$2,210	62.7%
Percentage of revenues	4.0%	3.4%

Income tax benefit increased by $2.2 million or 62.7% for the three months ended March 31, 2022, as compared to the corresponding period in 2021. This increase was primarily driven by discrete items, including a California law change and an intercompany intellectual property sale.

Liquidity and Capital Resources

To date, our primary sources of liquidity have been net cash provided by operating activities, proceeds from equity issuances and proceeds from long-term debt.

Our primary use of liquidity has been acquisitions of businesses. For a description of our recent acquisitions, see Note 3 in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Absent significant deterioration of market conditions, we expect that working capital requirements, capital expenditures, acquisitions, debt servicing and lease obligations will be our principal needs for liquidity going forward. During the year ended December 31, 2021, we completed five acquisitions for total consideration of $367.1 million.

As of March 31, 2022, we had cash, cash equivalents and restricted cash of $105.0 million, $190.0 million of available borrowing capacity under our Revolver (as defined below) and $547.3 million outstanding under our Term Loans (as defined below). We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. We expect to consummate acquisitions of complementary businesses in the future that could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. In particular, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part II, Item 1A.“Risk Factors.”

Cash Flows

The following table sets forth cash flow data for the periods indicated therein:

	Three months ended March 31,
	2022	2021
	(in thousands)

Net cash provided by (used in) operating activities	$12,854	$(5,400)
Net cash used in investing activities	(4,392)	(72,144)
Net cash provided by (used in) financing activities	(652)	67,936
Effect of foreign currency exchange rate changes on cash	(370)	196
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,440	$(9,412)

Cash Flow from Operating Activities

During the three months ended March 31, 2022, net cash provided by operating activities consisted of net loss of $13.3 million, offset by net non-cash adjustments to net loss of $28.5 million and net changes in operating assets and liabilities of $2.4 million. Non-cash adjustments primarily consisted of depreciation and amortization of $27.4 million and stock-based compensation expense of $6.1 million, partially offset by deferred taxes of $6.0 million. Changes in working capital during the three months ended March 31, 2022 primarily included cash outflows from prepaid expenses and other current assets of $5.7 million, accounts receivable, net of $2.3 million and accounts payable of $2.1 million, partially offset by cash inflows of $4.2 million from deferred revenue and accrued expenses and other of $3.5 million.

During the three months ended March 31, 2021, net cash used in operating activities consisted of net loss of $16.0 million, offset by net non-cash adjustments to net loss of $23.7 million, and net changes in operating assets and liabilities of $13.1 million. Non-cash adjustments primarily consisted of depreciation and amortization of $23.7 million. Changes in working capital during the three months ended March 31, 2021 primarily included cash outflows from accrued expenses and other of $10.3 million and accounts receivable, net of $4.7 million, partially offset by cash inflows for deferred revenue of $5.1 million.

Cash Flow from Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities was $4.4 million. The cash flow used was driven primarily by costs to develop software of $3.5 million. The remainder was primarily for purchases of property and equipment.

During the three months ended March 31, 2021, net cash used in investing activities was $72.1 million. The cash flow used was driven primarily by acquisition of companies, net of cash acquired, of $69.1 million. The remainder was primarily for purchases of property and equipment and costs to develop software.

Cash Flow from Financing Activities

During the three months ended March 31, 2022, net cash used in financing activities was $0.7 million. The cash flow used was driven by payments on long-term debt of $1.4 million, partially offset by the exercise of stock options of $0.7 million.

During the three months ended March 31, 2021, net cash provided by financing activities was $67.9 million. The cash flow provided was driven primarily by proceeds from long-term debt of $69.2 million. The proceeds from these financings were primarily used to fund acquisitions.

Credit Facilities

Prior to our Initial Public Offering (the “IPO”), subsidiaries of the Company were party to a credit facility that provided for (i) a term loan in an aggregate principal amount of $415.0 million (the “Legacy Term Loan”), (ii) commitments for delayed draw term loans up to an aggregate principal amount of $385.0 million (the “Legacy Delayed Draw Term Loans”), (iii) commitments for revolving loans up to an aggregate principal amount of $50.0 million (the “Legacy Revolver”), and (iv) a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $10.0 million, or the letters of credit (the Legacy Term Loan, Legacy Delayed Draw Term Loans and Legacy Revolver are referred to herein as the “Legacy Credit Facilities”).

In connection with our IPO, on July 6, 2021 we refinanced our Legacy Credit Facilities and EverCommerce Solutions Inc., as borrower, and EverCommerce Intermediate Inc. entered into a new credit agreement (the “Credit Agreement”) in an aggregate principal amount of $540.0 million, consisting of (i) an aggregate principal amount of $350.0 million (the “Initial Term Loans”), (ii) a revolver with a capacity of $190.0 million (the “Revolver”), and (iii) a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. We used the net proceeds of the Initial Term Loans and a portion of the funds available under our Revolver, together with the net proceeds from the IPO, to repay all amounts outstanding under our Legacy Credit Facilities. In November 2021, the Company drew an additional $155.0 million on the Revolver to fund an acquisition. Subsequently, in November 2021, the Company drew an additional $200.0 million (the “Additional Term Loans,” and collectively with the Initial Term Loans, the “Term Loans”) as permitted by the Credit Agreement. The Company used the proceeds of the Additional Term Loans to repay all amounts outstanding on the Revolver and for general corporate purposes. The Initial Term Loans, Revolver and Additional Term Loans are collectively referred to herein as the “Credit Facilities.”

Simultaneously with the execution of the Credit Facilities, we and various of our subsidiaries entered into a collateral agreement and guarantee agreement. Pursuant to the guarantee agreement, EverCommerce Intermediate Inc. and various of our subsidiaries are guarantors of the obligations under the Credit Facilities. Pursuant to the collateral agreement, the Credit Facilities are secured by liens on substantially all of our assets, including our intellectual property and the equity interests of our various subsidiaries, including EverCommerce Solutions Inc.

The Credit Facilities contain certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, issuance of preferred equity interests, liens, fundamental changes and asset sales, investments, negative pledges, repurchases of stock, dividends and other distributions, and transactions with affiliates. In addition, we are subject to a financial covenant with respect to the Revolver whereby, if the aggregate principal amount of revolving loans (excluding letters of credit) outstanding on the last day of any fiscal quarter exceeds 35% of the aggregate commitments available under the Revolver, then our first lien leverage ratio as of the last day of such fiscal quarter must be 7.50 to 1.00 or less.

Borrowings under the Credit Facilities are available as ABR or Eurocurrency borrowings. ABR borrowings under the Credit Facilities accrue interest at an alternate base rate plus an applicable rate, and Eurocurrency borrowings accrue interest at an adjusted LIBOR rate plus an applicable rate. The ABR rate represents the greater of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and an adjusted LIBOR rate for a one month interest period plus 1%. The applicable rate for the Term Loans and the New Revolver loans is 3% for Eurocurrency borrowings and 2% for ABR Borrowings, in each case subject to change based on our first lien net leverage ratio.

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

The Revolver has a variable commitment fee, which is based on our first lien leverage ratio. We expect the commitment fee to range from 0.25% to 0.375% per annum. We are obligated to pay a fixed fronting fee for letters of credit of 0.125% per annum.

Amounts borrowed under the Revolver may be repaid and re-borrowed through maturity of the Revolver in July 2026. The Term Loans mature in July 2028. The Term Loans may be repaid or prepaid but may not be re-borrowed.

As of March 31, 2022, there was $547.3 million outstanding under our Credit Facilities, all of which was related to the Term Loans as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loans was approximately 4.0% for the three months ended March 31, 2022.

As of March 31, 2022, we were in compliance with the covenants under the Credit Facilities.

Contractual Obligations

There have been no material changes to our contractual obligations as of March 31, 2022 from those disclosed in our Annual Report on Form 10-K.

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

Our critical accounting policies are described in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our disclosures regarding market risk as described in our Annual Report on Form 10-K under the heading Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I. Item 1A “Risk Factors” of our Annual Report on Form 10-K. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 3, 2022, Stone de Souza, the Chief Operating Officer of the Company, tendered his resignation from the Company, effective May 20, 2022.

On May 4, 2022, Shane Driggers began serving as the Chief Human Resources Officer of the Company.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of EverCommerce Inc	8-K	001-40575	3.1	7/9/2021
3.2	Amended and Restated Bylaws of EverCommerce Inc	8-K	001-40575	3.2	7/9/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERCOMMERCE INC.

Date: May 9, 2022	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Marc Thompson
Marc Thompson
Chief Financial Officer
(Principal Financial Officer)