Form 10-Q
period 2022-06-30
EverCommerce Inc.
filed 2022-08-09
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Yes ☐ No ☒

As of August 3, 2022, there were 194,573,619 shares of the registrant’s common stock, par value $0.00001, outstanding.

TABLE OF CONTENTS

		Page
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2022 and 2021	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited) for the three and six months ended June 30, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2022 and 2021	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	44
Item 6.	Exhibits	44
Signatures		46

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, macroeconomic and market conditions, equity compensation, business strategy, plans, market growth, future acquisitions and other capital expenditures and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our limited operating history and evolving business; our recent growth rates may not be sustainable or indicative of future growth; we may not achieve profitability in the future; we may continue to experience significant quarterly and annual fluctuations in our operating results due to a number of factors, which makes our future operating results difficult to predict; we may reduce our rate of acquisitions and may be unsuccessful in achieving continued growth through acquisitions; revenues and profits generated through acquisitions may be less than anticipated, and we may fail to uncover all liabilities of acquisition targets; we may need to incur additional indebtedness or seek capital through new equity or debt financings, which may not be available to us on acceptable terms or at all; we may not be able to continue to expand our share of our existing vertical markets or expand into new vertical markets; we face intense competition in each of the industries in which we operate; the industries in which we operate are rapidly evolving and the market for technology-enabled services that empower SMBs is relatively immature and unproven; we are dependent on payment card networks and payment processors and if we fail to comply with the applicable requirements of our payment network or payment processors, they can seek to fine us, suspend us or terminate our registrations through our bank sponsors; the inability to keep pace with rapid developments and changes in the electronic payments market or are unable to introduce, develop and market new and enhanced versions of our software solutions; real or perceived errors, failures or bugs in our solutions; unauthorized disclosure, destruction or modification of data, disruption of our software or services or cyber breaches; our estimated total addressable market is subject to inherent challenges and uncertainties; actual or perceived inaccuracies in our operational metrics may harm our reputation; failure to effectively develop and expand our sales and marketing capabilities; failure to maintain and enhance our reputation and brand recognition; inability to retain current customers or to sell additional functionality and services to them may adversely affect our revenue growth; our systems and our third-party providers’ systems may fail or our third-party providers may discontinue providing their services or technology or to us specifically; faster growth of lower margin solutions and services than higher margin solutions and services; risks related to the COVID-19 pandemic; economic and political risks, including the business cycles of our clients and changes in the overall level of consumer and commercial spending; our ability to retain and hire skilled personnel; risks related to our indebtedness; risks related to the increasing focus on environmental sustainability and social initiatives; our ability to adequately protect or enforce our intellectual property and other proprietary rights; risk of patent, trademark and other intellectual property infringement claims; risks related to governmental regulation; risks related to our sponsor stockholders agreement and qualifying as a “controlled company” under the rules of The Nasdaq Stock Market; as well as the other factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report on Form 10-K”), as updated by our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EverCommerce Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(unaudited)

	June 30,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$105,233	$93,993
Restricted cash	3,914	3,566
Accounts receivable, net of allowance for doubtful accounts of $2.3 million and $1.9 million at June 30, 2022 and December 31, 2021, respectively	49,022	40,514
Contract assets	15,417	11,039
Prepaid expenses and other current assets	26,210	22,505
Total current assets	199,796	171,617
Non-current assets:
Property and equipment, net	12,981	13,509
Capitalized software, net	28,603	24,000
Other non-current assets	21,519	24,296
Intangible assets, net	456,364	508,535
Goodwill	914,024	921,416
Total non-current assets	1,433,491	1,491,756
Total assets	$1,633,287	$1,663,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except per share and share amounts)
(unaudited)

	June 30,	December 31,
	2022	2021

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,774	$10,325
Accrued expenses and other	54,506	49,340
Deferred revenue	25,516	22,992
Customer deposits	9,362	9,828
Current maturities of long-term debt	11,200	10,943
Total current liabilities	108,358	103,428
Non-current liabilities:
Deferred tax liability, net	7,170	17,862
Long-term deferred revenue	2,744	2,803
Long-term debt, net of current maturities and deferred financing costs	533,062	535,184
Other non-current liabilities	18,442	18,448
Total non-current liabilities	561,418	574,297
Total liabilities	669,776	677,725

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 195,528,413 and 195,384,291 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Accumulated other comprehensive loss	(10,600)	(1,767)
Additional paid-in capital	1,513,529	1,500,643
Accumulated deficit	(539,420)	(513,230)
Total stockholders’ equity	963,511	985,648
Total liabilities, convertible preferred stock and stockholders’ equity	$1,633,287	$1,663,373
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenues:
Subscription and transaction fees	$115,648	$85,136	$223,649	$160,331
Marketing technology solutions	35,160	31,976	65,064	57,364
Other	6,438	3,938	12,109	8,261
Total revenues	157,246	121,050	300,822	225,956
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	55,103	40,856	105,848	76,530
Sales and marketing	29,946	22,802	60,091	42,491
Product development	17,423	12,047	35,060	22,372
General and administrative	33,358	31,923	64,584	54,017
Depreciation and amortization	27,520	24,224	54,911	47,921
Total operating expenses	163,350	131,852	320,494	243,331
Operating loss	(6,104)	(10,802)	(19,672)	(17,375)
Interest and other expense, net	(6,702)	(13,165)	(12,180)	(26,114)
Net loss before income tax benefit (expense)	(12,806)	(23,967)	(31,852)	(43,489)
Income tax benefit (expense)	(75)	(367)	5,662	3,160
Net loss	(12,881)	(24,334)	(26,190)	(40,329)
Other comprehensive loss:
Foreign currency translation gains (losses), net	(8,169)	369	(8,833)	912
Comprehensive loss	$(21,050)	$(23,965)	$(35,023)	$(39,417)

Net loss attributable to common stockholders:
Net loss	$(12,881)	$(24,334)	$(26,190)	$(40,329)
Adjustments to net loss (see Note 12)	—	—	—	(15,105)
Net loss attributable to common stockholders	$(12,881)	$(24,334)	$(26,190)	$(55,434)

Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.56)	$(0.13)	$(1.27)

Basic and diluted weighted-average shares of common stock outstanding used in computing net loss per share	195,650,334	43,732,225	195,541,998	43,483,144
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2021	—	$—	195,384	$2	$1,500,643	$(513,230)	$(1,767)	$985,648
Stock-based compensation	—	—	—	—	6,135	—	—	6,135
Stock option exercises	—	—	126	—	723	—	—	723
Foreign currency translation losses, net	—	—	—	—	—	—	(664)	(664)
Net loss	—	—	—	—	—	(13,309)	—	(13,309)
Balance at March 31, 2022	—	—	195,510	2	1,507,501	(526,539)	(2,431)	978,533
Issuance of common stock for Employee Stock Purchase Plan	—	—	218	—	1,804	—	—	1,804
Stock-based compensation	—	—	—	—	6,508	—	—	6,508
Stock option exercises	—	—	96	—	381	—	—	381
Repurchase and retirement of common stock	—	—	(296)	—	(2,665)	—	—	(2,665)
Foreign currency translation losses, net	—	—	—	—	—	—	(8,169)	(8,169)
Net loss	—	—	—	—	—	(12,881)	—	(12,881)
Balance at June 30, 2022	—	$—	195,528	$2	$1,513,529	$(539,420)	$(10,600)	$963,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)
(in thousands)
(unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A Convertible Preferred Stock		Total Convertible Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance at December 31, 2020	72,226	$745,046	—	$—	44,958	$163,264	$908,310	43,074	$—	$40,564	$(431,264)	$1,546	$(389,154)
Rollover equity in consideration of net assets acquired	—	—	—	—	—	—	—	45	—	416	—	—	416
Stock-based compensation	—	—	—	—	—	—	—	—	—	903	—	—	903
Stock option exercises	—	—	—	—	—	—	—	223	—	735	—	—	735
Foreign currency translation gains, net	—	—	—	—	—	—	—	—	—	—	—	543	543
Accretion of Series B convertible preferred stock to redemption value	—	15,105	—	—	—	—	15,105	—	—	(15,105)	—	—	(15,105)
Net loss	—	—	—	—	—	—	—	—	—	—	(15,995)	—	(15,995)
Balance at March 31, 2021	72,226	760,151	—	—	44,958	163,264	923,415	43,342	—	27,513	(447,259)	2,089	(417,657)
Issuance of convertible preferred stock, net	—	—	7,857	109,782	—	—	109,782	—	—	—	—	—	—
Measurement period adjustment to update fair value of rollover equity	—	—	—	—	—	—	—	—	—	310	—	—	310
Stock-based compensation	—	—	—	—	—	—	—	571	—	11,201	—	—	11,201
Stock option exercises	—	—	—	—	—	—	—	84	—	281	—	—	281
Foreign currency translation gains, net	—	—	—	—	—	—	—	—	—	—	—	369	369
Net loss	—	—	—	—	—	—	—	—	—	—	(24,334)	—	(24,334)
Balance at June 30, 2021	72,226	$760,151	7,857	$109,782	44,958	$163,264	$1,033,197	43,997	$—	$39,305	$(471,593)	$2,458	$(429,830)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2022	2021

Cash flows provided by operating activities:
Net loss	$(26,190)	$(40,329)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,911	47,921
Capitalized software abandonment	500	—
Amortization of discount on long-term debt	209	3,234
Amortization of deferred financing costs on long-term debt	460	120
Amortization of costs and fees on credit facility commitments	198	291
Deferred taxes	(6,209)	(3,284)
Bad debt expense	1,012	1,030
Paid-in-kind interest on long-term debt	216	200
Stock-based compensation expense	12,643	12,104
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(9,547)	(7,068)
Prepaid expenses and other current assets	(8,346)	(13,482)
Other non-current assets	(1,233)	(3,004)
Accounts payable	(2,485)	398
Accrued expenses and other	5,228	(982)
Deferred revenue	2,642	7,151
Other long-term liabilities	(7)	(468)
Net cash provided by operating activities	24,002	3,832

Cash flows used in investing activities:
Purchases of property and equipment	(1,565)	(1,136)
Capitalization of software costs	(7,492)	(5,672)
Acquisition of companies, net of cash acquired	—	(69,017)
Net cash used in investing activities	(9,057)	(75,825)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Six months ended June 30,
	2022	2021

Cash flows provided by (used in) financing activities:
Payments on long-term debt	(2,750)	(4,015)
Proceeds from long-term debt	—	69,216
Exercise of stock options	1,104	1,016
Proceeds from preferred stock issuance, net	—	109,782
Proceeds from common stock issuance for Employee Stock Purchase Plan	1,804	—
Repurchase and retirement of common stock	(2,665)	—
Net cash provided by (used in) financing activities	(2,507)	175,999
Effect of foreign currency exchange rate changes on cash	(850)	237
Net increase in cash and cash equivalents and restricted cash	11,588	104,243
Cash and cash equivalents and restricted cash:
Beginning of period	97,559	98,338
End of period	$109,147	$202,581

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,642	$21,888
Cash paid for income taxes	$1,388	$583

Supplemental disclosures of noncash investing and financing activities:
Rollover equity in consideration of net assets acquired	$—	$726
Accretion of Series B convertible preferred stock to redemption value	$—	$15,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
June 30, 2022
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021 and the related notes (“Annual Report on Form 10-K”). The December 31, 2021 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the six months ended June 30, 2022 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2021 and the related notes.

The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.

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
June 30, 2022
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
Recently Issued Accounting Pronouncements not yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. The ASU affects all companies that lease assets such as real estate and equipment for a period for more than 12 months, and will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The updated standard will be effective for annual reporting periods beginning after December 15, 2021 and interim periods the following year. The Company will adopt this standard in the fourth quarter of 2022. Based on management’s current assessment, the impact of adoption will result in an additional right-of-use asset and corresponding lease liability presented on the consolidated balance sheet, largely comprised of its future real estate lease obligations along with any embedded leases in service contracts. Based on our assessment through June 30, 2022, we expect no material impact to the consolidated statements of operations and comprehensive loss; however, management’s analysis of the impact of adoption is not complete.
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
Note 3. Acquisitions
2021 Acquisitions
During 2021 and in the six months ended June 30, 2021, the Company completed five and two business acquisitions, respectively, in conjunction with the execution of its long-term plans and objectives in building a service commerce platform supporting the success of SMBs. All of the acquisitions qualified as business combinations under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition date fair values, with any excess consideration recognized as goodwill. Goodwill primarily represents the value associated with the assembled workforce, and expected synergies subsumed into goodwill.

EverCommerce Inc.
June 30, 2022
Notes to Condensed Consolidated Financial Statements
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
The Company’s condensed consolidated statements of operations and comprehensive loss include $8.4 million of acquisition related transaction costs in general and administrative for acquisitions consummated in 2021, with $2.7 million incurred in the six months ended June 30, 2021.
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
June 30, 2022
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
June 30, 2022
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

Pro Forma Results of Acquisitions (unaudited)

The following table presents unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2022 and 2021, as if the aforementioned 2021 acquisitions had occurred as of January 1, 2021. The Company did not consummate any transactions during the three and six months ended June 30, 2022; accordingly, no adjustments have been made to the results reported for that period. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense of $3.7 million and $6.8 million for the three and six months ended June 30, 2021, respectively, to account for funds borrowed earlier, issuance of our common stock at earlier dates which impacts the calculation of basic and diluted net loss per share, removal of transaction costs of nil and $2.7 million for the three and six months ended June 30, 2021, respectively, and additional amortization expense of $3.0 million and $6.6 million for the three and six months ended June 30, 2021, respectively, resulting from the amortization of intangible assets beginning as of January 1, 2021. We prepared the pro forma financial information for the combined entities for comparative purposes only, and the information is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, nor is the information intended to represent or be indicative of future results of operations.

	Three months ended June 30,		Six months ended June 30,
	2022 Pro Forma	2021 Pro Forma	2022 Pro Forma	2021 Pro Forma
	(in thousands, except per share amounts)
	(unaudited)

Total revenue	$157,246	$135,418	$300,822	$254,911
Net loss	$(12,881)	$(32,500)	$(26,190)	$(53,228)
Adjustments to net loss per share (see Note 10)	—	—	—	(15,105)
Net loss attributable to common stockholders	$(12,881)	$(32,500)	$(26,190)	$(68,333)

Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.74)	$(0.13)	$(1.57)

EverCommerce Inc.
June 30, 2022
Notes to Condensed Consolidated Financial Statements
Note 4. Revenue

Disaggregation of Revenue

The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)

By pattern of recognition (timing of transfer of services):
Point in time	$13,510	$12,328	$25,616	$23,581
Over time	143,736	108,722	275,206	202,375
Total	$157,246	$121,050	$300,822	$225,956
By geographical market:
United States	$141,732	$112,773	$272,018	$206,458
International	15,514	8,277	28,804	19,498
Total	$157,246	$121,050	$300,822	$225,956

Contract Balances

Supplemental balance sheet information related to contracts from customers as of:

	June 30,	December 31,
	2022	2021
	(in thousands)

Accounts receivables	$49,022	$40,514
Contract assets	$15,417	$11,039
Deferred revenue	$25,516	$22,992
Customer deposits	$9,362	$9,828
Long-term deferred revenue	$2,744	$2,803

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
June 30, 2022
Notes to Condensed Consolidated Financial Statements
Contract liabilities: Contract liabilities represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Short-term contract liabilities are included within deferred revenue on the consolidated balance sheets. Long-term contract liabilities are included within long-term deferred revenue on the consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2021 was $18.5 million for the six months ended June 30, 2022.

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

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Variable consideration accounted for under the variable consideration allocation exception associated with unsatisfied performance obligations or an unsatisfied promise that forms part of a single performance obligation under application of the series guidance have been excluded. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription and marketing technology solutions revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of June 30, 2022, was $23.1 million, which is comprised of contracts where the contract term under ASC 606 is in excess of one year. The Company expects to recognize approximately 57% of its remaining performance obligations as revenue within the next year, 27% of its remaining performance obligations as revenue the subsequent year, 11% of its remaining performance obligations as revenue in the third year, and the remainder during the two year period thereafter.

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

Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s consolidated balance sheets. The costs to obtain contracts are amortized over 5 years, which corresponds with the useful life of the related capitalized software. Short-term assets were $5.7 million and $4.8 million at June 30, 2022 and December 31, 2021, respectively, and long-term assets were $13.4 million and $11.9 million at June 30, 2022 and December 31, 2021, respectively. The Company recorded amortization expense within sales and marketing expense on the condensed consolidated statements of operations and comprehensive loss of $1.1 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $2.0 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively. The Company recorded amortization expense within cost of revenues on the condensed consolidated statements of operations and comprehensive loss of $0.4 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.8 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

The Company has concluded that there are no other material costs incurred in fulfillment of customer contracts that are not accounted for under other GAAP, which meet the capitalization criteria under ASC 606 and FASB ASC Topic 340-40, Accounting for Other Assets and Deferred Costs (“ASC 340-40”). The Company has elected to

EverCommerce Inc.
June 30, 2022
Notes to Condensed Consolidated Financial Statements
account for shipping and handling activities as fulfillment activities and recognize the associated expense when the transfer of control of the product has occurred, as permitted under the shipping and handling activities practical expedient.

Note 5. Goodwill

Goodwill activity consisted of the following for the six months ended June 30, 2022 (in thousands):

Balance at December 31, 2021	$921,416
Measurement period adjustments(1)	(73)
Effect of foreign currency exchange rate changes	(7,319)
Balance at June 30, 2022	$914,024

(1)The $0.1 million of measurement period adjustments relates to acquisitions consummated during the year ended December 31, 2021.

Note 6. Intangible Assets

Intangible assets consisted of the following as of:

	June 30, 2022
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$606,003	$226,327	$379,676
Developed technology	2-12 years	105,819	50,708	55,111
Trade name	3-10 years	38,146	17,132	21,014
Non-compete agreements	2-5 years	2,401	1,838	563
Total		$752,369	$296,005	$456,364

	December 31, 2021
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$607,625	$187,556	$420,069
Developed technology	2-12 years	106,162	42,215	63,947
Trade name	3-10 years	38,218	14,540	23,678
Non-compete agreements	2-5 years	2,409	1,568	841
Total		$754,414	$245,879	$508,535

Amortization expense was $25.3 million and $22.5 million for the three months ended June 30, 2022 and 2021, respectively, and $50.5 million and $44.5 million for the six months ended June 30, 2022 and 2021, respectively.

EverCommerce Inc.
June 30, 2022
Notes to Condensed Consolidated Financial Statements
Note 7. Property and Equipment

Property and equipment consisted of the following as of:

	June 30,	December 31,
	2022	2021
	(in thousands)

Computer equipment and software	$9,658	$8,191
Furniture and fixtures	3,692	3,667
Leasehold improvements	12,024	12,032
Total property and equipment	25,374	23,890
Less accumulated depreciation	(12,393)	(10,381)
Property and equipment, net	$12,981	$13,509

Depreciation expense was $1.1 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, and $2.1 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively.

Note 8. Capitalized Software

Capitalized software consisted of the following as of:

	June 30,	December 31,
	2022	2021
	(in thousands)

Capitalized software	$38,903	$31,960
Less: accumulated amortization	(10,300)	(7,960)
Capitalized software, net	$28,603	$24,000

Amortization expense was $1.1 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 the Company recorded a charge to general and administrative on the accompanying condensed consolidated statements of operations and comprehensive loss for $0.5 million related to capitalized features no longer expected to be used.

EverCommerce Inc.
June 30, 2022
Notes to Condensed Consolidated Financial Statements
Note 9. Long-Term Debt

Long-term debt consisted of the following as of:

	June 30,	December 31,
	2022	2021
	(in thousands)

Term notes with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate, plus an applicable margin of 3.25% (4.31% at June 30, 2022) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2028	$545,875	$548,625
Revolver with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate, plus an applicable margin of 3.25% (4.92% at June 30, 2022), and outstanding balance due July 2026	—	—
Subordinated unsecured promissory note related to acquisition of Service Nation, Inc., interest paid-in-kind, interest rate at 8.5% with balloon payment due September 2022	2,989	2,866
Subordinated unsecured promissory note related to acquisition of Technique Fitness, Inc. D/B/A Club OS, interest paid-in-kind, interest rate at 7% with balloon payment due December 2022	2,748	2,655
Principal debt	551,612	554,146
Deferred financing costs on long-term debt	(5,366)	(5,826)
Discount on long-term debt	(1,984)	(2,193)
Total debt	544,262	546,127
Less current maturities	11,200	10,943
Long-term portion	$533,062	$535,184

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

The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of June 30, 2022, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. If no such trading prices are available, the Company determines the fair value of long-term debt using discounted cash flows, applying current interest rates and current credit spreads, based on its own credit risk. The fair value amounts were approximately $521.6 million and $552.8 million as of June 30, 2022 and December 31, 2021, respectively.

EverCommerce Inc.
June 30, 2022
Notes to Condensed Consolidated Financial Statements
As of January 1, 2021, the Company also had outstanding subordinated promissory notes (“Legacy Subordinated Notes”) that included paid-in-kind (“PIK”) interest. The interest on the Legacy Subordinated Notes is all PIK and is due upon maturity. Total PIK interest was $0.1 million for each of the three months ended June 30, 2022 and 2021, and $0.2 million for each of the six months ended June 30, 2022 and 2021.

The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and is secured by substantially all assets of the Company. As of June 30, 2022, the Company was in compliance with all of its covenants.

Aggregate maturities of the Company’s debt for the years ending December 31 are as follows as of June 30, 2022 (in thousands):

Years ending December 31:
2022 (remaining six months)	$8,623
2023	5,500
2024	5,500
2025	5,500
2026	5,500
Thereafter	521,125
Total aggregate maturities of the Company’s debt	$551,748

Included in aggregate maturities is future paid-in-kind interest totaling $0.1 million that will accrue over the term of the related debt.

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

In accordance with ASC 480, Distinguishing Liabilities from Equity, if the carrying value of redeemable preferred stock is less than its redemption value, redeemable preferred stock shall be accreted to its redemption value if it is probable it will become redeemable. Prior to March 15, 2021, the Company concluded it was probable that the Series B would become redeemable due to the passage of time. However, after that date the Company concluded that it was no longer probable that the Series B would become redeemable due to the increased likelihood of a successful IPO prior to February 23, 2026. The Company’s Series B accruing dividends comprised a component of the redemption value of such stock. The Company recorded the accretion of Series B through March 15, 2021, by increasing its carrying value and recording a corresponding reduction of Additional Paid-In Capital in the amount of $15.1 million for the six months ended June 30, 2021.

Immediately prior to the closing of the IPO, the Company filed an Amended and Restated Certificate of Incorporation on July 6, 2021 with the Secretary of State of the State of Delaware to authorize the issuance up to 2,050,000,000 shares, par value $0.00001 per share, consisting of 2,000,000,000 shares of common stock and

EverCommerce Inc.
June 30, 2022
Notes to Condensed Consolidated Financial Statements
50,000,000 shares of preferred stock. In connection with the IPO, all of the Company’s then outstanding convertible preferred stock converted into shares of common stock on a one-for-one basis. Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital.

On June 14, 2022, our Board of Directors approved a stock repurchase program with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. This program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board of Directors. The Company expects to fund repurchases with existing cash on hand. The Company repurchased and retired 296,046 shares of common stock for $2.7 million during the three and six months ended June 30, 2022.

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

EverCommerce Inc.
June 30, 2022
Notes to Condensed Consolidated Financial Statements
The following table summarizes our restricted stock unit (“RSU”) and stock option activity for the six months ended June 30, 2022:

	RSUs	Options
	(in thousands)

Outstanding as of January 1, 2022	541	16,444
Granted	1,521	1,480
Vested or exercised	—	(126)
Cancelled or forfeited	(10)	(160)
Outstanding as of March 31, 2022	2,052	17,638
Granted	211	146
Vested or exercised	—	(96)
Cancelled or forfeited	(163)	(409)
Outstanding as of June 30, 2022	2,100	17,279

As of June 30, 2022, total unrecognized compensation expense was $23.6 million and $34.2 million related to outstanding restricted stock units and outstanding stock options, respectively.

Stock-based compensation expense was classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)

Cost of revenues	$87	$4	$169	$5
Sales and marketing	419	113	747	142
Product development	496	105	888	138
General and administrative	5,506	10,979	10,839	11,819
Total stock-based compensation expense	$6,508	$11,201	$12,643	$12,104

EverCommerce Inc.
June 30, 2022
Notes to Condensed Consolidated Financial Statements
Note 12. Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock as of:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands except share and per share amounts)

Numerator:
Net loss	$(12,881)	$(24,334)	$(26,190)	$(40,329)
Accretion of Series B to redemption value	—	—	—	(15,105)
Numerator for basic and diluted EPS – net loss attributable to common stockholders	$(12,881)	$(24,334)	$(26,190)	$(55,434)

Denominator:
Denominator for basic and diluted EPS – weighted-average shares of common stock outstanding used in computing net loss per share	195,650,334	43,732,225	195,541,998	43,483,144

Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.56)	$(0.13)	$(1.27)

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect as of:

	June 30,
	2022	2021

Outstanding options to purchase common stock and unvested RSUs	19,378,792	14,893,093
Outstanding convertible preferred stock (Series A and B)	—	125,040,682
Total anti-dilutive outstanding potential common stock	19,378,792	139,933,775

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

EverCommerce Inc.
June 30, 2022
Notes to Condensed Consolidated Financial Statements
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

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2022 or 2021.

The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of:

	June 30, 2022				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$14,373	$—	$—	$14,373	Cash equivalents

	December 31, 2021				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$14,855	$—	$—	$14,855	Cash equivalents
Liability:
Contingent consideration	$—	$—	$675	$675	Other current liabilities

The following is a reconciliation of the opening and closing balance for contingent consideration measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2022 (in thousands):

Opening balance	$675
Amounts settled through payment	(657)
Fair value adjustments	(18)
Ending balance	$—

Note 14. Income Taxes

Our provision for income taxes in interim periods is based on our estimated annual effective tax rate. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined.

The income tax benefit (expense) was ($0.1 million) and ($0.4 million) for the three months ended June 30, 2022

EverCommerce Inc.
June 30, 2022
Notes to Condensed Consolidated Financial Statements
and 2021, respectively, and $5.7 million and $3.2 million for the six months ended June 30, 2022 and 2021, respectively. Our effective income tax rate was (0.6%) and (1.5%) for the three months ended June 30, 2022 and 2021, respectively, and 17.8% and 7.3% for the six months ended June 30, 2022 and 2021, respectively.

The difference in the effective income tax rate was primarily driven by discrete items, including a California law change and an intercompany intellectual property sale in the six months ended June 30, 2022 and acquisition accounting and a United Kingdom corporate income tax rate change in the three and six months ended June 30, 2021.

Note 15. Commitments and Contingencies

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

Note 16. Geographic Areas

The following table sets forth long-lived assets by geographic area as of:

	June 30,	December 31,
	2022	2021
	(in thousands)

United States	$39,036	$34,906
International	$2,548	$2,603

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to "EverCommerce," the “Company,” “we,” “us” and “our” refer to EverCommerce Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report on Form 10-K”). Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

•Customer Experience Solutions: Our Customer Experience Solutions modernize how businesses engage and interact with customers by leveraging innovative, bespoke customer listening and communication solutions to improve the customer experience and increase retention. Our software provides customer listening capabilities with real-time customer surveying and analysis to allow standalone businesses and multi-location brands to receive voice of the customer insights and manage the customer experience lifecycle. These applications include: customer health scoring, customer support systems, real-time alerts, NPS-based customer feedback collection, review generation and automation, reputation management, customer satisfaction surveying and a digital communication suite, among others. These tools help our customers gain actionable insights, increase customer loyalty and repeat purchases and improve customer experiences.

•Marketing Technology Solutions: Our Marketing Technology Solutions work with our Customer Experience Solutions to help customers build their businesses by invigorating marketing operations and improving return on investment across the customer lifecycle. These solutions help businesses to manage campaigns, generate quality leads, increase conversion and repeat sales, improve customer loyalty and provide a polished brand experience. Our solutions include: custom website design, development and hosting, responsive web design, marketing campaign design and management, search engine optimization (“SEO”), paid search and display advertising, social media and blog automation, call tracking, review monitoring and marketplace lead generation, among others.

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

Our business benefits from attractive unit economics. Approximately 95% of our revenue in the six months ended June 30, 2022 and 2021 was recurring or re-occurring, and we maintained an annualized net revenue retention rate of more than 100% for the quarter ended June 30, 2022. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.

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

Impact of COVID-19

The COVID-19 pandemic has caused economies, businesses, markets and communities around the globe to be disrupted, and in many cases, shut-down. In the interest of public health, many governments closed physical stores and business locations deemed to be non-essential, which caused increased unemployment levels and businesses to permanently close. Many SMBs have been adversely impacted by the COVID-19 pandemic, and as a result, certain of our business operations were negatively impacted, while others have benefited from customers shifting to technology-focused, digital-first business models. A McKinsey survey from October 2020 revealed that global business executives have accelerated the digitization of their customer and supply-chain interactions by as much as three to four years. Although we cannot predict the COVID-19 pandemic’s future impacts on the global economy, we believe that our business is well positioned to be a partner-of-choice for new customers, to capitalize on the growing trend of digital transformation and to benefit from the revival of the SMB economy.

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

Key Factors Affecting Our Performance

We believe that our performance and future success depends on a number of factors that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, please see “Key Factors Affecting Our Performance” in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K.

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

Our Pro Forma Revenue Growth rate was 16.1% and 18.0% for the three and six months ended June 30, 2022, respectively, reflective of the underlying growth in our business including new customers and providing more solutions to existing customers.

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

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
	(in thousands)

Gross profit (1)	$96,542	(2)	$75,521	(3)	$183,820	(4)	$140,166	(5)
Depreciation and amortization	5,601		4,673		11,154		9,260
Adjusted gross profit	$102,143		$80,194		$194,974		$149,426

(1)Gross profit is calculated as total revenues less cost of revenues (exclusive of depreciation and amortization), amortization of developed technology, amortization of capitalized software and depreciation expense (allocated to cost of revenues).

(2)For the three months ended June 30, 2022, gross profit represents total revenues of $157.2 million less cost of revenues (exclusive of depreciation and amortization) of $55.1 million, amortization of developed technology of $4.1 million, amortization of capitalized software of $1.2 million and depreciation expense (allocated to cost of revenues) of $0.3 million.
(3)For the three months ended June 30, 2021, gross profit represents total revenues of $121.1 million less cost of revenues (exclusive of depreciation and amortization) of $40.9 million, amortization of developed technology of $3.5 million, amortization of capitalized software of $0.8 million and depreciation expense (allocated to cost of revenues) of $0.4 million.
(4)For the six months ended June 30, 2022, gross profit represents total revenues of $300.8 million less cost of revenues (exclusive of depreciation and amortization) of $105.8 million, amortization of developed technology of $8.3 million, amortization of capitalized software of $2.3 million and depreciation expense (allocated to cost of revenues) of $0.6 million.
(5)For the six months ended June 30, 2021, gross profit represents total revenues of $226.0 million less cost of revenues (exclusive of depreciation and amortization) of $76.5 million, amortization of developed technology of $6.9 million, amortization of capitalized software of $1.6 million and depreciation expense (allocated to cost of revenues) of $0.8 million.

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

We calculate Adjusted EBITDA as net loss adjusted to exclude interest and other expense, net, income tax (benefit) expense, depreciation and amortization, other amortization, acquisition related costs, stock-based compensation, and other non-recurring costs. Other amortization includes amortization for capitalized contract acquisition costs. Acquisition related costs are specific deal-related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. Other non-recurring costs are expenses such as system implementation costs and severance related to planned restructuring activities. Acquisition related costs and other non-recurring costs are excluded as they are not representative of our underlying operating performance. Adjusted EBITDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other GAAP measures of income (loss). The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA on a consolidated basis.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)

Net loss	$(12,881)	$(24,334)	$(26,190)	$(40,329)
Adjusted to exclude the following:
Interest and other expense, net	6,702	13,165	12,180	26,114
Income tax (benefit) expense	75	367	(5,662)	(3,160)
Depreciation and amortization	27,520	24,224	54,911	47,921
Other amortization	1,028	677	1,970	1,277
Acquisition related costs	44	1,142	641	2,240
Stock-based compensation expense	6,508	11,201	12,643	12,104
Other non-recurring costs	1,753	1,131	3,218	2,716
Adjusted EBITDA	$30,749	$27,573	$53,711	$48,883
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

Subscription and Transaction Fees: Revenue includes (i) recurring monthly, quarterly and annual SaaS subscriptions and software license and maintenance fees from the sale of our Business Management, Customer Experience and Billing and Payment solutions; (ii) payment processing fees based on the transaction volumes processed through our integrated payment solutions and processing fees based on transaction volumes for our revenue cycle management, chronic care management and health insurance clearinghouse solutions and (iii) membership subscriptions and our share of rebates from suppliers generated though group purchasing programs. Our revenue from payment processing fees is recorded net of credit card and ACH processing and interchange charges in the month the services are performed.

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

We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the mix of revenue between Subscription and Transaction Fees and Marketing Technology Solutions, labor costs, third-party expenses and acquisitions. In particular, Marketing Technology Solutions revenue generally has a higher cost of revenue as a percentage of revenue than our Subscription and Transaction Fee revenue. For the three and six months ended June 30, 2022, revenue from Subscription and Transaction Fees increased 35.8% and 39.5% compared to the three and six months ended June 30, 2021, respectively, whereas Marketing Technology Solutions revenue increased 10.0% and 13.4%, respectively. To the extent our Marketing Technology Solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our Subscription and Transaction Fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.

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

Income Tax Benefit (Expense)

We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit (expense) of net operating loss and tax credit carryforwards. Income taxes are recognized for the amount of taxes payable by the Company's corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

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

Impact of Acquisitions

The comparability of our operating results is impacted by our business combinations and acquisitions. In our discussion of changes in our results of operations for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, we quantitatively disclose the impact of the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations, and as such the discussion is focused on major changes in components of costs.

Comparison of the three and six months ended June 30, 2022 and 2021

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)

Revenues:
Subscription and transaction fees	$115,648	$85,136	$223,649	$160,331
Marketing technology solutions	35,160	31,976	65,064	57,364
Other	6,438	3,938	12,109	8,261
Total revenues	157,246	121,050	300,822	225,956
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	55,103	40,856	105,848	76,530
Sales and marketing (1)	29,946	22,802	60,091	42,491
Product development (1)	17,423	12,047	35,060	22,372
General and administrative (1)	33,358	31,923	64,584	54,017
Depreciation and amortization	27,520	24,224	54,911	47,921
Total operating expenses	163,350	131,852	320,494	243,331
Operating loss	(6,104)	(10,802)	(19,672)	(17,375)
Interest and other expense, net	(6,702)	(13,165)	(12,180)	(26,114)
Net loss before income tax benefit (expense)	(12,806)	(23,967)	(31,852)	(43,489)
Income tax benefit (expense)	(75)	(367)	5,662	3,160
Net loss	$(12,881)	$(24,334)	$(26,190)	$(40,329)

(1)Includes stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)

Cost of revenues	$87	$4	$169	$5
Sales and marketing	419	113	747	142
Product development	496	105	888	138
General and administrative	5,506	10,979	10,839	11,819
Total stock-based compensation expense	$6,508	$11,201	$12,643	$12,104

Revenues

	Three months ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Revenues:
Subscription and transaction fees	$115,648	$85,136	$30,512	35.8%
Marketing technology solutions	35,160	31,976	3,184	10.0%
Other	6,438	3,938	2,500	63.5%
Total revenues	$157,246	$121,050	$36,196	29.9%

	Six months ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Revenues:
Subscription and transaction fees	$223,649	$160,331	$63,318	39.5%
Marketing technology solutions	65,064	57,364	7,700	13.4%
Other	12,109	8,261	3,848	46.6%
Total revenues	$300,822	$225,956	$74,866	33.1%

Revenues increased $36.2 million or 29.9% and $74.9 million or 33.1% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021. These increases were primarily driven by increases in Subscription and Transaction Fees of $30.5 million and $63.3 million, respectively, and Marketing Technology Solutions of $3.2 million and $7.7 million, respectively. The increases in Subscription and Transaction Fees related to growth in our customer base, higher transaction volumes processed through our payments platform and revenue earned from acquisitions completed in 2021. The increases in Marketing Technology Solutions related to growth in customers using our digital marketing applications and an increase in consumer leads generated by our platforms. Included in revenues for the three and six months ended June 30, 2022 is $17.7 million and $34.8 million, respectively, of revenue from acquisitions closed subsequent to June 30, 2021.

Cost of Revenues

	Three months ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Cost of revenues (exclusive of depreciation and amortization presented separately below)	$55,103	$40,856	$14,247	34.9%
Percentage of revenues	35.0%	33.8%

	Six months ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Cost of revenues (exclusive of depreciation and amortization presented separately below)	$105,848	$76,530	$29,318	38.3%
Percentage of revenues	35.2%	33.9%

Cost of revenues increased by $14.2 million or 34.9% and $29.3 million or 38.3% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021. These increases are primarily comprised of an additional $3.9 million and $8.1 million of media spend, respectively, $2.0 million and $4.9 million of personnel and compensation expense, respectively, $2.2 million and $4.9 million of outsourced services, respectively, and $2.3 million and $3.8 million of application programming interface fees, respectively. As a percentage of revenue, cost of revenues was 35.0% and 33.8% for the three months ended June 30, 2022 and 2021, respectively, and 35.2% and 33.9% for the six months ended June 30, 2022 and 2021, respectively.

Sales and Marketing

	Three months ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Sales and marketing	$29,946	$22,802	$7,144	31.3%
Percentage of revenues	19.0%	18.8%

	Six months ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Sales and marketing	$60,091	$42,491	$17,600	41.4%
Percentage of revenues	20.0%	18.8%

Sales and marketing expenses increased by $7.1 million or 31.3% and $17.6 million or 41.4% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021. These increases were primarily driven by an additional $3.3 million and $9.4 million of personnel and compensation expense, respectively, $1.2 million and $3.0 million of advertising spend, respectively, and $1.0 million and $1.6 million of conference expense, respectively, due to the continued investment in growth through personnel and various marketing channels. As a percentage of revenue, sales and marketing was 19.0% and 18.8% for the three months ended June 30, 2022 and 2021, respectively, and 20.0% and 18.8% for the six months ended June 30, 2022 and 2021, respectively.

Product Development

	Three months ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Product development	$17,423	$12,047	$5,376	44.6%
Percentage of revenues	11.1%	10.0%

	Six months ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Product development	$35,060	$22,372	$12,688	56.7%
Percentage of revenues	11.7%	9.9%

Product development expenses increased by $5.4 million or 44.6% and $12.7 million or 56.7% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021. These increases were primarily driven by additional product development-related personnel expenses of $3.4 million and $9.6 million, respectively, as a result of investments in our technology teams to support our various solutions as well as centralized security operations, information technology and cloud engineering. As a percentage of revenue, product development expenses were 11.1% and 10.0% for the three months ended June 30, 2022 and 2021, respectively, and 11.7% and 9.9% for the six months ended June 30, 2022 and 2021, respectively.

General and Administrative

	Three months ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

General and administrative	$33,358	$31,923	$1,435	4.5%
Percentage of revenues	21.2%	26.4%

	Six months ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

General and administrative	$64,584	$54,017	$10,567	19.6%
Percentage of revenues	21.5%	23.9%

General and administrative expenses increased by $1.4 million or 4.5% and $10.6 million or 19.6% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021. These increases were primarily driven by an additional $2.2 million and $4.2 million of personnel and compensation expense, respectively, $0.9 million and $1.9 million of insurance expense, respectively, $0.8 million and $1.2 million of travel expense, respectively, and other miscellaneous expenses, including but not limited to, software subscription costs and professional fees. These costs increased due to the continued investment in infrastructure required to support our rapid growth, scalable operations and being a public company. These increases were partially offset by decreases of $5.5 million and $1.0 million of stock-based compensation expense. As a percentage of revenue, general and administrative expenses were 21.2% and 26.4% for the three months ended June 30, 2022 and 2021, respectively, and 21.5% and 23.9% for the six months ended June 30, 2022 and 2021, respectively.

Depreciation and Amortization

	Three months ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Depreciation and amortization	$27,520	$24,224	$3,296	13.6%
Percentage of revenues	17.5%	20.0%

	Six months ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Depreciation and amortization	$54,911	$47,921	$6,990	14.6%
Percentage of revenues	18.3%	21.2%

Depreciation and amortization increased by $3.3 million or 13.6% and $7.0 million or 14.6% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021. These increases were primarily driven by an additional $2.8 million and $6.0 million, respectively, in intangible assets’ amortization as a result of intangible asset additions from our 2021 acquisitions. As a percentage of revenue, depreciation and amortization expenses were 17.5% and 20.0% for the three months ended June 30, 2022 and 2021, respectively, and 18.3% and 21.2% for the six months ended June 30, 2022 and 2021, respectively.

Interest and Other Expense, net

	Three months ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Interest and other expense, net	$6,702	$13,165	$(6,463)	(49.1)%
Percentage of revenues	4.3%	10.9%

	Six months ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Interest and other expense, net	$12,180	$26,114	$(13,934)	(53.4)%
Percentage of revenues	4.0%	11.6%

Interest and other expense, net, decreased by $6.5 million or 49.1% and $13.9 million or 53.4% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021. These decreases were primarily due to an overall lower outstanding debt balance in 2022 compared to 2021, as well as a lower effective interest rate. As a percentage of revenue, interest and other expense were 4.3% and 10.9% for the three months ended June 30, 2022 and 2021, respectively, and 4.0% and 11.6% for the six months ended June 30, 2022 and 2021, respectively.

Income Tax Benefit (Expense)

	Three months ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Income tax expense	$(75)	$(367)	$(292)	(79.6)%
Percentage of revenues	—%	(0.3)%

	Six months ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Income tax benefit	$5,662	$3,160	$2,502	79.2%
Percentage of revenues	1.9%	1.4%

Income tax expense decreased by $0.3 million or 79.6% for the three months ended June 30, 2022 and the income tax benefit increased by $2.5 million or 79.2% for the six months ended June 30, 2022 as compared to the corresponding periods in 2021. The increase for the six months ended June 30, 2022 was primarily driven by discrete items, including a California law change and an intercompany intellectual property sale.

Liquidity and Capital Resources

To date, our primary sources of liquidity have been net cash provided by operating activities, proceeds from equity issuances and proceeds from long-term debt.

Our primary use of liquidity has been acquisitions of businesses. For a description of our recent acquisitions, see Note 3 in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Absent significant deterioration of market conditions, we expect that working capital requirements, capital expenditures, acquisitions, the Company’s stock repurchase program (discussed below), debt servicing and lease obligations will be our principal needs for liquidity going forward. During the year ended December 31, 2021, we completed five acquisitions for total consideration of $367.1 million.

As of June 30, 2022, we had cash, cash equivalents and restricted cash of $109.1 million, $190.0 million of available borrowing capacity under our Revolver (as defined below) and $545.9 million outstanding under our Term Loans (as defined below). We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. We expect to consummate acquisitions of complementary businesses in the future that could require us to seek additional equity or debt financing. Market and macroeconomic conditions may, from time to time, impact our ability to raise capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part II, Item 1A.“Risk Factors.”

Cash Flows

The following table sets forth cash flow data for the periods indicated therein:

	Six months ended June 30,
	2022	2021
	(in thousands)

Net cash provided by operating activities	$24,002	$3,832
Net cash used in investing activities	(9,057)	(75,825)
Net cash provided by (used in) financing activities	(2,507)	175,999
Effect of foreign currency exchange rate changes on cash	(850)	237
Net increase in cash, cash equivalents and restricted cash	$11,588	$104,243

Cash Flow from Operating Activities

During the six months ended June 30, 2022, net cash provided by operating activities consisted of net loss of $26.2 million, offset by net non-cash adjustments to net loss of $63.9 million and net changes in operating assets and liabilities of $13.7 million. Non-cash adjustments primarily consisted of depreciation and amortization of $54.9 million and stock-based compensation expense of $12.6 million, partially offset by deferred taxes of $6.2 million. Changes in working capital during the six months ended June 30, 2022 were primarily driven by accounts receivable, net of $9.5 million and prepaid expenses and other current assets of $8.3 million, partially offset by accrued expenses and other of $5.2 million.

During the six months ended June 30, 2021, net cash provided by operating activities consisted of net loss of $40.3 million, offset by net non-cash adjustments to net loss of $61.6 million, and net changes in operating assets and liabilities of $17.5 million. Non-cash adjustments primarily consisted of depreciation and amortization of $47.9 million and stock-based compensation of $12.1 million. Changes in working capital during the six months ended June 30, 2021 were primarily driven by prepaid expenses and other current assets of $13.5 million and accounts receivable, net of $7.1 million, partially offset by deferred revenue of $7.2 million.

Cash Flow from Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities was $9.1 million. The cash used was driven primarily by costs to develop software of $7.5 million. The remainder was used for purchases of property and equipment.

During the six months ended June 30, 2021, net cash used in investing activities was $75.8 million. The cash used was driven primarily by acquisition of companies, net of cash acquired, of $69.0 million. The remainder was used for costs to develop software and purchases of property and equipment.

Cash Flow from Financing Activities

During the six months ended June 30, 2022, net cash used in financing activities was $2.5 million. The cash used was primarily driven by payments on long-term debt of $2.8 million and the repurchase and retirement of shares of our common stock of $2.7 million, partially offset by proceeds from common stock issuance, net of $1.8 million and exercise of stock options of $1.1 million. For additional information regarding our repurchase and retirement of shares of our common stock, refer to Note 10 in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

During the six months ended June 30, 2021, net cash provided by financing activities was $176.0 million. The cash provided was driven primarily by net proceeds from preferred stock issuance of $109.8 million and proceeds from long-term debt of $69.2 million. The net proceeds from these financings were primarily used for acquisitions.

Credit Facilities

Prior to our Initial Public Offering (the “IPO”), subsidiaries of the Company were party to a credit facility that provided for (i) a term loan in an aggregate principal amount of $415.0 million (the “Legacy Term Loan”), (ii) commitments for delayed draw term loans up to an aggregate principal amount of $385.0 million (the “Legacy Delayed Draw Term Loans”), (iii) commitments for revolving loans up to an aggregate principal amount of $50.0 million (the “Legacy Revolver”) and (iv) a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $10.0 million, or the letters of credit (the Legacy Term Loan, Legacy Delayed Draw Term Loans and Legacy Revolver are referred to herein as the “Legacy Credit Facilities”).

In connection with our IPO, on July 6, 2021 we refinanced our Legacy Credit Facilities and EverCommerce Solutions Inc., as borrower, and EverCommerce Intermediate Inc. entered into a new credit agreement (the “Credit Agreement”) in an aggregate principal amount of $540.0 million, consisting of (i) an aggregate principal amount of $350.0 million (the “Initial Term Loans”), (ii) a revolver with a capacity of $190.0 million (the “Revolver”) and (iii) a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. We used the net proceeds of the Initial Term Loans and a portion of the funds available under our Revolver, together with the net proceeds from the IPO, to repay all amounts outstanding under our Legacy Credit Facilities. In November 2021, the Company drew an additional $155.0 million on the Revolver to fund an acquisition. Subsequently, in November 2021, the Company drew an additional $200.0 million (the “Additional Term Loans,” and collectively with the Initial Term Loans, the “Term Loans”) as permitted by the Credit Agreement. The Company used the proceeds of the Additional Term Loans to repay all amounts outstanding on the Revolver and for general corporate purposes.

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

As of June 30, 2022, there was $545.9 million outstanding under our Credit Facilities, all of which was related to the Term Loans as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loans was approximately 4.3% for the three months ended June 30, 2022.

As of June 30, 2022, we were in compliance with the covenants under the Credit Facilities.

Stock Repurchase Program

On June 14, 2022, our Board of Directors approved a stock repurchase program with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. This program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board of Directors. The Company expects to fund repurchases with existing cash on hand. The Company repurchased and retired 296,046 shares of common stock for $2.7 million during the three and six months ended June 30, 2022.

Contractual Obligations

There have been no material changes to our contractual obligations as of June 30, 2022 from those disclosed in our Annual Report on Form 10-K.

Refer to Note 9 in the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and notes thereto for a discussion of our debt. Refer to Note 16 in the Financial Statements and Supplementary Data section of our Annual Report on Form 10-K for a discussion of our commitments and contingencies.

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

Our critical accounting policies are described in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

During the three months ended June 30, 2022, we repurchased $2.7 million of shares of our common stock under our stock repurchase program. The stock repurchase activity under our stock repurchase program during the three months ended June 30, 2022 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except per share and share amounts)

June 1, 2022 - June 30, 2022	296,046	$8.98	296,046	$47,341

(1)On June 14, 2022, the Board of Directors of the Company approved a stock repurchase program with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of its board of directors. The Company expects to fund repurchases with existing cash on hand.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

EVERCOMMERCE INC.

Date: August 8, 2022	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Marc Thompson
Marc Thompson
Chief Financial Officer
(Principal Financial Officer)