Form 10-Q
period 2022-09-30
EverCommerce Inc.
filed 2022-11-10
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Yes ☐ No ☒

As of November 4, 2022, there were 193,201,157 shares of the registrant’s common stock, par value $0.00001, outstanding.

TABLE OF CONTENTS

		Page
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and 2021	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
Signatures		47

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EverCommerce Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(unaudited)

	September 30,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$91,473	$93,993
Restricted cash	3,748	3,566
Accounts receivable, net of allowance for doubtful accounts of $3.2 million and $1.9 million at September 30, 2022 and December 31, 2021, respectively	49,762	40,514
Contract assets	13,782	11,039
Prepaid expenses and other current assets	26,319	22,505
Total current assets	185,084	171,617
Non-current assets:
Property and equipment, net	12,507	13,509
Capitalized software, net	31,100	24,000
Other non-current assets	21,688	24,296
Intangible assets, net	430,233	508,535
Goodwill	907,243	921,416
Total non-current assets	1,402,771	1,491,756
Total assets	$1,587,855	$1,663,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except per share and share amounts)
(unaudited)

	September 30,	December 31,
	2022	2021

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,740	$10,325
Accrued expenses and other	47,387	49,340
Deferred revenue	25,300	22,992
Customer deposits	10,176	9,828
Current maturities of long-term debt	8,282	10,943
Total current liabilities	99,885	103,428
Non-current liabilities:
Deferred tax liability, net	6,700	17,862
Long-term deferred revenue	2,596	2,803
Long-term debt, net of current maturities and deferred financing costs	532,006	535,184
Other non-current liabilities	17,532	18,448
Total non-current liabilities	558,834	574,297
Total liabilities	658,719	677,725

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 193,937,954 and 195,384,291 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2	2
Accumulated other comprehensive loss	(17,578)	(1,767)
Additional paid-in capital	1,501,985	1,500,643
Accumulated deficit	(555,273)	(513,230)
Total stockholders’ equity	929,136	985,648
Total liabilities, convertible preferred stock and stockholders’ equity	$1,587,855	$1,663,373
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenues:
Subscription and transaction fees	$120,085	$91,788	$343,734	$252,119
Marketing technology solutions	36,276	31,610	101,340	88,974
Other	1,765	5,136	13,874	13,397
Total revenues	158,126	128,534	458,948	354,490
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	57,655	42,958	163,503	119,488
Sales and marketing	29,440	25,156	89,531	67,647
Product development	18,508	12,711	53,568	35,083
General and administrative	32,164	25,779	96,748	79,796
Depreciation and amortization	27,613	25,996	82,524	73,917
Total operating expenses	165,380	132,600	485,874	375,931
Operating loss	(7,254)	(4,066)	(26,926)	(21,441)
Interest and other expense, net	(8,890)	(5,148)	(21,070)	(31,262)
Loss on debt extinguishment	—	(28,714)	—	(28,714)
Net loss before income tax benefit	(16,144)	(37,928)	(47,996)	(81,417)
Income tax benefit	291	1,022	5,953	4,182
Net loss	(15,853)	(36,906)	(42,043)	(77,235)
Other comprehensive loss:
Foreign currency translation losses, net	(6,978)	(3,430)	(15,811)	(2,518)
Comprehensive loss	$(22,831)	$(40,336)	$(57,854)	$(79,753)

Net loss attributable to common stockholders:
Net loss	$(15,853)	$(36,906)	$(42,043)	$(77,235)
Adjustments to net loss (see Note 12)	—	—	—	(15,105)
Net loss attributable to common stockholders	$(15,853)	$(36,906)	$(42,043)	$(92,340)

Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$(0.20)	$(0.22)	$(1.01)

Basic and diluted weighted-average shares of common stock outstanding used in computing net loss per share	194,542,764	187,994,437	195,205,260	91,655,461
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2021	—	$—	195,384	$2	$1,500,643	$(513,230)	$(1,767)	$985,648
Stock-based compensation	—	—	—	—	6,135	—	—	6,135
Stock option exercises	—	—	126	—	723	—	—	723
Foreign currency translation losses, net	—	—	—	—	—	—	(664)	(664)
Net loss	—	—	—	—	—	(13,309)	—	(13,309)
Balance at March 31, 2022	—	—	195,510	2	1,507,501	(526,539)	(2,431)	978,533
Issuance of common stock for Employee Stock Purchase Plan	—	—	218	—	1,804	—	—	1,804
Stock-based compensation	—	—	—	—	6,508	—	—	6,508
Stock option exercises	—	—	96	—	381	—	—	381
Repurchase and retirement of common stock	—	—	(296)	—	(2,665)	—	—	(2,665)
Foreign currency translation losses, net	—	—	—	—	—	—	(8,169)	(8,169)
Net loss	—	—	—	—	—	(12,881)	—	(12,881)
Balance at June 30, 2022	—	—	195,528	2	1,513,529	(539,420)	(10,600)	963,511
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	(50)	—	—	(50)
Common stock issued upon vesting of restricted stock units	—	—	116	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,133	—	—	7,133
Stock option exercises	—	—	95	—	571	—	—	571
Repurchase and retirement of common stock	—	—	(1,801)	—	(19,198)	—	—	(19,198)
Foreign currency translation losses, net	—	—	—	—	—	—	(6,978)	(6,978)
Net loss	—	—	—	—	—	(15,853)	—	(15,853)
Balance at September 30, 2022	—	$—	193,938	$2	$1,501,985	$(555,273)	$(17,578)	$929,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)
(in thousands)
(unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A Convertible Preferred Stock		Total Convertible Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance at December 31, 2020	72,226	$745,046	—	$—	44,958	$163,264	$908,310	43,074	$—	$40,564	$(431,264)	$1,546	$(389,154)
Rollover equity in consideration of net assets acquired	—	—	—	—	—	—	—	45	—	416	—	—	416
Stock-based compensation	—	—	—	—	—	—	—	—	—	903	—	—	903
Stock option exercises	—	—	—	—	—	—	—	223	—	735	—	—	735
Foreign currency translation gains, net	—	—	—	—	—	—	—	—	—	—	—	543	543
Accretion of Series B convertible preferred stock to redemption value	—	15,105	—	—	—	—	15,105	—	—	(15,105)	—	—	(15,105)
Net loss	—	—	—	—	—	—	—	—	—	—	(15,995)	—	(15,995)
Balance at March 31, 2021	72,226	760,151	—	—	44,958	163,264	923,415	43,342	—	27,513	(447,259)	2,089	(417,657)
Issuance of convertible preferred stock, net	—	—	7,857	109,782	—	—	109,782	—	—	—	—	—	—
Measurement period adjustment to update fair value of rollover equity	—	—	—	—	—	—	—	—	—	310	—	—	310
Stock-based compensation	—	—	—	—	—	—	—	571	—	11,201	—	—	11,201
Stock option exercises	—	—	—	—	—	—	—	84	—	281	—	—	281
Foreign currency translation gains, net	—	—	—	—	—	—	—	—	—	—	—	369	369
Net loss	—	—	—	—	—	—	—	—	—	—	(24,334)	—	(24,334)
Balance at June 30, 2021	72,226	760,151	7,857	109,782	44,958	163,264	1,033,197	43,997	—	39,305	(471,593)	2,458	(429,830)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(72,226)	(760,151)	(7,857)	(109,782)	(44,958)	(163,264)	(1,033,197)	125,041	2	1,033,195	—	—	1,033,197
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriters fees of $31,102	—	—	—	—	—	—	—	21,882	—	340,884	—	—	340,884
Common stock issued in private placement	—	—	—	—	—	—	—	4,412	—	75,000	—	—	75,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	4,745	—	—	4,745
Stock option exercises	—	—	—	—	—	—	—	24	—	137	—	—	137
Foreign currency translation losses, net	—	—	—	—	—	—	—	—	—	—	—	(3,430)	(3,430)
Net loss			—	—	—	—	—	—	—	—	(36,906)	—	(36,906)
Balance at September 30, 2021	—	$—	—	$—	—	$—	$—	195,356	$2	$1,493,266	$(508,499)	$(972)	$983,797
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2022	2021

Cash flows provided by operating activities:
Net loss	$(42,043)	$(77,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on debt extinguishment	—	28,714
Depreciation and amortization	82,524	73,917
Capitalized software abandonment	580	—
Amortization of deferred financing costs and non-cash interest	1,622	4,362
Deferred taxes	(6,855)	(2,831)
Stock-based compensation expense	19,776	16,849
Other non-cash items	3,365	1,221
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(11,722)	(7,047)
Prepaid expenses and other current assets	(7,151)	(11,413)
Other non-current assets	(1,313)	(11,526)
Accounts payable	(1,450)	(1,886)
Accrued expenses and other	(1,308)	(6,802)
Deferred revenue	2,503	7,924
Other long-term liabilities	(916)	(574)
Net cash provided by operating activities	37,612	13,673

Cash flows used in investing activities:
Purchases of property and equipment	(2,155)	(1,932)
Capitalization of software costs	(11,440)	(9,065)
Acquisition of companies, net of cash acquired	—	(183,242)
Net cash used in investing activities	(13,595)	(194,239)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Nine months ended September 30,
	2022	2021

Cash flows provided by (used in) financing activities:
Payments on debt	(6,125)	(837,082)
Proceeds from long-term debt	—	496,466
Deferred financing costs	—	(5,689)
Exercise of stock options	1,675	1,153
Proceeds from preferred stock issuance, net	—	109,782
Proceeds from common stock issuance, net	—	415,884
Proceeds from common stock issuance for Employee Stock Purchase Plan	1,754	—
Repurchase and retirement of common stock	(21,863)	—
Net cash provided by (used in) financing activities	(24,559)	180,514
Effect of foreign currency exchange rate changes on cash	(1,796)	59
Net increase (decrease) in cash and cash equivalents and restricted cash	(2,338)	7
Cash and cash equivalents and restricted cash:
Beginning of period	97,559	98,338
End of period	$95,221	$98,345

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,460	$25,090
Cash paid for income taxes	$1,950	$1,544

Supplemental disclosures of noncash investing and financing activities:
Rollover equity in consideration of net assets acquired	$—	$726
Accretion of Series B convertible preferred stock to redemption value	$—	$15,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
September 30, 2022
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021 and the related notes (“Annual Report on Form 10-K”). The December 31, 2021 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the nine months ended September 30, 2022 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2021 and the related notes.

The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.

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
September 30, 2022
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
Recently Issued Accounting Pronouncements not yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. The ASU affects all companies that lease assets such as real estate and equipment for a period for more than 12 months, and will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The updated standard will be effective for annual reporting periods beginning after December 15, 2021 and interim periods the following year. The Company will adopt this standard in the fourth quarter of 2022. Based on management’s current assessment, the impact of adoption will result in an additional right-of-use asset and corresponding lease liability presented on the consolidated balance sheet, largely comprised of its future real estate lease obligations along with any embedded leases in service contracts. Based on our assessment through September 30, 2022, we expect no material impact to the consolidated statements of operations and comprehensive loss; however, management’s analysis of the impact of adoption is not complete.
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
Note 3. Acquisitions
2021 Acquisitions
During 2021 and in the nine months ended September 30, 2021, the Company completed five and four business acquisitions, respectively, in conjunction with the execution of its long-term plans and objectives in building a service commerce platform supporting the success of SMBs. All of the acquisitions qualified as business combinations under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition date fair values, with any excess consideration recognized as goodwill. Goodwill primarily represents the value associated with the assembled workforce, and expected synergies subsumed into goodwill.

EverCommerce Inc.
September 30, 2022
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
The Company’s condensed consolidated statements of operations and comprehensive loss include $8.4 million of acquisition related transaction costs in general and administrative for acquisitions consummated in 2021, with $4.1 million and $6.8 million incurred in the three and nine months ended September 30, 2021, respectively.
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
September 30, 2022
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
September 30, 2022
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

Pro Forma Results of Acquisitions (unaudited)

The following table presents unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, as if the aforementioned 2021 acquisitions had occurred as of January 1, 2021. The Company did not consummate any transactions during the three and nine months ended September 30, 2022; accordingly, no adjustments have been made to the results reported for that period. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense of $4.9 million and $11.7 million for the three and nine months ended September 30, 2021, respectively, to account for funds borrowed earlier, issuance of our common stock at earlier dates which impacts the calculation of basic and diluted net loss per share, removal of transaction costs of $4.1 million and $6.8 million for the three and nine months ended September 30, 2021, respectively, and additional amortization expense of $1.8 million and $8.4 million for the three and nine months ended September 30, 2021, respectively, resulting from the amortization of intangible assets beginning as of January 1, 2021. We prepared the pro forma financial information for the combined entities for comparative purposes only, and the information is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, nor is the information intended to represent or be indicative of future results of operations.

	Three months ended September 30,		Nine months ended September 30,
	2022 Pro Forma	2021 Pro Forma	2022 Pro Forma	2021 Pro Forma
	(in thousands, except per share amounts)
	(unaudited)

Total revenue	$158,126	$140,362	$458,948	$395,273
Net loss	$(15,853)	$(40,775)	$(42,043)	$(94,003)
Adjustments to net loss per share (see Note 10)	—	—	—	(15,105)
Net loss attributable to common stockholders	$(15,853)	$(40,775)	$(42,043)	$(109,108)

Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$(0.22)	$(0.22)	$(1.19)

EverCommerce Inc.
September 30, 2022
Notes to Condensed Consolidated Financial Statements
Note 4. Revenue

Disaggregation of Revenue

The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)

By pattern of recognition (timing of transfer of services):
Point in time	$14,496	$13,743	$40,112	$37,324
Over time	143,630	114,791	418,836	317,166
Total	$158,126	$128,534	$458,948	$354,490
By geographical market:
United States	$146,492	$118,721	$418,510	$325,179
International	11,634	9,813	40,438	29,311
Total	$158,126	$128,534	$458,948	$354,490

Contract Balances

Supplemental balance sheet information related to contracts from customers as of:

	September 30,	December 31,
	2022	2021
	(in thousands)

Accounts receivable, net	$49,762	$40,514
Contract assets	$13,782	$11,039
Deferred revenue	$25,300	$22,992
Customer deposits	$10,176	$9,828
Long-term deferred revenue	$2,596	$2,803

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
September 30, 2022
Notes to Condensed Consolidated Financial Statements
Contract liabilities: Contract liabilities represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Short-term contract liabilities are included within deferred revenue on the consolidated balance sheets. Long-term contract liabilities are included within long-term deferred revenue on the consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2021 was $20.9 million for the nine months ended September 30, 2022.

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

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Variable consideration accounted for under the variable consideration allocation exception associated with unsatisfied performance obligations or an unsatisfied promise that forms part of a single performance obligation under application of the series guidance have been excluded. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription and marketing technology solutions revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of September 30, 2022, was $22.3 million, which is comprised of contracts where the contract term under ASC 606 is in excess of one year. The Company expects to recognize approximately 59% of its remaining performance obligations as revenue within the next year, 27% of its remaining performance obligations as revenue the subsequent year, 10% of its remaining performance obligations as revenue in the third year, and the remainder during the two year period thereafter.

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

Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s consolidated balance sheets. The costs to obtain contracts are amortized over 5 years, which corresponds with the useful life of the related capitalized software. Short-term assets were $6.2 million and $4.8 million at September 30, 2022 and December 31, 2021, respectively, and long-term assets were $14.3 million and $11.9 million at September 30, 2022 and December 31, 2021, respectively. The Company recorded amortization expense within sales and marketing on the condensed consolidated statements of operations and comprehensive loss of $1.1 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $3.1 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively. The Company recorded amortization expense within cost of revenues on the condensed consolidated statements of operations and comprehensive loss of $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.2 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company has concluded that there are no other material costs incurred in fulfillment of customer contracts that are not accounted for under other GAAP, which meet the capitalization criteria under ASC 606 and FASB ASC Topic 340-40, Accounting for Other Assets and Deferred Costs (“ASC 340-40”). The Company has elected to

EverCommerce Inc.
September 30, 2022
Notes to Condensed Consolidated Financial Statements
account for shipping and handling activities as fulfillment activities and recognize the associated expense when the transfer of control of the product has occurred, as permitted under the shipping and handling activities practical expedient.

Note 5. Goodwill

Goodwill activity consisted of the following for the nine months ended September 30, 2022 (in thousands):

Balance at December 31, 2021	$921,416
Measurement period adjustments(1)	(573)
Effect of foreign currency exchange rate changes	(13,600)
Balance at September 30, 2022	$907,243

(1)The $0.6 million of measurement period adjustments relates to acquisitions consummated during the year ended December 31, 2021.

Note 6. Intangible Assets

Intangible assets consisted of the following as of:

	September 30, 2022
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$604,914	$245,509	$359,405
Developed technology	2-12 years	105,598	54,893	50,705
Trade name	3-10 years	38,095	18,413	19,682
Non-compete agreements	2-5 years	2,394	1,953	441
Total		$751,001	$320,768	$430,233

	December 31, 2021
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$607,625	$187,556	$420,069
Developed technology	2-12 years	106,162	42,215	63,947
Trade name	3-10 years	38,218	14,540	23,678
Non-compete agreements	2-5 years	2,409	1,568	841
Total		$754,414	$245,879	$508,535

Amortization expense was $25.2 million and $24.2 million for the three months ended September 30, 2022 and 2021, respectively, and $75.7 million and $68.7 million for the nine months ended September 30, 2022 and 2021, respectively.

EverCommerce Inc.
September 30, 2022
Notes to Condensed Consolidated Financial Statements
Note 7. Property and Equipment

Property and equipment consisted of the following as of:

	September 30,	December 31,
	2022	2021
	(in thousands)

Computer equipment and software	$9,918	$8,191
Furniture and fixtures	3,560	3,667
Leasehold improvements	11,928	12,032
Total property and equipment	25,406	23,890
Less accumulated depreciation	(12,899)	(10,381)
Property and equipment, net	$12,507	$13,509

Depreciation expense was $1.0 million for each of the three months ended September 30, 2022 and 2021 and $3.1 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 8. Capitalized Software

Capitalized software consisted of the following as of:

	September 30,	December 31,
	2022	2021
	(in thousands)

Capitalized software	$42,746	$31,960
Less: accumulated amortization	(11,646)	(7,960)
Capitalized software, net	$31,100	$24,000

Amortization expense was $1.4 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $3.7 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively. During the three and nine months ended September 30, 2022 the Company recorded a charge to general and administrative on the accompanying condensed consolidated statements of operations and comprehensive loss for $0.1 million and $0.6 million, respectively, related to capitalized features no longer expected to be used.

EverCommerce Inc.
September 30, 2022
Notes to Condensed Consolidated Financial Statements
Note 9. Long-Term Debt

Long-term debt consisted of the following as of:

	September 30,	December 31,
	2022	2021
	(in thousands)

Term notes with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate, plus an applicable margin of 3.25% (5.77% at September 30, 2022) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2028	$544,500	$548,625
Revolver with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate, plus an applicable margin of 3.25% (6.37% at September 30, 2022), and outstanding balance due July 2026	—	—
Subordinated unsecured promissory note related to acquisition of Service Nation, Inc., interest paid-in-kind, interest rate at 8.5% with balloon payment due September 2022	—	2,866
Subordinated unsecured promissory note related to acquisition of Technique Fitness, Inc. D/B/A Club OS, interest paid-in-kind, interest rate at 7% with balloon payment due December 2022	2,797	2,655
Principal debt	547,297	554,146
Deferred financing costs on long-term debt	(5,131)	(5,826)
Discount on long-term debt	(1,878)	(2,193)
Total debt	540,288	546,127
Less current maturities	8,282	10,943
Long-term portion	$532,006	$535,184

On July 6, 2021, the Company entered into a credit facility (“Credit Agreement”) that includes term loans in an aggregate principal amount of $350.0 million (“Initial Term Loans”), a revolver with a capacity of $190.0 million (“Revolver”) and a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. The Initial Term Loans were used to retire the Company’s debt arrangements that were outstanding prior to the Initial Public Offering (“IPO”). A loss on debt extinguishment related to the refinancing of the Company’s debt arrangements was recorded during the three months ended September 30, 2021 totaling $28.7 million.

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

The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of September 30, 2022, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. If no such trading prices are available, the Company determines the fair value of long-term debt using discounted cash flows, applying current interest rates and current credit spreads, based on its own credit risk. The fair value amounts

EverCommerce Inc.
September 30, 2022
Notes to Condensed Consolidated Financial Statements
were approximately $520.1 million and $552.8 million as of September 30, 2022 and December 31, 2021, respectively.

As of January 1, 2021, the Company also had outstanding subordinated promissory notes (“Legacy Subordinated Notes”) that included paid-in-kind (“PIK”) interest. The interest on the Legacy Subordinated Notes is all PIK and is due upon maturity. Total PIK interest was $0.1 million for each of the three months ended September 30, 2022 and 2021, and $0.3 million for each of the nine months ended September 30, 2022 and 2021. The company repaid the outstanding principal and PIK interest upon maturity of one of the Legacy Subordinated Notes for $2.0 million and $1.0 million, respectively, during the three months ended September 30, 2022. The remaining Legacy Subordinated Notes outstanding principal and PIK interest will be repaid upon maturity during the fourth quarter of 2022.

The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and are secured by substantially all assets of the Company. As of September 30, 2022, the Company was in compliance with all of its covenants.

Aggregate maturities of the Company’s debt for the years ending December 31 are as follows as of September 30, 2022 (in thousands):

Years ending December 31:
2022 (remaining three months)	$4,211
2023	5,500
2024	5,500
2025	5,500
2026	5,500
Thereafter	521,125
Total aggregate maturities of the Company’s debt	$547,336

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

In accordance with ASC 480, Distinguishing Liabilities from Equity, if the carrying value of redeemable preferred stock is less than its redemption value, redeemable preferred stock shall be accreted to its redemption value if it is probable it will become redeemable. Prior to March 15, 2021, the Company concluded it was probable that the Series B would become redeemable due to the passage of time. However, after that date the Company concluded that it was no longer probable that the Series B would become redeemable due to the increased likelihood of a successful IPO prior to February 23, 2026. The Company’s Series B accruing dividends comprised a component of the redemption value of such stock. The Company recorded the accretion of Series B through March 15, 2021, by increasing its carrying value and recording a corresponding reduction of additional paid-in capital in the amount of $15.1 million for the nine months ended September 30, 2021.

EverCommerce Inc.
September 30, 2022
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

On June 14, 2022, our Board of Directors approved a stock repurchase program (“The Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. This program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board of Directors. The Company expects to fund repurchases with existing cash on hand. The Company repurchased and retired 1,801,062 and 2,097,108 shares of common stock for $19.2 million and $21.9 million, including transaction fees, during the three and nine months ended September 30, 2022, respectively.

On November 7, 2022, our Board of Directors approved an expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock ($100.0 million total) and an extension to the expiration of the Repurchase Program through December 31, 2023.

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

EverCommerce Inc.
September 30, 2022
Notes to Condensed Consolidated Financial Statements
The following table summarizes our restricted stock unit (“RSU”) and stock option activity for the nine months ended September 30, 2022:

	RSUs	Options
	(in thousands)

Outstanding as of January 1, 2022	541	16,444
Granted	1,521	1,480
Vested or exercised	—	(126)
Cancelled or forfeited	(10)	(160)
Outstanding as of March 31, 2022	2,052	17,638
Granted	211	146
Vested or exercised	—	(96)
Cancelled or forfeited	(163)	(409)
Outstanding as of June 30, 2022	2,100	17,279
Granted	95	54
Vested or exercised	(116)	(95)
Cancelled or forfeited	(56)	(143)
Outstanding as of September 30, 2022	2,023	17,095

As of September 30, 2022, total unrecognized compensation expense was $22.2 million and $28.7 million related to outstanding restricted stock units and outstanding stock options, respectively.

Stock-based compensation expense was classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)

Cost of revenues	$109	$173	$278	$178
Sales and marketing	380	160	1,127	298
Product development	501	295	1,389	437
General and administrative	6,143	4,117	16,982	15,936
Total stock-based compensation expense	$7,133	$4,745	$19,776	$16,849

EverCommerce Inc.
September 30, 2022
Notes to Condensed Consolidated Financial Statements
Note 12. Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock as of:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands except share and per share amounts)

Numerator:
Net loss	$(15,853)	$(36,906)	$(42,043)	$(77,235)
Accretion of Series B to redemption value	—	—	—	(15,105)
Numerator for basic and diluted EPS – net loss attributable to common stockholders	$(15,853)	$(36,906)	$(42,043)	$(92,340)

Denominator:
Denominator for basic and diluted EPS – weighted-average shares of common stock outstanding used in computing net loss per share	194,542,764	187,994,437	195,205,260	91,655,461

Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$(0.20)	$(0.22)	$(1.01)

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect as of:

	September 30,
	2022	2021

Outstanding options to purchase common stock and unvested RSUs	19,118,295	16,967,629
Total anti-dilutive outstanding potential common stock	19,118,295	16,967,629

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

EverCommerce Inc.
September 30, 2022
Notes to Condensed Consolidated Financial Statements
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

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2022 or 2021.

The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of:

	September 30, 2022				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$13,674	$—	$—	$13,674	Cash equivalents

	December 31, 2021				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$14,855	$—	$—	$14,855	Cash equivalents
Liability:
Contingent consideration	$—	$—	$675	$675	Other current liabilities

The following is a reconciliation of the opening and closing balance for contingent consideration measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2022 (in thousands):

Opening balance	$675
Amounts settled through payment	(657)
Fair value adjustments	(18)
Ending balance	$—

Note 14. Income Taxes

Our provision for income taxes in interim periods is based on our estimated annual effective tax rate. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined.

The income tax benefit was $0.3 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and $6.0 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively. Our effective income tax rate was 1.8% and 2.7% for the three months ended September 30, 2022 and 2021, respectively, and 12.4% and 5.1% for the nine months ended September 30, 2022 and 2021, respectively.

EverCommerce Inc.
September 30, 2022
Notes to Condensed Consolidated Financial Statements
The difference in the effective income tax rate for the three months ended September 30, 2022 as compared to the corresponding period in 2021 was primarily driven by the establishment of a valuation allowance for our New Zealand subsidiaries, which resulted in the exclusion of their results from the computation of the annual effective income tax rate. The difference in the effective income tax rate for the nine months ended September 30, 2022 as compared to the corresponding period in 2021 was primarily driven by discrete items, including an intercompany intellectual property sale, acquisition accounting, a California law change, a United Kingdom corporate income tax rate change, and the valuation allowance for our New Zealand subsidiaries, as described above.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our consolidated financial statements.

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

Note 16. Geographic Areas

The following table sets forth long-lived assets by geographic area as of:

	September 30,	December 31,
	2022	2021
	(in thousands)

United States	$36,015	$34,906
International	$7,592	$2,603
Note 17. Subsequent Events

Effective October 31, 2022, the Company entered into an interest rate swap agreement in connection with the Company’s Credit Facilities for a notional amount of $200.0 million to convert a portion of the Term Loan from a floating rate to a fixed rate (the “Swap Agreement”). The Swap Agreement has a term of 5 years with a fixed rate in the agreement of 4.2295%.

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

Our business benefits from attractive unit economics. Approximately 95% of our revenue in the nine months ended September 30, 2022 and 2021 was recurring or re-occurring, and we maintained an annualized net revenue retention rate of approximately 100% for the quarter ended September 30, 2022. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.

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

Impact of COVID-19 and The Macroeconomic Climate

The macroeconomic climate continues to see pressure from global developments such as the COVID-19 pandemic, rising inflation, the strengthened US Dollar, rising interest rates and supply chain disruptions. These developments may have an adverse effect on our revenues and demand for our products and services, as well as on our costs of doing business. We have taken and will continue to take actions to help mitigate the impact of these economic challenges, but there can be no assurance as to the effectiveness of our efforts going forward.

For more information regarding the potential impact of the COVID-19 pandemic on our business, refer to Part II. Item 1A. “Risk Factors—Risks Related to our Business—The outbreak of the novel strain of coronavirus disease has impacted, and a future pandemic, epidemic or outbreak of an infectious disease in the United States could impact, our business, financial condition and results of operations, as well as the business or operations of third parties with whom we conduct business” in our Annual Report on Form 10-K.

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

Our Pro Forma Revenue Growth rate was 12.7% and 16.1% for the three and nine months ended September 30, 2022, respectively, reflective of the underlying growth in our business including new customers and providing more solutions to existing customers.

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

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	(in thousands)

Gross profit (1)	$95,027	(2)	$80,327	(3)	$278,847	(4)	$220,493	(5)
Depreciation and amortization	5,444		5,249		16,598		14,509
Adjusted gross profit	$100,471		$85,576		$295,445		$235,002

(1)Gross profit is calculated as total revenues less cost of revenues (exclusive of depreciation and amortization), amortization of developed technology, amortization of capitalized software and depreciation expense (allocated to cost of revenues).
(2)For the three months ended September 30, 2022, gross profit represents total revenues of $158.1 million less cost of revenues (exclusive of depreciation and amortization) of $57.7 million, amortization of developed technology of $4.0 million, amortization of capitalized software of $1.3 million and depreciation expense (allocated to cost of revenues) of $0.1 million.
(3)For the three months ended September 30, 2021, gross profit represents total revenues of $128.5 million less cost of revenues (exclusive of depreciation and amortization) of $43.0 million, amortization of developed technology of $4.0 million, amortization of capitalized software of $0.8 million and depreciation expense (allocated to cost of revenues) of $0.4 million.
(4)For the nine months ended September 30, 2022, gross profit represents total revenues of $458.9 million less cost of revenues (exclusive of depreciation and amortization) of $163.5 million, amortization of developed technology of $12.3 million, amortization of capitalized software of $3.7 million and depreciation expense (allocated to cost of revenues) of $0.6 million.
(5)For the nine months ended September 30, 2021, gross profit represents total revenues of $354.5 million less cost of revenues (exclusive of depreciation and amortization) of $119.5 million, amortization of developed technology of $10.9 million, amortization of capitalized software of $2.4 million and depreciation expense (allocated to cost of revenues) of $1.2 million.

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

We calculate Adjusted EBITDA as net loss adjusted to exclude interest and other expense, net, income tax (benefit) expense, loss on debt extinguishment, depreciation and amortization, other amortization, acquisition related costs, stock-based compensation, and other non-recurring costs. Other amortization includes amortization for capitalized contract acquisition costs. Acquisition related costs are specific deal-related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. Other non-recurring costs are expenses such as system implementation costs and severance related to planned restructuring activities. Acquisition related costs and other non-recurring costs are excluded as they are not representative of our underlying operating performance. Adjusted EBITDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other GAAP measures of income (loss). The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA on a consolidated basis.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)

Net loss	$(15,853)	$(36,906)	$(42,043)	$(77,235)
Adjusted to exclude the following:
Interest and other expense, net	8,890	5,148	21,070	31,262
Income tax benefit	(291)	(1,022)	(5,953)	(4,182)
Loss on debt extinguishment	—	28,714	—	28,714
Depreciation and amortization	27,613	25,996	82,524	73,917
Other amortization	1,093	679	3,063	1,956
Acquisition related costs	29	746	670	2,986
Stock-based compensation expense	7,133	4,745	19,776	16,849
Other non-recurring costs	1,541	938	4,759	3,654
Adjusted EBITDA	$30,155	$29,038	$83,866	$77,921
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

We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the mix of revenue between Subscription and Transaction Fees and Marketing Technology Solutions, labor costs, third-party expenses and acquisitions. In particular, Marketing Technology Solutions revenue generally has a higher cost of revenue as a percentage of revenue than our Subscription and Transaction Fee revenue. For the three and nine months ended September 30, 2022, revenue from Subscription and Transaction Fees increased 30.8% and 36.3% compared to the three and nine months ended September 30, 2021, respectively, whereas Marketing Technology Solutions revenue increased 14.8% and 13.9%, respectively. To the extent our Marketing Technology Solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our Subscription and Transaction Fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.

Sales and Marketing

Sales and marketing expense consists primarily of employee costs for our sales and marketing personnel, including salaries, benefits, bonuses, stock based compensation and sales commissions. Sales and marketing expenses also include advertising costs, travel-related expenses and costs to market and promote our products, direct customer acquisition costs, costs related to conferences and events and partner/broker commissions. Software and subscription services dedicated for use by our sales and marketing organization, and outside services contracted for sales and marketing purposes are also included in sales and marketing expense. Sales commissions that are incremental to obtaining a customer contract are deferred and amortized ratably over the estimated period of our relationship with that customer. We expect our sales and marketing expenses will increase in absolute dollars and may increase as a percentage of revenue for the foreseeable future as we continue to increase investments to support our growth.

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

Impact of Acquisitions

The comparability of our operating results is impacted by our business combinations and acquisitions. In our discussion of changes in our results of operations for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, we quantitatively disclose the impact of the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations, and as such the discussion is focused on major changes in components of costs.

Comparison of the three and nine months ended September 30, 2022 and 2021

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)

Revenues:
Subscription and transaction fees	$120,085	$91,788	$343,734	$252,119
Marketing technology solutions	36,276	31,610	101,340	88,974
Other	1,765	5,136	13,874	13,397
Total revenues	158,126	128,534	458,948	354,490
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	57,655	42,958	163,503	119,488
Sales and marketing (1)	29,440	25,156	89,531	67,647
Product development (1)	18,508	12,711	53,568	35,083
General and administrative (1)	32,164	25,779	96,748	79,796
Depreciation and amortization	27,613	25,996	82,524	73,917
Total operating expenses	165,380	132,600	485,874	375,931
Operating loss	(7,254)	(4,066)	(26,926)	(21,441)
Interest and other expense, net	(8,890)	(5,148)	(21,070)	(31,262)
Loss on debt extinguishment	—	(28,714)	—	(28,714)
Net loss before income tax benefit	(16,144)	(37,928)	(47,996)	(81,417)
Income tax benefit	291	1,022	5,953	4,182
Net loss	$(15,853)	$(36,906)	$(42,043)	$(77,235)

(1)Includes stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)

Cost of revenues	$109	$173	$278	$178
Sales and marketing	380	160	1,127	298
Product development	501	295	1,389	437
General and administrative	6,143	4,117	16,982	15,936
Total stock-based compensation expense	$7,133	$4,745	$19,776	$16,849

Revenues

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Revenues:
Subscription and transaction fees	$120,085	$91,788	$28,297	30.8%
Marketing technology solutions	36,276	31,610	4,666	14.8%
Other	1,765	5,136	(3,371)	(65.6)%
Total revenues	$158,126	$128,534	$29,592	23.0%

	Nine months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Revenues:
Subscription and transaction fees	$343,734	$252,119	$91,615	36.3%
Marketing technology solutions	101,340	88,974	12,366	13.9%
Other	13,874	13,397	477	3.6%
Total revenues	$458,948	$354,490	$104,458	29.5%

Revenues increased $29.6 million or 23.0% and $104.5 million or 29.5% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. These increases were primarily driven by increases in Subscription and Transaction Fees of $28.3 million and $91.6 million, respectively, and Marketing Technology Solutions of $4.7 million and $12.4 million, respectively. The increases in Subscription and Transaction Fees related to growth in our customer base, higher transaction volumes processed through our payments platform and revenue earned from acquisitions completed in 2021. The increases in Marketing Technology Solutions related to growth in customers using our digital marketing applications and an increase in consumer leads generated by our platforms. Included in revenues for the three and nine months ended September 30, 2022 is $12.5 million and $37.4 million, respectively, of revenue from acquisitions closed subsequent to September 30, 2021.

Cost of Revenues

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Cost of revenues (exclusive of depreciation and amortization presented separately below)	$57,655	$42,958	$14,697	34.2%
Percentage of revenues	36.5%	33.4%

	Nine months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Cost of revenues (exclusive of depreciation and amortization presented separately below)	$163,503	$119,488	$44,015	36.8%
Percentage of revenues	35.6%	33.7%

Cost of revenues increased by $14.7 million or 34.2% and $44.0 million or 36.8% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. These increases are primarily comprised of an additional $2.4 million and $10.5 million of media spend, respectively, $2.5 million and $7.5 million of personnel and compensation expense, respectively, $2.5 million and $7.4 million of outsourced services, respectively, $1.8 million and $5.7 million of application programming interface fees, respectively, and $1.1 million and $3.3 million of hosting expense, respectively. As a percentage of revenue, cost of revenues was 36.5% and 33.4% for the three months ended September 30, 2022 and 2021, respectively, and 35.6% and 33.7% for the nine months ended September 30, 2022 and 2021, respectively.

Sales and Marketing

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Sales and marketing	$29,440	$25,156	$4,284	17.0%
Percentage of revenues	18.6%	19.6%

	Nine months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Sales and marketing	$89,531	$67,647	$21,884	32.4%
Percentage of revenues	19.5%	19.1%

Sales and marketing expenses increased by $4.3 million or 17.0% and $21.9 million or 32.4% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. These increases were primarily driven by an additional $3.9 million and $13.3 million of personnel and compensation expense, respectively, and $0.1 million and $3.0 million of advertising spend, respectively, due to the continued investment in growth through personnel and various marketing channels. As a percentage of revenue, sales and marketing was 18.6% and 19.6% for the three months ended September 30, 2022 and 2021, respectively, and 19.5% and 19.1% for the nine months ended September 30, 2022 and 2021, respectively.

Product Development

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Product development	$18,508	$12,711	$5,797	45.6%
Percentage of revenues	11.7%	9.9%

	Nine months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Product development	$53,568	$35,083	$18,485	52.7%
Percentage of revenues	11.7%	9.9%

Product development expenses increased by $5.8 million or 45.6% and $18.5 million or 52.7% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. These increases were primarily driven by additional product development-related personnel expenses of $4.3 million and $13.9 million, respectively, as a result of investments in our technology teams to support our various solutions as well as centralized security operations, information technology and cloud engineering. As a percentage of revenue, product development expenses were 11.7% and 9.9% for each of the three and nine months ended September 30, 2022 and 2021.

General and Administrative

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

General and administrative	$32,164	$25,779	$6,385	24.8%
Percentage of revenues	20.3%	20.1%

	Nine months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

General and administrative	$96,748	$79,796	$16,952	21.2%
Percentage of revenues	21.1%	22.5%

General and administrative expenses increased by $6.4 million or 24.8% and $17.0 million or 21.2% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. The increase for the three month period was primarily driven by an additional $3.1 million of personnel and compensation expense and $2.0 million of stock based compensation expense. The increase for the nine month period was primarily driven by an additional $7.3 million of personnel and compensation expense, $2.0 million of insurance expense, $1.6 million of software subscription costs and $1.2 million of travel expenses. These costs increased due to the continued investment in infrastructure required to support our growth, scalable operations and being a public company. As a percentage of revenue, general and administrative expenses were 20.3% and 20.1% for the three months ended September 30, 2022 and 2021, respectively, and 21.1% and 22.5% for the nine months ended September 30, 2022 and 2021, respectively.

Depreciation and Amortization

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Depreciation and amortization	$27,613	$25,996	$1,617	6.2%
Percentage of revenues	17.5%	20.2%

	Nine months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Depreciation and amortization	$82,524	$73,917	$8,607	11.6%
Percentage of revenues	18.0%	20.9%

Depreciation and amortization increased by $1.6 million or 6.2% and $8.6 million or 11.6% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. These increases were primarily driven by an additional $1.1 million and $7.1 million, respectively, in intangible assets’ amortization as a result of intangible asset additions from our 2021 acquisitions. As a percentage of revenue, depreciation and amortization expenses were 17.5% and 20.2% for the three months ended September 30, 2022 and 2021, respectively, and 18.0% and 20.9% for the nine months ended September 30, 2022 and 2021, respectively.

Interest and Other Expense, net

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Interest and other expense, net	$8,890	$5,148	$3,742	72.7%
Percentage of revenues	5.6%	4.0%

	Nine months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Interest and other expense, net	$21,070	$31,262	$(10,192)	(32.6)%
Percentage of revenues	4.6%	8.8%

Interest and other expense, net, increased (decreased) by $3.7 million or 72.7% and ($10.2 million) or (32.6%) for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. The increase for the three month period was primarily due to a higher effective interest rate on the outstanding debt balance. The decrease for the nine month period was primarily due to an overall lower outstanding debt balance in the 2022 period compared to the 2021 period as the Company refinanced its credit facilities on July 6, 2021. As a percentage of revenue, interest and other expense were 5.6% and 4.0% for the three months ended September 30, 2022 and 2021, respectively, and 4.6% and 8.8% for the nine months ended September 30, 2022 and 2021, respectively.

Loss on Debt Extinguishment

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Loss on debt extinguishment	$—	$28,714	$(28,714)	N.M.
Percentage of revenues	—%	22.3%

	Nine months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Loss on debt extinguishment	$—	$28,714	$(28,714)	N.M.
Percentage of revenues	—%	8.1%
_______________

N.M. — Not Meaningful.

Loss on debt extinguishment decreased by $28.7 million for both the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021. On July 6, 2021 the Company refinanced its credit facilities and recorded a loss on debt extinguishment of approximately $28.7 million during the three months ended September 30, 2021. Refer to Note 9 in our Annual Report on Form 10-K for additional information regarding the Company’s loss on debt extinguishment.

Income Tax Benefit

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Income tax benefit	$291	$1,022	$(731)	(71.5)%
Percentage of revenues	0.2%	0.8%

	Nine months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Income tax benefit	$5,953	$4,182	$1,771	42.3%
Percentage of revenues	1.3%	1.2%

Income tax benefit increased (decreased) by ($0.7 million) or (71.5%) and $1.8 million or 42.3% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. The decrease for the three months ended September 30, 2022 was primarily driven by the establishment of a valuation allowance for our New Zealand subsidiaries, which resulted in the exclusion of their results from the computation of the annual effective income tax rate. The increase for the nine months ended September 30, 2022 was primarily driven by discrete items, including an intercompany intellectual property sale, acquisition accounting, a California law change, a United Kingdom corporate income tax rate change, and the valuation allowance for our New Zealand subsidiaries, as described above.

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

As of September 30, 2022, we had cash, cash equivalents and restricted cash of $95.2 million, $190.0 million of available borrowing capacity under our Revolver (as defined below) and $544.5 million outstanding under our Term Loans (as defined below). We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. We expect to consummate acquisitions of complementary businesses in the future that could require us to seek additional equity or debt financing. Market and macroeconomic conditions may, from time to time, impact our ability to raise capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part II, Item 1A.“Risk Factors.”

Cash Flows

The following table sets forth cash flow data for the periods indicated therein:

	Nine months ended September 30,
	2022	2021
	(in thousands)

Net cash provided by operating activities	$37,612	$13,673
Net cash used in investing activities	(13,595)	(194,239)
Net cash provided by (used in) financing activities	(24,559)	180,514
Effect of foreign currency exchange rate changes on cash	(1,796)	59
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,338)	$7

Cash Flow from Operating Activities

During the nine months ended September 30, 2022, net cash provided by operating activities consisted of net loss of $42.0 million, offset by net non-cash adjustments to net loss of $101.0 million and net changes in operating assets and liabilities of $21.4 million. Non-cash adjustments primarily consisted of depreciation and amortization of $82.5 million and stock-based compensation expense of $19.8 million, partially offset by deferred taxes of $6.9 million. Changes in working capital during the nine months ended September 30, 2022 were primarily driven by accounts receivable, net of $11.7 million and prepaid expenses and other current assets of $7.2 million.

During the nine months ended September 30, 2021, net cash provided by operating activities consisted of net loss of $77.2 million, offset by net non-cash adjustments to net loss of $122.2 million, and net changes in operating assets and liabilities of $31.3 million. Non-cash adjustments primarily consisted of depreciation and amortization of $73.9 million, loss on debt extinguishment of $28.7 million and stock-based compensation of $16.8 million. Changes in working capital during the nine months ended September 30, 2021 were primarily driven by other non-current assets of $11.5 million, prepaid expenses and other current assets of $11.4 million, accounts receivable, net of $7.0 million and accrued expenses and other of $6.8 million, partially offset by deferred revenue of $7.9 million.

Cash Flow from Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $13.6 million. The cash used was driven primarily by costs to develop software of $11.4 million. The remainder was used for purchases of property and equipment.

During the nine months ended September 30, 2021, net cash used in investing activities was $194.2 million. The cash used was driven primarily by acquisition of companies, net of cash acquired, of $183.2 million. The remainder was used for costs to develop software and purchases of property and equipment.

Cash Flow from Financing Activities

During the nine months ended September 30, 2022, net cash used in financing activities was $24.6 million. The cash used was primarily driven by repurchase and retirement of shares of our common stock of $21.9 million. For additional information regarding our repurchase and retirement of shares of our common stock, refer to Note 10 in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

During the nine months ended September 30, 2021, net cash provided by financing activities was $180.5 million. The cash provided was driven primarily by net proceeds from preferred and common stock issuance of $109.8 million and $415.9 million, respectively, and proceeds from long-term debt of $496.5 million, offset by payments on long-term debt of $837.1 million. The net proceeds from these financings were primarily used, after payments on long-term debt, to fund acquisitions.

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

Borrowings under the Credit Facilities are available as ABR or Eurocurrency borrowings. ABR borrowings under the Credit Facilities accrue interest at an alternate base rate plus an applicable rate, and Eurocurrency borrowings accrue interest at an adjusted LIBOR rate plus an applicable rate. The ABR rate represents the greater of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and an adjusted LIBOR rate for a one month interest period plus 1%. The applicable rate for the Term Loans and the New Revolver loans is 3% for Eurocurrency borrowings and 2% for ABR Borrowings, in each case subject to change based on our first lien net leverage ratio. Effective October 31, 2022, the Company entered into an interest rate swap agreement in connection with the Company’s Credit Facilities for a notional amount of $200.0 million to convert a portion of the Term Loans from a floating rate to a fixed rate (the “Swap Agreement”). The arrangement has a term of five years with a fixed rate in the agreement of 4.2295%.

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

As of September 30, 2022, there was $544.5 million outstanding under our Credit Facilities, all of which was related to the Term Loans as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loans was approximately 5.8% for the three months ended September 30, 2022.

As of September 30, 2022, we were in compliance with the covenants under the Credit Facilities.

Stock Repurchase Program

On June 14, 2022, our Board of Directors approved The Repurchase Program with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. This program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board of Directors. The Company expects to fund repurchases with existing cash on hand. The Company repurchased and retired 1,801,062 and 2,097,108 shares of common stock for $19.2 million and $21.9 million during the three and nine months ended September 30, 2022, respectively.

On November 7, 2022, our Board of Directors approved an expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock ($100.0 million total) and an extension to the expiration of the Repurchase Program through December 31, 2023.

Contractual Obligations

Other than the interest rate swap agreement described above, there have been no material changes to our contractual obligations as of September 30, 2022 from those disclosed in our Annual Report on Form 10-K.

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

Our critical accounting policies are described in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes, other than the interest rate discussion below, to our disclosures regarding market risk as described in our Annual Report on Form 10-K under the heading Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

Interest Rates

Effective October 31, 2022, the Company entered into an interest rate swap agreement in connection with the Company’s Credit Facilities for a notional amount of $200.0 million to convert a portion of the Term Loan from a floating rate to a fixed rate. The arrangement has a term of five years with a fixed rate in the agreement of 4.2295%.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

During the three and nine months ended September 30, 2022, we repurchased $19.2 million and $21.9 million, respectively, in shares of our common stock under our stock repurchase program, including transaction fees. The stock repurchase activity under our stock repurchase program during the three months ended September 30, 2022 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1) (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except per share and share amounts)

July 1, 2022 - July 31, 2022	1,089,460	$9.79	1,089,460	$36,675
August 1, 2022 - August 31, 2022	399,946	12.27	399,946	$31,767
September 1, 2022 - September 30, 2022	311,656	11.38	311,656	$28,220
Total	1,801,062	$33.44	1,801,062

(1)On June 14, 2022, the Board of Directors of the Company approved The Repurchase Program with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of its board of directors. The Company expects to fund repurchases with existing cash on hand.

(2)On November 7, 2022, our Board of Directors approved an expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock

($100.0 million total) and an extension to the expiration of the Repurchase Program through December 31, 2023.

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

EVERCOMMERCE INC.

Date: November 10, 2022	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Marc Thompson
Marc Thompson
Chief Financial Officer
(Principal Financial Officer)