Form 10-K
period 2022-12-31
EverCommerce Inc.
filed 2023-03-16
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Securities registered pursuant to section 12(g) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

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

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.00001 per share, on the Nasdaq Stock Market on such date, was $267.7 million.

The registrant had outstanding 189,493,393 shares of common stock as of March 10, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III.

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

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2022. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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
•If we cannot keep pace with rapid developments and changes in the electronic payments market or are unable to introduce, develop and market new and enhanced versions of our software solutions, we may be put at a competitive disadvantage with respect to our services that incorporate payment technology.
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
•The COVID-19 pandemic has impacted, and a future pandemic, epidemic or outbreak of an infectious disease in the United States could impact, our business, financial condition and results of operations, as well as the business or operations of third parties with whom we conduct business.
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
•The parties to our sponsor stockholders’ agreement, who also hold a significant portion of our common stock, control the direction of our business and such parties’ ownership of our common stock prevent you and other stockholders from influencing significant decisions.
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

EverCommerce is a leading provider of integrated, vertically-tailored SaaS solutions for service-based small- and medium-sized businesses (“service SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. Today, we serve more than 685,000 customers across three core verticals: Home Services; Health Services; and Fitness & Wellness Services. Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as home improvement contractors and home maintenance technicians, to physician practices and therapists within Health Services, to personal trainers and salon owners within Fitness & Wellness. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly specialized demands, as well as highly complementary solutions that complete end-to-end offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. For the year ended December 31, 2022, we estimate that approximately 90% of our customers contributed less than $2,000 in revenue and approximately 5% contributed more than $5,000 in revenue.
Small- and medium-sized businesses (“SMBs”) are an important engine for economic growth. Collectively, in 2022 SMBs represented the single largest employer and employee category in the U.S. economy, accounting for 99.9% of businesses in the United States, 46% of the U.S. private workforce and over 40% of U.S. GDP. The services sector is the backbone of the U.S. economy, representing approximately 77% of U.S. GDP and 80% of U.S. employment. Service businesses are the largest segment of the SMB market, employing approximately 50 million people in the U.S. alone.
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
Our financial results have reflected our rapid growth. Our revenue has grown at a compound annual growth rate (“CAGR”) of 36.9% from 2019 to 2022, and reached $620.7 million for the year ended December 31, 2022, up from $490.1 million for the year ended December 31, 2021, which represents revenue growth of 26.6% from 2021 to 2022. Our net loss was $59.8 million for the year ended December 31, 2022, compared to a net loss of $82.0 million for the year ended December 31, 2021. Our Adjusted EBITDA reached $119.0 million for the year ended December 31, 2022, up from $107.2 million for the year ended December 31, 2021. Moreover, our business benefits from attractive unit economics; we estimate the lifetime value of our customers to be approximately six times the cost of acquiring them. For a reconciliation of Adjusted EBITDA to the most directly comparable Generally Accepted Accounting Principles (“GAAP”) financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of this measure, please see Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics—Non-GAAP Financial Measures.”
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

•Digital marketing. Digital channels are allowing businesses to reach their existing and potential end consumers in more innovative, effective and efficient ways than ever before. We expect both increasing adoption of digital marketing tools, compounded by expected increased spend on such tools, recognizing the power and importance of these digital channels. These trends continue to give rise to evolving and new digital marketing solutions aimed at helping businesses target end consumers, lower acquisition costs and increase lifetime value.

•Digital payments. Digital payment processing solution adoption continues to expand within our core SMB customer base. Five years ago, we estimated that less than 50% of SMBs in the United States had adopted digital payment processing solutions, and instead relied on paper invoices for payment. This has expanded to nearly 70% in the last couple of years, a trend that we expect to continue in the future. Integrated payments (e.g., digital payment acceptance that is embedded into the software that companies use to manage their businesses) have driven operating efficiencies for businesses and have improved payment security and tracking as compared to traditional paper methods.
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
•COVID-19 pandemic accelerated pre-existing trends. We believe the COVID-19 pandemic accelerated demand for digital solutions, especially in areas like customer engagement, resulting in SMBs increasing investment in technology to modernize and drive growth and operational efficiencies. According to Forrester, it saw significant gains in its Customer Experience Index in 2020 due to accelerated implementation and leverage of Voice of Customer (“VoC”) measurement tools like Net Promoter Score (“NPS”). We believe the effects of COVID-19 on businesses have advanced the shift to modern, cloud-based software solutions.
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
•Billing & Payment Solutions: Our Billing & Payment Solutions provide integrated payments, billing and invoicing automation and business intelligence and analytics. Our omni-channel payments capabilities include point-of-sale, eCommerce, online bill payments, recurring billing, electronic invoicing and mobile payments. Supported payment types include credit card, debit card and Automated Clearing House (“ACH”) processing. Based on the monthly average processing volume for the quarter ended December 31, 2022, we estimate that we process annualized total volume of $10.9 billion. We further estimate that, based on our current customers and payment volumes, we have an aggregate annualized payment processing opportunity of approximately $90 billion. Our payments platform also provides a full suite of service commerce features, including customer management as well as cash flow reporting and analytics. These value-add features help SMBs to ensure more timely billing and payments collection and provide improved cash flow visibility.
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
Our verticals
Our solutions, many of which we believe are the market leaders in their industries, are deployed in verticals that are comprised of numerous micro-verticals, which through product development and new solution acquisition, offer natural growth opportunities for EverCommerce. We currently go to market with three distinct, vertically-tailored, integrated SaaS solution suites:
•EverPro – Home Services: Our EverPro solutions are purpose-built for home service professionals, with varying specialized functionality for micro-verticals. For home improvement and field service professionals, project management and field service management applications serve as their business systems of action, respectively. Professionals in this market rely significantly on driving business from residential homeowners, and thus value tailored solutions that capture and manage lead generation from those end consumers. Ranging from professionals across residential home improvement and remodeling, and field services, to security and alarm professionals across residential installation and monitoring, central stations, corporate and campus planning and government, our EverPro solutions are designed to serve the specific needs of the professionals in these home improvement and field services sub-markets.

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
We offer select solutions to customers in other services verticals, including education, non-profit, pet care and automotive repair, among many others. While these offerings are not a part of our core suites, they are managed as part of our centralized approach to strategy and operations.
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
•Customer-driven innovation. The insight we gain into our more than 685,000 customers’ use of our offerings informs our product pipeline, allowing us to constantly refine existing solutions and deliver new solutions that are most valuable to them.
Our growth strategies
We are focused on growing and scaling our business in a rapid, yet sustainable and disciplined fashion. We intend to drive significant growth by executing the following key strategies:
•Attract new customers: We believe that there is a significant opportunity to attract new customers with our current offerings and within the market segments in which we currently operate. We estimate that there are over 31 million service SMBs in North America alone, and 400 million globally. Our current verticals and adjacent markets in the service economy are highly fragmented. By improving the awareness of our brands and solutions, we believe that we can increase penetration and sell our complete value chain of solutions to service SMB customers. Through acquisitions and organic growth of our business, the number of customers on our platform increased from approximately 110,000 at the end of 2018 to more than 685,000 at the end of 2022.
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
•Expand ARPU and grow wallet share: Today, we serve more than 685,000 service SMBs, which represent a significant opportunity for growth. As we become more embedded in our customers’ daily business operations, we are better positioned to add value by cross-selling and up-selling adjacent solutions. We believe we had an addressable annualized revenue opportunity with our existing customers of greater than $5 billion as of December 31, 2022, as our integrated vertical SaaS solutions allow us to offer customers additional capabilities across their entire customer engagement lifecycle. As we continue to develop, acquire and transform our solutions, we aim to continue adding value to our customers by displacing point-solution competitors and legacy, manual methods with our integrated digital offerings, increasing our ARPU and improving customer experience and retention.
In conjunction with the strategies cited above, we also acquire solutions to accelerate our position as a market leader, fill gaps within our vertically tailored solutions, deepen our competitive moats in existing verticals and enter new verticals and geographies. We have an established framework for identification, execution, integration and onboarding of targets. These acquired solutions bring deep industry expertise and vertically-tailored software solutions that provide additional sources of growth. We believe that our methodology, track record and reputation for sourcing, evaluating and integrating acquisitions positions us as an “acquirer-of-choice” for potential targets. We have acquired 52 companies since our inception, including five in 2021 and nine in 2020. We are currently tracking over 12,000 businesses around the world, primarily across our core verticals, as potential acquisition opportunities.
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
As of December 31, 2022, we served more than 685,000 customers. Of these customers, approximately 66% were based in the United States and approximately 34% were international. Despite not having merger and acquisition driven customer additions in 2022, we grew our total customer base organically by approximately 14% for the year.
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
In addition to providing continuous learning, autonomy and engaging work, we provide a series of competitive benefits, including health insurance for employees and dependents, a 401k match, paid parental leave and flexible time off. We allot over 15,000 hours per year for our employees to volunteer for causes that are important to them. Within the tight-knit culture we have built and sustained, we celebrate our people and their successes with company events, team building activities and other important benefits. We invest in continuous growth and development with training and education and we provide career opportunities for people to continue to stretch their strengths and capabilities. None of our employees are represented by labor unions or covered by collective bargaining agreements.
As of December 31, 2022, we had approximately 2,300 employees operating across six countries, including approximately 1,800 employees located in the United States.
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
As of December 31, 2022, we had 155 registered trademarks in the United States (including EverCommerce), three registered trademarks in the EU (for the EverCommerce logo), two registered trademarks in Puerto Rico, one registered trademark in Canada, 15 registered trademarks in New Zealand, six registered trademarks in Australia and seven registered trademarks in the United Kingdom; six trademark applications in process in the United States and six trademark applications in process in Canada; 35 registered copyrights in the United States and one registered copyright in Canada; and six issued patents in the United States and four pending patents in the United States. We also have a portfolio of approximately 3,200 registered domain names for websites that we use in our business or that are registered defensively to protect our brands.
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

Corporate Information
We were initially formed under the laws of the state of Delaware in September 2016 under the name PaySimple Holdings, Inc., with “EverCommerce” being our “doing business as” name. In December 2020, we changed our name to EverCommerce Inc. Our website address is www.evercommerce.com. We file or furnish electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information, as well as amendments to those reports. These and other SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. We make available on our website at www.evercommerce.com, under “Investor Relations,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Our recent growth rates may not be sustainable or indicative of future growth.

Since our founding, we have generated significant growth through acquisitions and by driving organic growth of our business. Our revenue has grown at a CAGR of 36.9% from 2019 to 2022, and reached $620.7 million for the year ended December 31, 2022, up from $490.1 million for the year ended December 31, 2021, which represents revenue growth of 26.6% from 2021 to 2022. Our historical rate of growth may not be sustainable or indicative of our future rate of growth. For example, while acquisitions have significantly contributed to our growth to date, we may make fewer or no acquisitions in the future. We believe that our continued growth in revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section and the extent to which our various offerings grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our base of customers may not continue to grow or may decline due to a variety of possible risks, including changes in macroeconomic conditions, increased competition, changes in the regulatory landscape and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins would have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.

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

We have incurred significant operating losses since our inception. Our net loss was $59.8 million and $82.0 million for the years ended December 31, 2022 and 2021, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with or clients and partners, develop new solutions and comply with requirements of being a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we are unable to effectively manage the risks and difficulties of investing to grow our business, building relationships and developing new solutions as we encounter them, our business, financial condition and results of operations may suffer.

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
•significant dilution to our stockholders for acquisitions made utilizing our securities; and
•the ability to generate cash necessary to execute our acquisition strategy and/or the reduction of cash that would otherwise be available to fund operations or for other purposes.

While our acquisition strategy leverages our experience and utilizes internal criteria for evaluating acquisition candidates and prospective businesses, there can be no guarantee that each business will have all of the positive attributes we seek. If we complete an acquisition that does not meet some or all of our criteria, such acquisition may not be as successful as one involving a business that does meet most or all of our criteria. There can be no assurance that our criteria are accurate or helpful indicators of success, and we may fail or opt not to acquire successful businesses that do not otherwise satisfy our internal requirements and preferences. In addition, we may consider acquisitions outside of our existing vertical markets and in industries or services in which we have limited expertise or experience. While we will endeavor to evaluate the risks inherent in any particular acquisition candidate, there can be no assurance that we will adequately ascertain or assess all of the significant risk factors to such new markets, industries or services.

Even if we are able to complete acquisitions and other investments, such activities may not ultimately strengthen our competitive position or achieve our strategic goals and could be viewed negatively by existing or prospective customers, investors or other stakeholders. We may not realize the anticipated benefits of any or all of our acquisitions or other investments in the time frame expected or at all. For example, the process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. Further, acquisitions and consolidations may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. Acquisitions can also result in a complex corporate structure with different systems and procedures in place across various acquired entities, particularly during periods in which acquired entities are being integrated or transitioned to our preferred systems and procedures. Initiatives to integrate these disparate systems and procedures can be challenging and costly, and the risk of failure high.

Moreover, there can be no assurance that we will be able to identify suitable acquisition targets in the future, or to complete such acquisitions on acceptable terms or at all. If we are unable to identify acquisition targets that meet our investment criteria and close such transactions on acceptable terms, our potential for growth by way of acquisition may be restricted, which could have an adverse effect on achievement of our strategy and the resulting expected financial benefits.

The occurrence of any of these factors may result in a decrease in any or all acquisition activity and otherwise adversely impact our operations, which may lead to less growth and a deterioration of our financial and operational condition.

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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, acquire complementary businesses and technologies, respond to business challenges or opportunities, develop new solutions and services and enhance our existing solutions and services and operating infrastructure. Our net cash provided by operating activities was $64.8 million in 2022 and $37.5 million in 2021. We had cash and cash equivalents of $92.6 million and restricted cash of $3.2 million as of December 31, 2022.

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
•respond to competitive pressures; and
•manage costs associated with any adverse market conditions or other macroeconomic factors.

Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. Additional financing may not be available on terms favorable to us, or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our ordinary shares. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition and results of operations. Further, the Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

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

The industries in which we operate are rapidly evolving and the market for technology-enabled services that empower SMBs is relatively immature and unproven. If we are not successful in promoting the benefits of or maintaining the competitiveness of our solutions and services, our growth may be limited.

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

In order to remain competitive, we are continually involved in a number of projects to compete with these new market entrants by developing new services, growing our client base and penetrating new markets. Some of these projects include the expansion of our integration capabilities around our vertical markets, such as field service management, EHR, PM and other solutions. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our clients, which could adversely impact our business, results of operations and financial condition.

Moreover, our ability to grow organically may be limited by, among other things, extensive saturation in the verticals in which we operate or a change or reduction in demand from SMBs due to changing economic conditions, strategic priorities, or otherwise. For many of our businesses, organic growth depends on product innovation, new product development, and timely responses to changing SMB demands and preferences. Consequently, failure to develop new or improved products in response to changing SMB preferences in a timely manner may hinder our growth potential, affect our competitive position, and adversely affect our business and results of operations.

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

Payment-related transactions comprised approximately 14% of our revenue in 2022. The electronic payments market is subject to constant and significant changes. This market is characterized by rapid technological evolution, new product and service introductions, evolving industry standards, changing client needs and the entrance of non-traditional competitors, including products and services that enable card networks and banks to transact with consumers directly. To remain competitive, we continually pursue initiatives to develop new solutions and services to compete with these new market entrants. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of client acceptance. In addition, new solutions and offerings may not perform as intended or generate the business or revenue growth expected. Any delay in the delivery of new solutions and services or the failure to differentiate our solutions and services or to accurately predict and address market demand could render our solutions and services less desirable, or even obsolete, to our clients and to our distribution partners. Furthermore, even though the market for integrated payment processing solutions and services is evolving, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new solutions and services targeted at this market. Any of the foregoing could have a material and adverse effect on our operating results and financial condition.

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

Our ability to increase our customer base and achieve broader market acceptance of our solutions and services will depend to a significant extent on our ability to expand our sales and marketing organizations, and to deploy our sales and marketing resources efficiently. An important component of our growth strategy is to increase the cross-selling of our solutions and services to current and future SMB customers. However, if we are not successful in doing so, or our existing and potential customers find our additional solutions and services to be unnecessary or unattractive, we may not be able to increase our customer base. We have invested, and plan to continue to invest, significant resources in expanding our sales initiatives as well as our sales force focused on identifying new strategic partners. However, we may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time.

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

To increase our revenue, in addition to acquiring new customers, we must continue to retain existing clients and convince them to expand their use of our solutions and services by increasing the number of users and incenting them to pay for additional functionality. Many of our clients are SMBs, which can be more difficult to retain than large enterprises as SMBs often have higher rates of business failures and more limited resources, particularly in weaker economic environments, and are typically less able to make technology-related decisions based on factors other than price. Further, SMBs are fragmented in terms of size, geography, sophistication and nature of business and, consequently, are more challenging to serve at scale and in a cost-effective manner. As a result, we may be unable to retain existing clients or increase the usage of our solutions and services by them, which would have an adverse effect on our business, revenue and other operating results, and accordingly, on the trading price of our common stock.

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

Our systems and operations or those of our third-party technology vendors could be exposed to damage or interruption from, among other things, fire, extreme weather events (including floods, storms, droughts and extreme temperatures) and other natural disasters, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency and similar events. Extreme weather events, as well as changes in ambient temperature and precipitation patterns, may become more frequent or severe as a result of climate change. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur, and the cost and availability of such insurance may be adversely impacted to the extent events become more frequent or severe. While we and the third parties upon whom we rely have certain backup systems in place for certain aspects of our respective frameworks, none of our frameworks are fully redundant and disaster recovery planning is not sufficient for all eventualities. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in:

•loss of revenues;
•loss of clients;
•loss of client and cardholder data;
•fines imposed by payment networks;
•harm to our business or reputation resulting from negative publicity;
•exposure to fraud losses or other liabilities;
•additional operating and development costs; or
•diversion of management, technical or other resources, among other consequences.

To the extent that such disruptions result in delays or cancellations of customer orders, or adversely impact the deployment of our solutions, our business, operating results and financial condition would be adversely affected.

If lower margin solutions and services grow at a faster rate than our higher margin solutions and services, we may experience lower aggregate profitability and margins.

While we have experienced significant growth across our offering of solutions and services, certain solutions and services, such as our Marketing Technology Solutions, have lower margins as compared to our subscription and transaction fee services, such as our vertical Business Management Software and integrated payment solutions. For the year ended December 31, 2022, subscription and transaction fees and Marketing Technology Solutions generated 75.0% and 21.7%, respectively, of our total revenues. To the extent our lower margin solutions and services grow as a portion of our overall business, there is an adverse impact on our aggregate profitability and margins.

In addition, we may be unable to achieve satisfactory prices for our offerings or maintain prices at competitive levels across our offering of solutions and services. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with a commensurate increase in our prices, our margins could decline. We will continue to be subject to significant pricing pressure, and expect that we will continue to experience growth across our offerings, including in respect of our lower margin solutions, such as our Marketing Technology Solutions, which will likely have a material adverse effect on our margins.

The COVID-19 pandemic has impacted, and a future pandemic, epidemic or outbreak of an infectious disease could impact, our business, financial condition and results of operations, as well as the business or operations of third parties with whom we conduct business.

The COVID-19 pandemic and related health concerns relating to the outbreak significantly increased economic uncertainty and has caused economies, businesses, markets and communities around the globe to be disrupted, and in many cases, shut-down. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as the development and controlled distribution of vaccines. Measures to control the spread of the disease also negatively impacted SMBs, including consumer spending and business spending habits, and adversely impacted our workforce and operations and the operations of our customers across industries and markets. Although measures have eased in many regions, overall measures to contain COVID-19 outbreaks may be reinstated, causing similar adverse impacts.

Conversely, pandemics, epidemics and outbreaks may significantly and temporarily increase demand in certain industries and markets in which we operate. For example, the COVID-19 pandemic generally increased demand for, and utilization of, telehealth services, and increased demand from customers shifting to technology-focused, digital-first business models. While such increases may help to offset the decline of business and demand in other industries, there can be no assurance that these levels of interest, demand and use will continue at current levels or will not decrease in the future. Federal and state budget shortfalls, exacerbated by the COVID-19 pandemic, could lead to potential reductions in funding for Medicare and Medicaid. Further reductions in reimbursements from Medicare and Medicaid could lead to our Health Services customers postponing expenditures on information technology and related services.

It is possible that the increase in remote or hybrid work arrangements stemming from the COVID-19 pandemic may also result in consumer and patient privacy, IT security and fraud risks.
Further, the widespread COVID-19 pandemic resulted in, and may in the future result in, significant disruption of global financial markets, which could result in a reduction in our ability to access capital that could adversely affect our liquidity.

The full extent to which the outbreak of COVID-19 will impact our business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted. To the extent the COVID-19 pandemic or another pandemic, epidemic or outbreak of an infectious disease adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We are subject to economic and political risk, the business cycles of our clients and changes in the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations.

We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, or increases in interest rates, could adversely affect our financial performance by reducing the number or aggregate volume of transactions made using electronic payments and increasing interest payments on our debt. A reduction in the amount of consumer or commercial spending could result in a decrease in our revenue and profits. If our customers make fewer purchases or sales of products and services using electronic payments, or consumers spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue.

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

We currently manage our exchange rate and interest rate risk using hedging instruments. We cannot be certain such practices will be available and/or effective at mitigating foreign currency and interest rate risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, any hedging strategies we deploy are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be adversely affected in the future.

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

As of December 31, 2022, we had cash, cash equivalents and restricted cash of $95.8 million, $190.0 million of available borrowing capacity under our New Revolver (as defined in Part II. Item 7. “Management’s Discussion and Analysis of Results of Operation and Financial Condition - Liquidity and Capital Resources”) and $543.1 million outstanding under our Credit Facilities (as defined in Part II. Item 7. “Management’s Discussion and Analysis of Results of Operation and Financial Condition - Liquidity and Capital Resources”). To service this debt and any additional debt we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, including acquisition activity, as well as general economic, financial, competitive, regulatory and other factors beyond our control. There can be no assurance that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our debt and fund our other liquidity needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our debt instead of funding working capital, capital expenditures, acquisition activity or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less debt. There can be no assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

In addition, the terms of our Credit Facilities contain, and any agreements evidencing or governing other future debt may contain, certain restrictive covenants that limit our ability, among other things, to engage in certain activities that are in our long-term best interests and align with our business strategies or operations, including our ability to:

•incur liens on property, assets or revenues;
•incur or assume additional debt or amend our debt and other material agreements;
•declare or make distributions and redeem or repurchase equity interests or issue preferred stock;
•prepay, redeem or repurchase debt;
•make investments;
•engage in certain business activities; and
•engage in certain mergers and asset sales.

In addition, under certain circumstances, we will be required to satisfy and maintain a specified financial ratio under the terms of our Credit Facilities. While we have not previously breached and are not in breach of any of these covenants, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control. Our failure to comply with any of these covenants or restrictions could result in an event of default under the terms of our indebtedness. An event of default would permit the lending banks to take certain actions, including terminating all outstanding commitments and declaring all amounts outstanding to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon and all other amounts owing or payable with respect to such borrowings and any terminated commitments. In addition, the lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. If payment of outstanding amounts under our Credit Facilities accelerated, our assets may be insufficient to repay such amounts in full, and our common stockholders could experience a partial or total loss of their investment.

Interest rate fluctuations may affect our results of operations and financial condition.

Fluctuations in interest rates could have a material effect on our business. As a result, we may incur higher interest costs if interest rates increase. These higher interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.

In addition, the terms of any Eurocurrency borrowings under our Credit Facilities use a LIBOR rate, which represents the ICE Benchmark Administration Interest Settlement Rate, as a benchmark for establishing the rate of interest. The London Interbank Offered Rate (“LIBOR”), is the subject of recent national, international and other regulatory guidance and proposals for reform and is expected to be replaced with a new benchmark or to perform differently than in the past. Some tenors of LIBOR were discontinued on December 31, 2021 and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023. While our Credit Facilities generally provide for alternative and LIBOR successor rates in the event that the existing rate cannot be determined in accordance with the terms of the agreements, the consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.

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

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date (i) we are either an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, and (ii) we are no longer an emerging growth company, as defined in the JOBS Act. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are also required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022, as described in Part II, Item 9A. The material weakness identified related to certain IT general controls (“ITGCs”) support certain of the Company’s solution organizations’ revenue processes which were found to be not operating effectively. As a result, certain of the Company’s related IT-dependent manual and application controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs, for continued operation were also deemed ineffective. We have concluded that these material weaknesses arose due to acquired IT infrastructure.

In addition to taking remediation measures in response to the material weaknesses we identified, we may need to expend additional resources and provide additional management oversight in order to establish effective disclosure controls and procedures and internal control over financial reporting. Implementing any appropriate changes to our internal controls may require specific compliance training of our employees, entail substantial costs, take a significant period of time to complete or divert management’s attention from other business concerns.

The material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal control could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.

In addition, as we continue to scale and improve our operations, including our internal systems and processes, we are currently implementing, and in the future may seek to implement, a variety of critical systems, such as billing, human resource information systems, financial reporting and accounting systems. We cannot assure you that new systems, including any increases in scale or related improvements, will be successfully implemented or that appropriate personnel will be available to facilitate and manage these processes. Failure to implement necessary systems and procedures, transition to new systems and processes or hire the necessary personnel could result in higher costs, compromised internal reporting and processes and system errors or failures. The implementation and transition to any new critical system may be disruptive to our business if they do not work as planned or if we experience issues related to such implementation or transition, which could have a material adverse effect on our operations.

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

There has been increasing public focus by investors, customers environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. In addition, certain financial institutions, including banks and insurance companies, have made commitments regarding environmental, social and sustainability matters that they may pass on to those they provide capital to. Moreover, some investors and financial institutions use ESG or sustainability scores, ratings or benchmarks to make financing, investment and voting decisions. We experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. While we may, from time to time, engage in certain voluntary initiatives (which may include disclosures, policies, and targets, among others) to improve the ESG profile of our operations and/or products, we cannot guarantee that they will have the desired effect. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition. Moreover, any disclosures we do make regarding environmental, social and other sustainability matters may attract the attention of ESG-sensitive investors and other actors and subject us to additional scrutiny and engagement, and increase associated costs.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. Compliance with environmental, social and other sustainability laws, regulations, expectations or reporting requirements may result in increased compliance costs, as well as additional scrutiny that could heighten all of the risks associated with environmental, social and sustainability matters. Moreover, if we fail, or are perceived as failing, to comply with new laws, regulations, expectations or reporting requirements, our reputation and business could be adversely impacted. Any reputational damage associated with ESG factors may also adversely impact our ability to recruit and retain employees and customers. We also anticipate increasing ESG-related regulation, disclosure-related and otherwise, which may require us to incur additional costs and result in scrutiny that may augment any of the risks discussed in this risk factor. Such ESG matters may also impact our suppliers and customers, which may compound or cause new impacts on our business, financial condition, or results of operations.

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

U.S. and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws as imposing standards for the online collection, use and dissemination of data. However, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. At the state level, lawmakers continue to pass new laws concerning privacy and data security. For example, the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020, introduces significant new disclosure obligations and provides California consumers with significant new privacy rights. We have been and will continue to be required to expend resources to comply with the CCPA. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.

Further, the California Privacy Rights Act (the “CPRA”), which generally went into effect on January 1, 2023, significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level. Recent and new state and federal legislation relating to privacy may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

Outside of the United States, many jurisdictions have laws or regulations dealing with the collection, use, sharing, or other processing of personal information, including laws in the European Economic Area (“EEA”), Canada, Middle East, Australia and South America. For example, the General Data Protection Regulation in the EEA and its equivalent in the United Kingdom (“UK”), known as UK GDPR, impose a strict data protection compliance regime (which will continue to be interpreted through guidance and decisions over the coming years) including: ensuring the security of personal data using appropriate technical and organizational measures; providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that valid consent or another appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing current rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Failure to comply with these laws could result fines of up to the greater of €20 million ($24 million / £17.5 million) or 4% of global turnover, stop processing orders, or civil litigation.

We are also subject to evolving European Union (“EU”) laws on data export requiring that where data is transferred outside the EU to us or third-parties, there must be suitable safeguards in place. On July 16, 2020, the Court of Justice of the EU (the “CJEU”) issued a decision invalidating the Privacy Shield framework on which we previously relied and imposing further restrictions on the use of standard contractual clauses (“SCCs”) by requiring an assessment of the transfer on a case-by-case basis taking into account the legal regime applicable in the destination country. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. The European Commission also issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing SCC arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK. The UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. We continue to investigate and implement contractual, organizational and technical changes in response to laws around transfer of personal data, but we cannot guarantee that any such changes will be sufficient under applicable laws and regulations or by our customers, governments, or the public. To the extent that we transfer personal data outside of the EEA or the UK, there is risk that any of our data transfers will be halted, limited, or challenged by third parties.

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

Each of these privacy, security and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations. The interpretations and measures conducted by us in our efforts to comply with the applicable data protection laws may have been or may prove to be insufficient or incorrect. If our privacy or data security measures or practices fail to comply with current or future laws and regulations, we may be subject to claims, legal proceedings or other actions by individuals or governmental authorities based on privacy or data protection regulations and our commitments to customers and users, as well as negative publicity and a potential loss of business. As we continue to expand into other foreign countries and jurisdictions, we may also be subject to additional laws and regulations that may affect how we conduct business. Moreover, if future laws and regulations limit our customers and users’ ability to use and share personal information or our ability to store, process and share personal information, demand for our solutions could decrease, our costs could increase, and our business, results of operations and financial condition could be harmed.

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

Security and Privacy of Health-Related Information. Federal, state and local laws regulate the privacy and security of health-related information and the circumstances under which such health-related information may be used, disclosed, transmitted and maintained. For example, HIPAA regulations require the use of uniform electronic data transmission standards and code sets for certain health care claims and payment transactions submitted or received electronically. The privacy and security regulations promulgated under HIPAA regulate the use and disclosure of individually identifiable health information, and impose privacy and security requirements on covered entities and their business associates. HIPAA requires covered entities and business associates to develop and maintain policies with respect to the protection of, use and disclosure of PHI, including the adoption of administrative, physical and technical safeguards to protect electronic PHI and certain notification requirements in the event of a data breach. The Company’s operations could be negatively impacted by a violation of the HIPAA privacy, security or breach notification rules. Additionally, if the Company or its business associates fail to comply with HIPAA or contractual requirements, or create or are otherwise involved in a HIPAA data breach, the Company may face significant fines and penalties, ongoing compliance requirements, reputational harm, contractual reimbursement, recoupment or other obligations and private litigation brought by impacted individuals.

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
•other events or factors, including those resulting from war (including the ongoing war in Ukraine), pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•the other factors described in this “Risk Factors” section of this Annual Report on Form 10-K.

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

The parties to our sponsor stockholders agreement own approximately 78.5% of our common stock. We have agreed to nominate to our board of directors individuals designated by Providence Strategic Growth and Silver Lake in accordance with the sponsor stockholders agreement. Providence Strategic Growth and Silver Lake will each retain the right to designate directors for so long as they beneficially own at least 5% of the aggregate number of shares of common stock outstanding. In addition, for so long as Providence Strategic Growth and Silver Lake collectively beneficially own at least 30% of the aggregate number of shares of common stock outstanding, certain actions by us or any of our subsidiaries will require the prior written consent of each of Providence Strategic Growth and Silver Lake so long as such stockholder is entitled to designate at least two (2) directors for nomination to our board of directors. The actions that will require prior written consent include: (i) change in control transactions, (ii) acquiring or disposing of assets or any business enterprise or division thereof for consideration in excess of $500.0 million in any single transaction or series of transactions, (iii) increasing or decreasing the size of our board of directors, (iv) terminating the employment of our chief executive officer or hiring a new chief executive officer, (v) initiating any liquidation, dissolution, bankruptcy or other insolvency proceeding involving us or any of our significant subsidiaries and (vi) any transfer, issue, issuance, sale or disposition of any shares of common stock, other equity securities, equity-linked securities or securities that are convertible into equity securities of us or our subsidiaries to any person or entity that is a non-strategic financial investor in a private placement transaction or series of transactions.

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

Further, our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to certain parties to our stockholders agreements or their affiliates (other than us and our subsidiaries), and any of their respective principals, members, directors, partners, stockholders, officers, employees or other representatives (other than any such person who is also our employee or an employee of our subsidiaries), or any director or stockholder who is not employed by us or our subsidiaries. See “-Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to certain parties to our stockholders agreements and any director or stockholder who is not employed by us or our subsidiaries.”

Substantial future sales by the parties to our stockholders agreements or other holders of our common stock, or the perception that such sales may occur, could depress the price of our common stock.

The parties to our stockholders agreements collectively own approximately 83.8% of our outstanding shares of common stock. In addition to the limitations on the sale and transfer of shares of common stock held by such stockholders as set forth in the stockholders agreements, subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act, for so long as such parties are deemed to be our affiliates, unless the shares to be sold are registered with the SEC. These stockholders are entitled to rights with respect to the registration of their shares. We are unable to predict with certainty whether or when such parties will sell a substantial number of shares of our common stock. The sale by the parties to our stockholders agreements of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock. Shares of our common stock offered in our initial public offering are freely tradable without restriction, assuming they are not held by our affiliates.

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

Certain affiliates of Providence Strategic Growth and Silver Lake own approximately 78.5% of our common stock and are parties, among others, to the sponsor stockholders agreement. The parties to the sponsor stockholders agreement have agreed to vote, or cause to vote, all of their outstanding shares of our common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the directors nominees designated by each party. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the rules of The Nasdaq Stock Market. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

We may remain an “emerging growth company” until as late as December 31, 2026, the fiscal year-end following the fifth anniversary of the completion of our initial public offering, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.235 billion in annual revenue in any fiscal year, (ii) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period. The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Stock Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years from the IPO. We intend to take advantage of this legislation for as long as we are permitted to do so. Once we become required to implement these requirements, we will incur additional compliance-related expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs adversely impact our net income or net loss, and may require us to reduce costs in other areas of our business or increase the prices of our solutions or services. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, public company reporting and disclosure obligations may lead to threatened or actual litigation from time to time. If such claims are successful, our business, operating results and financial condition may be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them and the diversion of management resources, could adversely affect our business, operating results and financial condition.

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

Our amended and restated certificate of incorporation provided that the doctrine of “corporate opportunity” does not apply with respect to certain parties to our stockholders agreements and any director or stockholder who is not employed by us or our subsidiaries.

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

Our amended and restated certificate of incorporation provided that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the United States is the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

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

We maintain operations outside of the United States, including in Canada, the UK, Australia, Jordan and New Zealand, which we may expand in the future. Conducting and expanding international operations subjects us to new risks that we have not generally faced in the United States. These include:

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

We utilize and may in the future increase our utilization of independent contractors in a number of jurisdictions in which we operate, including India, Russia and Ukraine. We currently depend on these independent contractors for certain software development activities. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain development quality, control, or effective management with respect to these business operations. In addition, poor relations between the United States and Russia, sanctions by the United States and the EU against Russia, ongoing conflict in Ukraine or the spreading or escalation of political tensions or economic instability in surrounding areas could have an adverse impact on our third-party software development in Russia and Ukraine. In particular, increased tensions among the United States, the North Atlantic Treaty Organization and Russia, including the invasion of Ukraine by Russia, could increase the threat of armed conflict, cyberwarfare and economic instability that could disrupt or delay the operations of our resources in Russia and Ukraine, disrupt or delay our communications with such resources or the flow of funds to support their operations, or otherwise render our resources unavailable.

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

We are subject to federal and state income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, and such laws and rates vary by jurisdiction. We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. There is also uncertainty over sales tax liability as a result of the U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc., which held that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years. Similarly, non-U.S. jurisdictions have imposed or proposed digital services taxes, including in connection with the Organization for Economic Co-Operation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) Project. These taxes, whether imposed unilaterally by non-U.S. jurisdictions or in response to multilateral measures (e.g., the “BEPS Project”), could result in taxation of companies that have customers in a particular jurisdiction but do not operate there through a permanent establishment. Changes to tax law or administration such as these, whether at the state level or the international level, could increase our tax administrative costs and tax risk and negatively affect our overall business, results of operations, financial condition and cash flows.

Although we believe our tax practices and provisions are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, there could be a material effect on our tax provision, net income or cash flows in the period or periods for which that determination is made, which could materially impact our financial results. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time. Further, any changes in the taxation of our activities, may increase our effective tax rate and adversely affect our financial position and results of operations. For example, the United States government may enact significant changes to the taxation of business entities (such as the recent United States Inflation Reduction Act which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations). We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would on our business

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our existing Credit Agreement, and the expected terms of our Credit Facilities, restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.

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
We also maintain 22 additional office locations throughout the United States, three offices in Canada, two offices in the United Kingdom, two offices in New Zealand and one office in Jordan. We lease all of our facilities and do not own any real property.
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
Our common stock trades on the Nasdaq Global Select Market under the symbol “EVCM.”
Holders
As of March 10, 2023, there were 77 registered holders of record of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our Credit Facilities (as defined below).
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
During the quarter ended December 31, 2022, we repurchased $21.1 million in shares of our common stock under our stock repurchase program, including transaction fees. The stock repurchase activity under our stock repurchase program during the quarter ended December 31, 2022 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1) (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except per share and share amounts)

October 1, 2022 - October 31, 2022	631,845	$9.17	631,845	$72,427
November 1, 2022 - November 30, 2022	878,491	$7.41	878,491	$65,914
December 1, 2022 - December 31, 2022	1,344,522	$6.52	1,344,522	$57,146
Total	2,854,858		2,854,858
(1)On June 14, 2022, the Board of Directors of the Company approved a stock repurchase program with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022 (as subsequently expanded, the “Repurchase Program”). Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of its board of directors. The Company expects to fund repurchases with existing cash on hand.

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

The following graph and related information shows a comparison of the cumulative total return for our common stock, Nasdaq Composite Index and Nasdaq US Small Cap Software Index between July 1, 2021 (the date our common stock commenced trading on the Nasdaq) through December 31, 2022. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	7/1/21	9/30/21	12/31/21	3/31/22	6/30/22	9/30/22	12/31/22

EverCommerce Common Stock	$100.00	$93.69	$89.49	$75.00	$51.36	$62.10	$42.27
Nasdaq Composite Index	$100.00	$99.49	$107.73	$97.92	$75.94	$72.82	$72.07
Nasdaq US Small Cap Software Index	$100.00	$98.17	$93.88	$81.86	$60.33	$57.95	$57.85
Recent Sales of Unregistered Securities
The Company did not sell any equity securities during the year ended December 31, 2022 that were not registered under the Securities Act.
Item 6.
[Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to "EverCommerce Inc.," the “Company,” “we,” “us” and “our” refer to EverCommerce Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. An analysis of our results of operations and cash flows for the year ended December 31, 2020, including a discussion of the year ended December 31, 2021 as compared to the year ended December 31, 2020, has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

EverCommerce is a leading provider of integrated, vertically-tailored software-as-a-service (“SaaS”) solutions for service-based small- and medium-sized businesses (“service SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. Today, we serve more than 685,000 customers across three core verticals: Home Services; Health Services; and Fitness & Wellness Services. Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as home improvement contractors and home maintenance technicians, to physician practices and therapists within Health Services, to personal trainers and salon owners within Fitness & Wellness. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly specialized demands, as well as highly complementary solutions that complete end-to-end offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences.

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

•Business Management Software: Our vertically-tailored Business Management Software is the system of action at the center of a service business’s operation, and is typically the point-of-entry and first solution adopted by a customer. Our software, designed to meet the day-to-day workflow needs of businesses in specific vertical end markets, streamlines front and back-office processes and provides polished customer-facing experiences. Using these offerings, service SMBs can focus on growing their customers, improving their services and driving more efficient operations.

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

Our business benefits from attractive unit economics. Approximately 95% of our revenue in the years ended December 31, 2022 and 2021 was recurring or re-occurring, and we maintained an annualized net pro forma revenue retention rate of approximately 100% for the quarter ended December 31, 2022. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.

We calculate our monthly net pro forma revenue retention rate for a particular month as the recurring or re-occurring revenue gained/lost from existing customers, less the recurring or re-occurring revenue lost from cancelled customers, as a percentage of total recurring or re-occurring revenue 12 months prior, divided by 12. For existing customers, we consider customers that existed 11 or more months prior to the current month and that do not have an end date (i.e., cancelled relationship) on or after the first day of the current month. For example, the recurring or re-occurring revenue gained/lost from existing customers in November 2022 is the difference between the recurring or re-occurring revenue generated in November 2022 and the same such revenue generated in November 2021, for customers with a start date prior to December 1, 2021 and no end date or cancelled relationship on or after November 1, 2022. For cancelled customers, we examine customers that cancelled their relationships on or after the first day of the month that is 12 months prior to the current month and before the first day of the current month. For example, the recurring or reoccurring revenue lost from cancelled customers in November 2022 is the difference between the recurring or re-occurring revenue generated in November 2022 and the same such revenue generated in November 2021, for customers that cancelled on or after November 1, 2021 and before November 1, 2022. Net pro forma revenue retention is calculated as if acquisitions that were closed during the prior period presented were closed on the first day of such period presented. Our calculation of net pro forma revenue retention rate for any fiscal period includes the positive recurring and re-occurring revenue impacts of selling new solutions to existing customers and the negative impacts of contraction and attrition among this set of customers. Our net pro forma revenue retention rate may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of solutions, new acquisitions and our ability to retain our customers. Our calculation of net pro forma revenue retention rate may differ from similarly titled metrics presented by other companies.

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

Impact of Macroeconomic Climate

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

For more information regarding the potential impact of the COVID-19 pandemic on our business, refer to Part I. Item 1A. “Risk Factors—Risks Related to our Business—The COVID-19 pandemic has impacted, and a future pandemic, epidemic or outbreak of an infectious disease could impact, our business, financial condition and results of operations, as well as the business or operations of third parties with whom we conduct business.”

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
Acquiring New Customers
Sustaining our growth requires continued adoption of our solutions by new customers. Through acquisitions and organic growth of our business, the number of customers on our platform increased from over 600,000 at the end of 2021 to more than 685,000 at the end of 2022. We will continue to invest in our efficient go-to-market strategy as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our solutions from service SMBs.
Increasing Revenue from Existing Customers
As of December 31, 2022, we had more than 685,000 customers worldwide, including approximately 320,000, 95,000 and 69,000 customers in our Home Services, Health Services and Fitness & Wellness Services verticals, respectively. For the year ended December 31, 2022, we estimate that approximately 90% of our customers contributed less than $2,000 in revenue and less than 5% contributed more than $5,000 in revenue.
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
We believe we have the opportunity to drive incremental revenue growth from our existing customer base through increased cross-selling of our integrated solutions, including digital payments, customer engagement and marketing technology. We earn transaction fees for payment transactions initiated on our platform, and our revenue and payment volumes grow as customers process more transactions on our platform. Integrating our payments platform across our EverPro, EverWell and EverHealth suites of solutions can improve customer retention and satisfaction as it drives operating efficiencies for quicker and more efficient billing and payment collection. We generate subscription and marketing technology revenue from cross-selling our customer engagement and Marketing Technology Solutions across our customer base. These solutions increase customer loyalty, repeat purchases, improve customer experiences and help businesses to manage campaigns and generate quality leads.
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

In 2022, we continued to invest in scalable operations and necessary functions to support operating as a public company. In 2023 and beyond, smaller incremental investments will be needed to support Sarbanes-Oxley compliance.

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

Our Pro Forma Revenue Growth rate was 15.6% for the year ended December 31, 2022 reflective of the underlying growth in our business including new customers and providing more solutions to existing customers.
Non-GAAP Financial Measures

Adjusted Gross Profit

Adjusted Gross Profit is a key performance measure that our management uses to assess our operational performance, as it represents the results of revenues and direct costs, which are key components of our operations. We believe that this non-GAAP financial measure is useful to investors and other interested parties in analyzing our financial performance because it reflects the gross profitability of our operations, and excludes the indirect costs associated with our sales and marketing, product development, general and administrative activities and depreciation and amortization and the impact of our financing methods and income taxes.

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

	Year ended December 31,
	2022		2021
	(in thousands)

Gross profit(1)	$380,122	(2)	$308,301	(3)
Depreciation and amortization	23,249		19,608
Adjusted gross profit	$403,371		$327,909

(1)Gross profit is calculated as total revenues less cost of revenues (exclusive of depreciation and amortization), amortization of developed technology, amortization of capitalized software and depreciation expense (allocated to cost of revenues).
(2)For the year ended December 31, 2022, gross profit represents total revenues of $620.7 million less cost of revenues (exclusive of depreciation and amortization) of $217.4 million, amortization of developed technology of $16.4 million, amortization of capitalized software of $5.7 million and depreciation expense (allocated to cost of revenues) of $1.1 million.
(3)For the year ended December 31, 2021, gross profit represents total revenues of $490.1 million less cost of revenues (exclusive of depreciation and amortization) of $162.2 million, amortization of developed technology of $14.7 million, amortization of capitalized software of $3.7 million and depreciation expense (allocated to cost of revenues) of $1.2 million.

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

Adjusted EBITDA is used by our management team as an additional measure of our performance for purposes of business decision-making, including managing expenditures, and evaluating potential acquisitions. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in our financial results that may not be shown solely by period-to-period comparisons of net income (loss) or income (loss) from continuing operations. In addition, we may use Adjusted EBITDA in the incentive compensation programs applicable to some of our employees. Our Management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items, and may not be directly comparable to similarly titled metrics used by other companies.

We calculate Adjusted EBITDA as net income (loss) adjusted to exclude interest and other expense, net, income tax expense (benefit), loss on debt extinguishment, depreciation and amortization, other amortization, acquisition related costs, stock-based compensation and other non-recurring costs. Other amortization includes amortization for capitalized contract acquisition costs. Acquisition related costs are specific deal-related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. Other non-recurring costs are expenses such as system implementation costs and severance related to planned restructuring activities. Acquisition related costs and other non-recurring costs are excluded as they are not representative of our underlying operating performance. Adjusted EBITDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other GAAP measures of income (loss). The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA on a consolidated basis.

	Year ended December 31,
	2022	2021
	(in thousands)

Net loss	$(59,816)	$(81,966)
Adjusted to exclude the following:
Interest and other expense, net	33,902	36,111
Income tax benefit	(4,680)	(10,051)
Loss on debt extinguishment	—	28,714
Depreciation and amortization	110,801	101,437
Other amortization	4,261	2,814
Acquisition related costs	1,028	3,452
Stock-based compensation	26,818	22,095
Other non-recurring costs	6,735	4,592
Adjusted EBITDA	$119,049	$107,198

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
We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the mix of revenue between Subscription and Transaction Fees and Marketing Technology Solutions, labor costs, third-party expenses and acquisitions. In particular, Marketing Technology Solutions revenue generally has a higher cost of revenue as a percentage of revenue than our subscription and transaction fee revenue. For the year ended December 31, 2022, revenue from subscription and transaction fees increased 32.3% compared to the year ended December 31, 2021, whereas Marketing Technology Solutions revenue increased 13.8%. To the extent our Marketing Technology Solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our Subscription and Transaction Fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.

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

Interest and Other Expense, net

Interest and other expense, net, primarily consists of interest expense on long-term debt, net of interest income, as well as loss on interest rate swap. It also includes amortization expense of financing costs and discounts, as well as realized and unrealized gains and losses.

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

Impact of Acquisitions

The comparability of our operating results is impacted by our business combinations and acquisitions. In our discussion of changes in our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, we quantitatively disclose the impact of the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations, and as such the discussion is focused on major changes in components of costs.
Comparison of the years ended December 31, 2022 and 2021

	Year ended December 31,
	2022	2021
	(in thousands)

Revenues:
Subscription and transaction fees	$465,345	$351,831
Marketing technology solutions	134,596	118,275
Other	20,805	20,033
Total revenues	620,746	490,139
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	217,375	162,230
Sales and marketing (1)	119,059	93,789
Product development (1)	71,622	49,506
General and administrative (1)	132,483	110,369
Depreciation and amortization	110,801	101,437
Total operating expenses	651,340	517,331
Operating loss	(30,594)	(27,192)
Interest and other expense, net	(33,902)	(36,111)
Loss on debt extinguishment	—	(28,714)
Net loss before income tax benefit	(64,496)	(92,017)
Income tax benefit	4,680	10,051
Net loss	$(59,816)	$(81,966)

(1)Includes stock-based compensation expense as follows:

	Year ended December 31,
	2022	2021
	(in thousands)

Cost of revenues	$373	$39
Sales and marketing	1,503	506
Product development	1,854	551
General and administrative	23,088	20,999
Total stock-based compensation expense	$26,818	$22,095

Revenues

	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Revenues:
Subscription and transaction fees	$465,345	$351,831	$113,514	32.3%
Marketing technology solutions	134,596	118,275	16,321	13.8%
Other	20,805	20,033	772	3.9%
Total revenues	$620,746	$490,139	$130,607	26.6%

Revenues increased $130.6 million or 26.6% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily driven by increases in subscription and transaction fees of $113.5 million and marketing technology solutions of $16.3 million due to our pro forma revenue growth of 15.6% in the year ended December 31, 2022. Additionally, subscription and transaction fees increased by $61.1 million from revenue earned from acquisitions completed in 2021.
Cost of Revenues

	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Cost of revenues (exclusive of depreciation and amortization presented separately below)	$217,375	$162,230	$55,145	34.0%
Percentage of revenues	35.0%	33.1%

Cost of revenues increased by $55.1 million or 34.0% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase is primarily comprised of an additional $10.3 million in personnel and compensation expense, $10.3 million of media spend, $9.1 million in contract services, $7.4 million in application programming interface fees and $4.2 million of hosting expense. As a percentage of revenue, cost of revenues was 35.0% and 33.1% for the years ended December 31, 2022 and 2021, respectively.

Sales and Marketing

	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Sales and marketing	$119,059	$93,789	$25,270	26.9%
Percentage of revenues	19.2%	19.1%

Sales and marketing expenses increased by $25.3 million or 26.9% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily driven by an additional $15.6 million in personnel and compensation expense, $2.2 million in advertising spend and $2.0 million in conference expense, due to the continued investment in growth through various marketing channels. As a percentage of revenue, sales and marketing expenses were 19.2% and 19.1% for the years ended December 31, 2022 and 2021, respectively.

Product Development

	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Product development	$71,622	$49,506	$22,116	44.7%
Percentage of revenues	11.5%	10.1%

Product development expenses increased by $22.1 million or 44.7% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily driven by additional product development related personnel expenses of $16.3 million, as a result of investments in our technology teams to support our various solutions as well as centralized security operations, information technology and cloud engineering. As a percentage of revenue, product development expenses were 11.5% and 10.1% for the years ended December 31, 2022 and 2021, respectively.

General and Administrative

	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)

General and administrative	$132,483	$110,369	$22,114	20.0%
Percentage of revenues	21.3%	22.5%

General and administrative expenses increased by $22.1 million or 20.0% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily driven by an additional $10.4 million of personnel and compensation expense, $2.4 million of software and tools spend, $2.1 million of stock based compensation expense and $2.1 million of insurance expense, due to the continued investment in infrastructure required to support our growth, scalable operations and being a public company. As a percentage of revenue, general and administrative expenses were 21.3% and 22.5% for the years ended December 31, 2022 and 2021, respectively.

Depreciation and Amortization

	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Depreciation and amortization	$110,801	$101,437	$9,364	9.2%
Percentage of revenues	17.8%	20.7%

Depreciation and amortization expenses increased by $9.4 million or 9.2% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily driven by an increase of $7.3 million in intangible assets’ amortization as a result of intangible asset additions from our 2021 acquisitions. As a percentage of revenue, depreciation and amortization expenses were 17.8% and 20.7% for the years ended December 31, 2022 and 2021, respectively.

Interest and Other Expense, net

	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Interest and other expense, net	$33,902	$36,111	$(2,209)	(6.1)%
Percentage of revenues	5.5%	7.4%

Interest and other expense, net, decreased by $2.2 million or 6.1% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This decrease was primarily due to an overall lower outstanding debt balance in 2022 compared to 2021, as the Company refinanced its former credit facilities on July 6, 2021, offset by the loss on interest rate swap recognized in 2022. As a percentage of revenue, interest and other expense, net were 5.5% and 7.4% for the years ended December 31, 2022 and 2021, respectively.

Loss on Debt Extinguishment

	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Loss on debt extinguishment	$—	$28,714	$(28,714)	N.M.
Percentage of revenues	—%	5.9%
_______________

N.M. — Not Meaningful.

Loss on debt extinguishment decreased by $28.7 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. In the year ended December 31, 2021, the Company recorded a loss on debt extinguishment of approximately $28.7 million. For additional information concerning our loss on debt extinguishment, see Note 10 in the notes to the consolidated financial statements included in our 2021 Annual Report on Form 10-K.

Income Tax Benefit

	Year ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)

Income tax benefit	$4,680	$10,051	$(5,371)	(53.4)%
Percentage of revenues	0.8%	2.1%

Income tax benefit decreased by $5.4 million or 53.4% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This decrease was primarily driven by an increase in the valuation allowance against deferred tax assets. The main drivers of the change in valuation allowance were the reversal of deferred tax liabilities related to purchased intangibles and the change in presentation of lease-related deferred tax assets and liabilities from the adoption of ASC 842. Additionally, we restructured the ownership of certain intellectual property during the year, which resulted in an income tax benefit.

Liquidity and Capital Resources

To date, our primary sources of liquidity have been net cash provided by operating activities, proceeds from preferred stock and common stock issuances, including our recent initial public offering (“IPO”) of common stock, 2021 private placement of common stock and proceeds from long-term debt.

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

As of December 31, 2022, we had cash, cash equivalents and restricted cash of $95.8 million, $190.0 million of available borrowing capacity under our Revolver (as defined below) and $543.1 million outstanding under our Term Loans (as defined below). We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities (as defined below) and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions and the timing of introductions of new products and services. We expect to consummate acquisitions of complementary businesses in the future that could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part I, Item 1A.“Risk Factors.”

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

Cash Flows

The following table sets forth cash flow data:

	Year ended December 31,
	2022	2021
	(in thousands)

Net cash provided by operating activities	$64,802	$37,482
Net cash used in investing activities	(18,080)	(379,668)
Net cash provided by (used in) financing activities	(47,309)	341,183
Effect of foreign currency exchange rate changes on cash	(1,148)	224
Net decrease in cash, cash equivalents and restricted cash	$(1,735)	$(779)

Cash Flow from Operating Activities

Net cash provided by operating activities was $64.8 million for the year ended December 31, 2022, compared to $37.5 million for the year ended December 31, 2021. Changes in net cash provided by operating activities result primarily from cash received from net sales within our subscription and transaction fees and marketing technology solutions. Other drivers of the changes in net cash provided by operating activities include payments for personnel expenses for our employees, costs related to delivering our services and products, partner commissions, advertising and interest on our long-term debt.

The increase in cash provided for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to higher cash collections from our subscription and transaction fees and marketing technology solutions of approximately $121.2 million offset by investments made to support the growth of our business including personnel expenses of $51.2 million, costs directly related to the delivery of our services and products of $41.3 million and the timing of payments.
Cash Flow from Investing Activities
During the year ended December 31, 2022, net cash used in investing activities was $18.1 million. The cash used was driven primarily by costs to develop software of $15.5 million. The remainder was for purchases of property and equipment.
During the year ended December 31, 2021, net cash used in investing activities was $379.7 million. The cash used was driven primarily by acquisition of companies, net of cash acquired, of $364.9 million. The remainder was for purchases of property and equipment and cost to develop software.

Cash Flow from Financing Activities
During the year ended December 31, 2022, net cash used in financing activities was $47.3 million. The cash used was primarily driven by the repurchase and retirement of shares of our common stock of $43.0 million. For additional information regarding our repurchase and retirement of shares of our common stock, refer to Note 11 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K. The remainder was for payments on long-term debt offset by net proceeds from common stock issuances.
During the year ended December 31, 2021, net cash provided by financing activities was $341.2 million. The cash provided was driven primarily by net proceeds from preferred and common stock issuances of $109.8 million and $415.7 million, respectively, and proceeds from long-term debt of $851.0 million, partially offset by payments on long-term debt of $1,028.5 million.

Credit Facilities

Prior to our IPO, subsidiaries of the Company were party to a credit facility that provided for (i) a term loan in an aggregate principal amount of $415.0 million (the “Legacy Term Loan”), (ii) commitments for delayed draw term loans up to an aggregate principal amount of $385.0 million (the “Legacy Delayed Draw Term Loans”), (iii) commitments for revolving loans up to an aggregate principal amount of $50.0 million (the “Legacy Revolver”) and (iv) a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $10.0 million, or the letters of credit (the Legacy Term Loan, Legacy Delayed Draw Term Loans and Legacy Revolver are referred to herein as the “Legacy Credit Facilities”).

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

Borrowings under the Credit Facilities are available as ABR or Eurocurrency borrowings. ABR borrowings under the Credit Facilities accrue interest at an alternate base rate plus an applicable rate, and Eurocurrency borrowings accrue interest at an adjusted LIBOR rate plus an applicable rate. The ABR rate represents the greater of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and an adjusted LIBOR rate for a one month interest period plus 1%. The applicable rate for the Term Loans and the Revolver loans is 3% for Eurocurrency borrowings and 2% for ABR Borrowings, in each case subject to change based on our first lien net leverage ratio.

Effective October 31, 2022, the Company entered into an interest rate swap agreement in connection with the Company’s Credit Facilities for a notional amount of $200.0 million to convert a portion of the Term Loans from a floating rate to a fixed rate (the “Swap Agreement”). The arrangement has a term of five years with a fixed rate in the agreement of 4.2295%.

On March 14, 2023, the Company entered into a second interest rate swap agreement in connection with the Company’s Credit Facilities for a notional amount of $100.0 million to convert a portion of the Term Loans from a floating rate to a fixed rate. This swap agreement is effective March 31, 2023 and has a term of approximately 4.5 years with a fixed rate in the agreement of 3.969%.

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

As of December 31, 2022, there was $543.1 million outstanding under our Credit Facilities, all of which was related to the Term Loans as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loans was approximately 5.2% for the year ended December 31, 2022.

As of December 31, 2022, we were in compliance with the covenants under the Credit Facilities.

Stock Repurchase Program
On June 14, 2022, our Board of Directors approved a stock repurchase program with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022 (the “Repurchase Program”). Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. This program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board of Directors. The Company expects to fund repurchases with existing cash on hand. The Company repurchased and retired 4,951,966 shares of common stock for $43.0 million, including transaction fees, during the year ended December 31, 2022.
On November 7, 2022, our Board of Directors approved an expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock ($100.0 million total) and an extension to the expiration of the Repurchase Program through December 31, 2023. As of December 31, 2022, $57.1 million remains available under the Repurchase Program.

Contractual Obligations

Refer to Notes 9, 10 and 17 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our debt, operating lease and contractual obligations, respectively.

Additionally, on March 14, 2023, the Company entered into an interest rate swap agreement in connection with the Company’s Credit Facilities for a notional amount of $100.0 million to convert a portion of the Term Loans from a floating rate to a fixed rate. This swap agreement is effective March 31, 2023 and has a term of approximately 4.5 years with a fixed rate in the agreement of 3.969%.

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

Revenue Recognition
Revenues are derived from subscription and transaction fees, marketing technology solutions, and other revenues. We recognize revenue when our customers obtain control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In determining the total consideration that we expect to receive, we include variable consideration only to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty is resolved. Consideration subject to a constraint on revenue recognition has not been significant. Additionally, there have not been material changes in these estimates or assumptions pertaining to constraints on revenue recognition over the reporting periods presented. In the future, if there are material changes in the underlying estimates and assumptions pertaining to constraints on revenue recognition, the financial statements could be materially impacted.
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
Business Combinations, Goodwill and Intangible Assets

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

We perform an impairment test annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill might not be fully recoverable. In accordance with applicable accounting guidance, a company can assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test. Alternatively, a company may elect to proceed directly to a quantitative goodwill impairment test. The Company performed a qualitative annual impairment assessment for the years ended December 31, 2022, 2021 and 2020. For the qualitative assessments, we reviewed factors including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in any key personnel, any changes in composition of carrying amount of our assets and changes in our stock price. There were no reasonable changes to the methods and assumptions that would have resulted in an impairment. In the future, if there are material changes in the underlying estimates and assumptions pertaining to the impairment assessment, the financial statements could be materially impacted. For each year end, we determined that it was more likely than not that the fair value of each of our reporting units was more than the respective related carrying amounts, including goodwill, and therefore did not record any goodwill impairment.

Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Indicators we reviewed included whether there was a significant decrease in market prices of our assets, a significant adverse change in the extent or manner in which our assets are being used, a significant adverse change in legal factors affecting our assets and a cash flow loss. The Company did not identify indicators of impairment for the years ended December 31, 2022, 2021 and 2020. In the future, if there are material changes in the underlying estimates and assumptions pertaining to the impairment assessment, the financial statements could be materially impacted.

The Company completed five and nine business acquisitions in 2021 and 2020, respectively, and as a result recorded $132.5 million and $173.6 million in intangible assets and $255.7 million and $240.8 million of goodwill using the aforementioned valuation estimates, respectively. There were no material changes to prior estimates for the years ended December 31, 2021 and 2020.
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

The Company recorded an additional $16.7 million and $14.5 million in valuation allowance on our deferred tax assets in 2022 and 2021, respectively, using the aforementioned approach. The Company recorded $0.4 million and $0.1 million in unrecognized tax benefits for the years ended December 31, 2022 and 2021, respectively.

Valuation allowances are currently assessed based on scheduling the reversal of temporary differences, without consideration to future projections of income, given the Company’s history of losses. This approach may change in the future, requiring the use of estimates or assumptions with regard to future taxable income in assessing the need for and quantum of valuation allowances.

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

There have not been material changes in these estimates or assumptions over the reporting periods presented. In the future, if there are material changes in the underlying estimates and assumptions pertaining to stock-based compensation, the financial statements could be materially impacted.

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
Interest rate risk
We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments. Amounts borrowed under our Credit Facilities accrue interest at a per annum rate equal to the ABR rate or Adjusted LIBOR rate, in each case plus an applicable margin of 3.25%.
Effective October 31, 2022, the Company entered into the Swap Agreement in connection with the Company’s Credit Facilities for a notional amount of $200.0 million to convert a portion of the Term Loans from a floating rate to a fixed rate. The Swap Agreement has a term of 5 years with a fixed rate in the agreement of 4.2295%.
Based on the outstanding balance of the Credit Facilities as of December 31, 2022, for every 100 basis point increase in the ABR rate or Adjusted LIBOR rate, we would incur approximately $3.4 million of additional annual interest expense.

Additionally, on March 14, 2023, the Company entered into a second interest rate swap agreement in connection with the Company’s Credit Facilities for a notional amount of $100.0 million to convert a portion of the Term Loans from a floating rate to a fixed rate. This swap agreement is effective March 31, 2023 and has a term of approximately 4.5 years with a fixed rate in the agreement of 3.969%.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EverCommerce Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EverCommerce Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2022 due to the adoption of ASU No. 2016-02.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, Colorado
March 15, 2023

EverCommerce Inc.
Consolidated Balance Sheets
(in thousands, except per share and share amounts)

	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$92,625	$93,993
Restricted cash	3,199	3,566
Accounts receivable, net of allowance for doubtful accounts of $4.7 million and $1.9 million at December 31, 2022 and 2021, respectively	48,032	40,514
Contract assets	12,971	11,039
Prepaid expenses and other current assets	23,760	22,505
Total current assets	180,587	171,617
Property and equipment, net	11,930	13,509
Capitalized software, net	32,554	24,000
Other non-current assets	46,855	24,296
Intangible assets, net	405,720	508,535
Goodwill	914,082	921,416
Total assets	$1,591,728	$1,663,373

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,373	$10,325
Accrued expenses and other	56,963	49,340
Deferred revenue	22,885	22,992
Customer deposits	11,360	9,828
Current maturities of long-term debt	5,500	10,943
Total current liabilities	105,081	103,428
Long-term debt, net of current maturities and deferred financing costs	530,946	535,184
Other non-current liabilities	49,008	39,113
Total liabilities	685,035	677,725

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 191,447,237 and 195,384,291 shares issued and outstanding at December 31, 2022 and 2021, respectively	2	2
Accumulated other comprehensive loss	(10,198)	(1,767)
Additional paid-in capital	1,489,935	1,500,643
Accumulated deficit	(573,046)	(513,230)
Total stockholders’ equity	906,693	985,648
Total liabilities and stockholders’ equity	$1,591,728	$1,663,373
The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)

	Year ended December 31,
	2022	2021	2020

Revenues:
Subscription and transaction fees	$465,345	$351,831	$232,931
Marketing technology solutions	134,596	118,275	86,331
Other	20,805	20,033	18,263
Total revenues	620,746	490,139	337,525
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	217,375	162,230	115,020
Sales and marketing	119,059	93,789	50,246
Product development	71,622	49,506	30,386
General and administrative	132,483	110,369	87,068
Depreciation and amortization	110,801	101,437	76,844
Total operating expenses	651,340	517,331	359,564
Operating loss	(30,594)	(27,192)	(22,039)
Interest and other expense, net	(33,902)	(36,111)	(41,545)
Loss on debt extinguishment	—	(28,714)	—
Net loss before income tax benefit	(64,496)	(92,017)	(63,584)
Income tax benefit	4,680	10,051	3,630
Net loss	(59,816)	(81,966)	(59,954)
Other comprehensive loss:
Foreign currency translation gains (losses), net	(8,431)	(3,313)	1,204
Comprehensive loss	$(68,247)	$(85,279)	$(58,750)

Net loss attributable to common stockholders:
Net loss	$(59,816)	$(81,966)	$(59,954)
Adjustments to net loss (see Note 13)	—	(15,105)	(67,811)
Net loss attributable to common stockholders	$(59,816)	$(97,071)	$(127,765)

Basic and diluted net loss per share attributable to common stockholders	$(0.31)	$(0.82)	$(3.06)

Basic and diluted weighted-average shares of common stock outstanding used in computing net loss per share	194,624,968	117,795,280	41,696,800

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

EverCommerce Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Cont’d)
(in thousands)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A Convertible Preferred Stock		Total Convertible Preferred Stock	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount

Balance at January 1, 2021	72,226	$745,046	—	$—	44,958	$163,264	$908,310	—	$—	43,074	$—	$40,564	$(431,264)	$1,546	$(389,154)
Accretion of Series B convertible preferred stock to redemption value	—	15,105	—	—	—	—	15,105	—	—	—	—	(15,105)	—	—	(15,105)
Issuance of convertible preferred stock, net	—	—	7,857	109,782			109,782	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(72,226)	(760,151)	(7,857)	(109,782)	(44,958)	(163,264)	(1,033,197)	—	—	125,041	2	1,033,195	—	—	1,033,197
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriters fees of $31,278 thousand	—	—	—	—	—	—	—	—	—	21,882	—	340,708	—	—	340,708
Issuance of common stock in a private placement	—	—	—	—	—	—	—	—	—	4,412	—	75,000	—	—	75,000
Rollover equity in consideration of net assets acquired	—	—	—	—	—	—		—	—	45	—	726	—	—	726
Stock-based compensation	—	—	—	—	—	—		—	—	571	—	22,095	—	—	22,095
Stock option exercises	—	—	—	—	—	—		—	—	359	—	1,319	—	—	1,319
Release of valuation allowance related to prior equity transactions	—	—	—	—	—	—	—	—	—	—	—	2,141	—	—	2,141
Foreign currency translation losses, net	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,313)	(3,313)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(81,966)	—	(81,966)
Balance at December 31, 2021	—	$—	—	$—	—	$—	$—	—	$—	195,384	$2	$1,500,643	$(513,230)	$(1,767)	$985,648

The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Cont’d)
(in thousands)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A Convertible Preferred Stock		Total Convertible Preferred Stock	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount

Balance at January 1, 2022	—	$—	—	$—	—	$—	—	—	$—	195,384	$2	$1,500,643	$(513,230)	$(1,767)	$985,648
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	—	502	—	3,366	—	—	3,366
Common stock issued upon vesting of restricted stock units	—	—	—	—			—	—	—	162	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	26,818	—	—	26,818
Stock option exercises	—	—	—	—	—	—	—	—	—	351	—	1,819	—	—	1,819
Repurchase and retirement of common stock	—	—	—	—	—	—	—	—	—	(4,952)	—	(42,994)	—	—	(42,994)
Release of valuation allowance related to prior equity transactions	—	—	—	—	—	—	—	—	—	—	—	283	—	—	283
Foreign currency translation losses, net	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,431)	(8,431)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(59,816)	—	(59,816)
Balance at December 31, 2022	—	$—	—	$—	—	$—	$—	—	$—	191,447	$2	$1,489,935	$(573,046)	$(10,198)	$906,693
The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2022	2021	2020

Cash flows provided by operating activities:
Net loss	$(59,816)	$(81,966)	$(59,954)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	110,801	101,437	76,844
Stock-based compensation	26,818	22,095	10,721
Deferred taxes	(7,477)	(12,026)	(4,314)
Amortization of deferred financing costs and non-cash interest	2,093	4,843	6,393
Bad debt expense	5,578	2,044	1,715
Loss on debt extinguishment	—	28,714	—
Other non-cash items	4,747	700	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(13,206)	(13,342)	(516)
Prepaid expenses and other current assets	(3,823)	(8,009)	4,952
Other non-current assets	4,937	(10,514)	(4,168)
Accounts payable	(1,868)	(3,961)	2,886
Accrued expenses and other	3,076	(3,267)	16,744
Deferred revenue	160	8,646	1,957
Other non-current liabilities	(7,218)	2,088	4,279
Net cash provided by operating activities	64,802	37,482	57,539

Cash flows used in investing activities:
Purchases of property and equipment	(2,566)	(3,103)	(4,525)
Capitalization of software costs	(15,514)	(11,692)	(8,552)
Payment of contingent consideration	—	—	(2,000)
Acquisition of companies, net of cash acquired	—	(364,873)	(403,231)
Net cash used in investing activities	(18,080)	(379,668)	(418,308)
The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Cash Flows (Cont’d)
(in thousands)

	Year ended December 31,
	2022	2021	2020

Cash flows provided by (used in) financing activities:
Payments on debt	(9,500)	(1,028,457)	(55,891)
Proceeds from long-term debt	—	850,966	314,668
Deferred financing costs	—	(8,135)	(7,303)
Exercise of stock options	1,819	1,319	206
Proceeds from preferred stock issuance, net	—	109,782	150,170
Proceeds from common stock issuance, net	—	415,708	—
Proceeds from common stock issuance for Employee Stock Purchase Plan	3,366	—	—
Repurchase and retirement of common stock	(42,994)	—	—
Net cash provided by (used in) financing activities	(47,309)	341,183	401,850
Effect of foreign currency exchange rate changes on cash	(1,148)	224	(87)
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,735)	(779)	40,994
Cash and cash equivalents and restricted cash:
Beginning of year	97,559	98,338	57,344
End of year	$95,824	$97,559	$98,338

	Year ended December 31,
	2022	2021	2020

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,077	$30,847	$35,219
Cash paid for income taxes	$2,511	$1,495	$736

Supplemental disclosures of noncash investing and financing activities:
Rollover equity in consideration of net assets acquired	$—	$726	$1,319
Fair value of earnout in consideration of net assets acquired	$—	$—	$3,471
Accretion of Series B preferred stock to redemption value	$—	$15,105	$67,811

The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 1. Nature of the Business
EverCommerce Inc. and subsidiaries (the “Company” or “EverCommerce”) is a leading provider of integrated software-as-a-service (“SaaS”) solutions or services for service-based small- and medium-sized businesses (“service SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. Today, the Company serves more than 685,000 customers across three core verticals: Home Services; Health Services; and Fitness & Wellness Services. Within the core verticals, customers operate within numerous micro-verticals, ranging from home service professionals, such as construction contractors and home maintenance technicians, to physician practices and therapists in the Health Services industry, to personal trainers and salon owners in the Fitness & Wellness sectors. The platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly nuanced demands, as well as highly complementary solutions that complete end-to-end offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. The Company is headquartered in Denver, Colorado, and has operations across the United States, Canada, Jordan, United Kingdom, Australia and New Zealand.
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
In connection with the IPO, the Company’s outstanding convertible preferred stock converted into shares of common stock on a one-for-one basis (see Note 11). Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital. Immediately prior to the closing of the IPO, the Company filed an amended and restated certificate of incorporation on July 6, 2021 with the Secretary of State of the State of Delaware to authorize the issuance of up to 2,050,000,000 shares, par value $0.00001 per share, consisting of 2,000,000,000 shares of common stock and 50,000,000 shares of preferred stock.
Note 2. Summary of Significant Accounting Policies
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
Segment Information
The Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer (“CEO”), reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial

EverCommerce Inc.
Notes to Consolidated Financial Statements
performance. Accordingly, the Company has determined that it operates in a single reportable segment. Since the Company operates in one segment, all required financial segment information can be found in the financial statements. See Notes 4 and 18 for disaggregated information regarding the Company's revenues and long-lived assets by geography, respectively.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are subject to uncertainties due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and affect items such as valuing identified intangible assets and acquired goodwill and establishing estimated useful lives for intangible assets in connection with business combinations, performing impairment assessments of intangible assets and goodwill, determining the appropriate valuation allowance for deferred tax assets and value of any uncertain tax positions, recognizing stock-based compensation expense and estimating consideration subject to constraint on revenue recognition.
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, such as amortizing intangible assets, internally developed software and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. The Company did not identify any indicators of impairment for the years ended December 31, 2022, 2021 and 2020, other than the abandonment of certain features of its capitalized software as more fully described in Note 8.
Capitalized Software, net
In accordance with ASC Subtopic 350-40, Internal Use Software, the Company capitalizes certain costs related to software developed for internal use for which it has no plans to market externally. Internal use software includes the software used for the Company’s SaaS offerings. The Company expenses the costs of developing computer software until the software has reached the application development stage and capitalizes all costs incurred from that time until the software has been placed in service, at which time amortization of the capitalized costs begins. Determination of when the software has reached the application development stage is based upon completion of conceptual designs, evaluation of alternative designs and performance requirements. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to product development expense as incurred.
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
For the annual goodwill impairment assessment, the Company has the option of assessing qualitative factors to determine whether it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, or performing a quantitative test. Qualitative factors considered in the assessment include industry and market considerations, the competitive environment, overall financial performance, changing cost factors such as labor costs and other factors specific to a reporting unit such as change in management or key personnel. If the Company elects to perform the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is more than its related carrying amount, then goodwill is not considered impaired and the quantitative impairment test is not necessary. If the Company’s qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company will perform a quantitative test, which compares the estimated fair value of the reporting unit to its carrying amount. If the estimated fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired. However, if the estimated fair value of the reporting unit is lower than the carrying amount of the net assets assigned to the reporting unit, an impairment charge is recognized equal to the excess of the carrying amount over the estimated fair value. Besides goodwill, the Company has no other intangible assets with indefinite lives.
The Company performed annual qualitative goodwill impairment assessments in 2022, 2021 and 2020 and concluded that it was more likely than not that the fair value of the reporting units were more than their related carrying amounts and as such did not identify any goodwill impairment during the years ended December 31, 2022, 2021 and 2020.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Leases

The Company adopted ASU 2016-02, Leases (Topic 842) as of January 1, 2022 and recognized right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet representing the rights and obligations created by those leases and disclosed key information about leasing arrangements. Lease expense is recognized on a straight-line basis and recorded to general and administrative in the statement of operations and comprehensive loss.

The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. The Company also considers whether its service arrangements include the right to control the use of an asset. The Company used its incremental borrowing rate to determine the present value of lease payments, as the Company’s leases do not have a readily determinable implicit discount rate. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount in a similar economic environment. Judgement is applied in assessing factors such as Company-specific credit risk, lease term, nature and quality of the underlying collateral, currency, and economic environment in determining the incremental borrowing rate to apply to each lease.

The Company does not recognize ROU assets and lease liabilities for leases with a term of twelve months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives.

The Company’s leases may include a non-lease component representing additional services transferred to the Company, such as common area maintenance for real estate. The Company made an accounting policy election to not separate non-lease components from lease components for its real estate leases; rather the Company will account for each lease component and the non-lease components associated with that lease component as a single lease component. However, the non-lease components are usually variable in nature and recorded in variable lease expense in the period incurred.

Future lease payments may include fixed rent escalation clauses or payments that depend on an index (such as the consumer price index) measured using the index or applicable rate at lease commencement. Subsequent changes in index and other periodic market-rate adjustments to base rent are recorded in variable lease expense in the period incurred. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants or residual value guarantees.

The Company does not have any leases classified as finance leases.
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
Revenue Recognition
The Company recognizes revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). In accordance with ASC 606, the Company performs the following steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its contracts with customers: (i) identification of the contract with a customer; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as each performance obligation is satisfied. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract to determine if they are distinct and represent a performance obligation. The Company then allocates the transaction price to the respective performance obligations, and recognizes revenue when (or as) the performance obligations are satisfied. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services.
Revenue is generated from the following sources:
Subscription and Transaction Fees:
Subscription revenue primarily consists of the sale of SaaS offerings or the sale of software licenses. Through the SaaS offerings and related support services, customers are granted access to a hosted software application over the contract period without a contractual right to possession of the software. Alternatively, through the sale of software licenses the customer is provided with a right to use software that provides functionality to the customer on a stand-alone basis, and related support services, which include telephone/technical support, when-and-if available software updates and, in certain instances, hosting services. The software licenses are both perpetual and term. Under term license arrangements, the customer is provided the right to use the software for a defined period ranging from one month to five years. Under perpetual license arrangements, the customer is provided the right to use the software for an indefinite period. Subscription revenue related contracts can be both short and long-term, with stated contract terms that range from one month to five years. Contracts may contain termination for convenience provisions that allow the Company, customer or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a penalty. The contract term for accounting purposes is determined to be the period in which parties to the contract have present enforceable rights and obligations, therefore the contract term under ASC 606 may be shorter than the stated term.
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
fixed price and may be invoiced on a monthly, quarterly or annual basis, with standard payment terms ranging from 30 to 60 days. The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records deferred revenue on the consolidated balance sheets when revenues are recognized subsequent to cash collection from the customer.
•License and related support services: License revenue is generated from the sale of on-premise perpetual or term licenses, which are primarily business management related software applications. The majority of the Company’s license arrangements include license support contracts. Revenues from the sale of distinct on-premise licenses are generally recognized at the point in time when the software is made available to the customer to download or use. Revenues from the sale of license related support services, which primarily relate to providing telephone and technical support, unspecified software product upgrades and maintenance releases and patches during the term of the support period, are generally recognized ratably over the contractual period that the services are delivered. Within these arrangements, the Company is obligated to make the support services available continuously throughout the contract and the customer simultaneously receives and consumes the benefit of making these services available throughout the contract period. Contracts are generally fixed price and may be invoiced on a monthly, quarterly or annual basis, with standard payment terms ranging from 30 to 60 days. The timing of revenue recognition may differ from the timing of invoicing customers due to the existence of these invoicing practices as well as the requirement to recognize revenue on a relative stand-alone selling price basis. The Company records a contract asset on the consolidated balance sheets when revenue is recognized prior to invoicing and the right to payment is not solely subject to the passage of time. The Company records an unbilled receivable on the consolidated balance sheets when revenue is recognized prior to invoicing and the right to payment is solely subject to the passage of time. The Company recognizes deferred revenue on the consolidated balance sheets when revenues are recognized subsequent to cash collection from the customer.
Transaction fees relate to payment processing and group purchasing program administration services. Payment processing services enable customers to accept payments via credit card, electronic check and other similar methods through facilitation of payment information within the cloud-based applications. Group purchasing program administration services relate to facilitation of group purchasing programs for members through which the Company aggregates member purchasing power to negotiate pricing discounts with suppliers. The Company has determined that the nature of the payment processing and administration services is a stand-ready obligation whereby the Company stands ready to either arrange for the processing of transactions or stands ready to provide members with access to the group purchasing program on a continuous basis throughout the contract term.
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
•Purchasing program administration services: The Company receives rebates from contracted suppliers in exchange for program administration services. Rebates earned are based on a defined percentage of the purchase price of goods and services sold to members under the contract the Company has negotiated with its suppliers. The amount of revenue recognized from these administration services is greater than the consideration received from customers given payment for these services are received in arrears, typically

EverCommerce Inc.
Notes to Consolidated Financial Statements
within a quarter from when the underlying services were provided. The Company recognizes a contract asset on the consolidated balance sheets until payment has been received. Administration services contracts with customers are generally for an annual or monthly term and renew automatically upon lapse of the current term.
Marketing Technology Solutions:
Marketing technology solutions consist of digital advertising management and consumer connection services. These advertising management services include content creation, search engine optimization and paid media management services. The nature of the performance obligation within advertising management contracts is to stand-ready and provide management services on a continuous basis over the contract term. As a result, revenue associated with advertising management services is recognized on a ratable basis over the service period as the customer simultaneously receives and consumes the benefits of the management services evenly throughout the contract period. The Company typically earns a fixed recurring fee in exchange for advertising management services; however, in certain instances, the transaction consideration to which the Company is entitled may be variable. The Company applies the variable consideration allocation exception to these arrangements. Advertising management services are typically invoiced on a monthly basis either in arrears or in advance. Certain arrangements may be invoiced on a quarterly or annual basis. Within such arrangements, the Company either recognizes deferred revenue or a customer deposit on the consolidated balance sheets depending on whether the amounts invoiced in advance of revenue being recognized are classified as non-refundable or refundable.
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
Variable Consideration:
Revenue is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue will not occur when the uncertainty is resolved.
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
Advertising
The Company expenses the costs of advertising as incurred. Advertising costs are incurred primarily for internet-based advertising. Included in sales and marketing expenses on the consolidated statements of operations and comprehensive loss are charges for advertising of $21.4 million, $19.3 million and $8.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Stock-based Compensation
The Company follows ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), with respect to stock-based compensation. Stock-based compensation, including grants of stock options and restricted stock units, are valued at fair value on the date of grant and are generally expensed on a straight-line basis over the applicable service period.
The Company uses the Black-Scholes option-pricing model and a binomial lattice model to estimate the fair value of options granted with time-based vesting and market-based vesting terms, respectively. The following inputs to the Black-Scholes option-pricing model are considered in estimating the fair value: the fair value of the common stock, expected volatility, expected term, risk-free interest rate and expected dividends. The Company does not have a sufficient third-party history of market prices of its common stock, and as such volatility is estimated, using historical volatilities of comparable public entities for the valuation of its stock options. At the point when the Company has sufficient and meaningful trading history of its stock, as is the case for the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”) (refer to Note 12), it will calculate volatility based on its own trading history. The expected term represents the estimated average period of time that the option will remain outstanding. Since the Company does not have sufficient historical data for the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term. Once the Company has sufficient historical data for the exercise of its options it will use Company-specific data. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on history and the expectation of paying no dividends.
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the financial statements, is based on awards that are ultimately expected to vest.

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
Net Loss per Share Attributable to Common Stockholders
The Company computes net loss per share attributable to its common stockholders using the two-class method required for participating securities, which determines net loss per common share and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends, but did not contractually require the holders of such shares to participate in the Company’s losses. As such, net losses for the periods presented were not allocated to these securities. In connection with the IPO, all of the Company’s then outstanding convertible preferred stock converted into shares of common stock on a one-for-one basis. Diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Foreign Currency Translation
The financial results of certain of the Company’s foreign subsidiaries are translated into U.S. dollars upon consolidation. Assets and liabilities of foreign subsidiaries that operate primarily in a functional currency other than the U.S. dollar are translated using the current exchange rate in effect at the consolidated balance sheet date (the Spot Rate). Revenues and expenses are translated using the average exchange rate in effect during the period in which they are recognized. The gains and losses from foreign currency translation of these subsidiaries’ financial statements are recorded directly as a separate component of stockholders’ deficit and represent the majority of the balance within accumulated other comprehensive income on the consolidated balance sheets. The functional currencies of the Company’s significant foreign operations include the Canadian dollar, Great British Pound, Australian dollar and New Zealand dollar.
For the Company’s foreign subsidiaries that operate primarily in the U.S. dollar, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at the Spot Rate in effect at the consolidated balance sheet date. Non-monetary assets and liabilities are remeasured using historical exchange rates. Income and expense

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
Recently Issued Accounting Pronouncements
Accounting pronouncements issued and adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ Topic 842”) to improve financial reporting about leasing transactions. This ASU amends and supersedes existing lease accounting guidance and is intended to increase transparency and comparability among organizations by recognizing right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet representing the rights and obligations created by those leases, and requiring disclosure of key information about leasing arrangements.

The Company adopted the new lease standard as of January 1, 2022 using the optional transition method to the modified retrospective approach which eliminates the requirement to restate the prior period financial statements. Under this transition provision, results for annual reporting periods beginning on January 1, 2022 are presented under Topic 842, while prior period amounts continue to be reported and disclosed in accordance with the Company’s legacy guidance under ASC Topic 840, Leases.

A number of practical expedients and policy elections are available under the new guidance. The Company elected the "package of practical expedients" permitted under the transition guidance, which among other things, did not require reassessment of whether contracts entered into prior to January 1, 2022 are or contain leases, and has carried forward its initial determination of the historical lease classification for existing leases. The Company has not elected to adopt the “hindsight” practical expedient, and therefore will measure the ROU asset and lease liability using the remaining portion of the lease term at adoption on January 1, 2022.

Adoption of Topic 842 resulted in the recording of ROU assets and lease liabilities related to the Company’s operating leases of approximately $28.3 million and $34.8 million, respectively, on January 1, 2022. In addition, upon transition, we eliminated deferred rent liabilities of $7.5 million, prepaid rent of $0.4 million and other non-current assets of $0.6 million. The adoption of the new lease standard did not materially impact our consolidated statement of operations and comprehensive loss or consolidated statement of cash flows and did not result in a cumulative-effect adjustment to the opening balance of retained earnings.
Accounting pronouncements not yet adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company’s accounts receivable and contract assets. This updated standard will be effective for annual reporting periods beginning after December 15, 2022. The Company has completed evaluating the impact the adoption of this standard will have on its financial statements and has concluded the impact will not be material to the consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 606) (“ASU 2021-08”), which amends the guidance in ASC 805 to require that an

EverCommerce Inc.
Notes to Consolidated Financial Statements
acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The FASB’s objective in issuing the ASU is to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity and inconsistency related to both the recognition of an acquired contract liability and payments terms’ effects on subsequent revenue recognized by the acquirer. This updated standard is effective for annual reporting periods beginning after December 15, 2022. The impact of adoption is unknown as it will be based on any potential acquisitions consummated in the year of adoption.
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
2020 Acquisitions
During 2020, the Company completed nine business acquisitions in conjunction with the execution of its long-term plans and objectives in building a service commerce platform supporting the success of SMBs. All of the acquisitions qualified as business combinations under ASC 805. Accordingly, the Company recorded all assets acquired and liabilities assumed at their acquisition date fair values, with any excess consideration recognized as goodwill. Goodwill primarily represents the value associated with the assembled workforce, and expected synergies subsumed into goodwill.
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
Under the terms of the purchase agreement, the Company was required to pay the seller an earnout based on achieving $6.6 million and $5.0 million of total revenue during calendar years ended 2021 and 2020, respectively. The earnout amount would have been $2.0 million per year, if the target was met; no consideration would have been paid if the target was not met. At the acquisition date, the Company determined the fair value of the earnout to be $2.5 million and included the amount in the total consideration above. The 2020 earnout target was met and the earnout of $2.0 million was paid in 2021. At December 31, 2021, the Company concluded that the 2021 earnout target was not met and released the remaining liability with a corresponding gain of $0.5 million recorded in general and administrative on the consolidated statements of operations and comprehensive loss.
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
Under the terms of the purchase agreement, the Company was required to pay the seller an earnout based on achieving $4.6 million of total revenue during calendar year end 2021. The earnout amount would have been $1.0 million, if the target was met; no consideration would have been paid if the target was not met. At the acquisition date, the Company determined the fair value of the earnout to be $1.0 million and included the amount in the total consideration above. At December 31, 2021, the Company concluded that the earnout target was not met and released the remaining liability with a corresponding gain of $1.0 million recorded in general and administrative on the consolidated statements of operations and comprehensive loss.
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
Pro Forma Results of Acquisitions (unaudited)
The following table presents unaudited pro forma consolidated results of operations for the years ended December 31, 2021 and 2020 as if the aforementioned 2021 and 2020 acquisitions had occurred as of January 1, 2020. The pro forma information includes the business combination accounting effects resulting from these acquisitions, including interest expense of $17.1 million and $48.3 million for the years ended December 31, 2021 and 2020, respectively, to account for funds borrowed earlier, issuance of our common shares at earlier dates which impacts the calculation of basic and diluted net loss per share, removal of transaction costs of $8.4 million and $15.6 million for the years ended December 31, 2021 and 2020, respectively, and additional amortization of $9.6 million and $24.1 million for the years ended December 31, 2021 and 2020, respectively, resulting from the amortization of intangible assets beginning as of January 1, 2020. We prepared the pro forma financial information for the combined entities for comparative purposes only, and the information is not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the periods presented, nor is the information intended to represent or be indicative of future results of operations.

	Year ended December 31,
	2021 Pro Forma	2020 Pro Forma
	(unaudited)
	(in thousands, except per share amounts)

Total revenue	$536,936	$442,095
Net loss	$(104,218)	$(138,275)
Adjustments to net loss (see Note 13)	(15,105)	(67,811)
Net loss attributable to common stockholders	$(119,323)	$(206,086)

Basic and diluted net loss per share attributable to common stockholders	$(1.01)	$(4.94)

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 4. Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Year ended December 31,
	2022	2021	2020
	(in thousands)

By pattern of recognition (timing of transfer of services):
Point in time	$56,056	$49,338	$45,589
Over time	564,690	440,801	291,936
Total	$620,746	$490,139	$337,525
By Geographical Market:
United States	$567,041	$447,232	$310,472
International	53,705	42,907	27,053
Total	$620,746	$490,139	$337,525
Contract Balances
Supplemental balance sheet information related to contracts from customers is as follows:

	December 31,
	2022	2021
	(in thousands)

Accounts receivables	$48,032	$40,514
Contract assets	$12,971	$11,039
Deferred revenue	$22,885	$22,992
Customer deposits	$11,360	$9,828
Long-term deferred revenue	$2,496	$2,803
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
Contract liabilities: Contract liabilities represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Short-term contract liabilities are included within deferred revenue on the consolidated balance sheets. Long-term contract liabilities are included within other non-current liabilities on the consolidated balance sheets. Revenue recognized from the

EverCommerce Inc.
Notes to Consolidated Financial Statements
contract liability balance at December 31, 2021 was $23.0 million for the year ended December 31, 2022. Revenue recognized from the contract liability balance at December 31, 2020 was $13.6 million for the year ended December 31, 2021.
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
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Variable consideration accounted for under the variable consideration allocation exception associated with unsatisfied performance obligations or an unsatisfied promise that forms part of a single performance obligation under application of the series guidance have been excluded. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription and marketing technology solutions revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of December 31, 2022 was $22.8 million. The Company expects to recognize approximately 59% of its remaining performance obligations as revenue within the next year, 28% of its remaining performance obligations as revenue the subsequent year, 9% of its remaining performance obligations as revenue in the third year, and the remainder during the two-year period thereafter.
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
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s consolidated balance sheets. The costs to obtain contracts are amortized over five years, which corresponds with the useful life of the related capitalized software. Short-term assets were $6.6 million and $4.8 million at December 31, 2022 and 2021, respectively, and long-term assets were $15.1 million and $11.9 million at December 31, 2022 and 2021, respectively. The Company recorded $4.3 million, $2.9 million and $2.0 million of amortization expense related to assets for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in sales and marketing expense on the consolidated statements of operations and comprehensive loss, as well as $1.7 million, $1.0 million and $0.3 million, respectively, which is included in cost of revenues expense on the consolidated statements of operations and comprehensive loss.
The Company has concluded that there are no other material costs incurred in fulfillment of customer contracts, that are not accounted for under other GAAP, which meet the capitalization criteria under ASC 606 and ASC Topic 340-40, Accounting for Other Assets and Deferred Costs (“ASC 350-40”).

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 5. Goodwill
Goodwill consisted of the following as of December 31, 2022 and 2021 (in thousands):

Balance, January 1, 2021	$668,151
Additions	255,723
Measurement period adjustments (1)	293
Effect of foreign currency exchange rate changes	(2,751)
Balance, December 31, 2021	921,416
Measurement period adjustments (1)	(573)
Effect of foreign currency exchange rate changes	(6,761)
Balance, December 31, 2022	$914,082
(1)The $0.6 million and $0.3 million of measurement period adjustments relate to acquisitions consummated during the years ended December 31, 2021 and 2020, respectively.
Note 6. Intangible Assets
Intangible assets consisted of the following:

	December 31, 2022
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$605,753	$265,342	$340,411
Developed content and technology	2-12 years	105,766	59,208	46,558
Trademarks and trade names	3-10 years	38,131	19,725	18,406
Non-compete agreements	2-5 years	2,402	2,057	345
Total		$752,052	$346,332	$405,720

	December 31, 2021
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$607,625	$187,556	$420,069
Developed content and technology	2-12 years	106,162	42,215	63,947
Trademarks and trade names	3-10 years	38,218	14,540	23,678
Non-compete agreements	2-5 years	2,409	1,568	841
Total		$754,414	$245,879	$508,535
Amortization expense was $101.0 million, $93.4 million and $70.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The weighted average remaining useful life of intangible assets acquired is 9.6 years, 10.5 years and 11.4 years for the years ended December 31, 2022, 2021 and 2020, respectively.

EverCommerce Inc.
Notes to Consolidated Financial Statements
In determining the useful life for each category of intangible asset, the Company considered the following: the expected use of the intangible, the longevity of the brand and considerations for obsolescence, demand, competition and other economic factors.
Amortization expense for the Company’s intangible assets are as follows (in thousands):

Year ended December 31,
2023	$90,440
2024	74,298
2025	62,370
2026	48,652
2027	37,480
Thereafter	92,480
Total amortization expense for the Company’s intangible assets	$405,720
Note 7. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2022	2021
	(in thousands)

Computer equipment and software	$9,327	$8,191
Furniture and fixtures	3,570	3,667
Leasehold improvements	11,941	12,032
Total property and equipment	24,838	23,890
Less accumulated depreciation	(12,908)	(10,381)
Property and equipment, net	$11,930	$13,509
Depreciation expense was $4.1 million for each of the years ended December 31, 2022 and 2021 and $4.0 million for the year ended December 31, 2020.
Note 8. Capitalized Software
Capitalized software consisted of the following:

	December 31,
	2022	2021
	(in thousands)

Capitalized software	$45,872	$31,960
Less accumulated amortization	(13,318)	(7,960)
Capitalized software, net	$32,554	$24,000
Amortization expense was $5.7 million, $3.7 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the ordinary course of business, the Company may determine that certain capitalized features of its software will no longer be used either internally or to deliver value to its customers. During the years ended December 31, 2022, 2021 and 2020 the Company recorded a charge to general and administrative expense on

EverCommerce Inc.
Notes to Consolidated Financial Statements
the accompanying consolidated statements of operations and comprehensive loss for $1.2 million, $0.7 million and nil, respectively, related to capitalized features no longer expected to be used.
Note 9. Leases

The Company leases real estate from unrelated parties under operating lease agreements that have initial terms ranging from one to 11 years. Some leases include one or more options to renew, generally at our sole discretion, of five additional years each.

The components of lease expense are as follows:

Year ended December 31, 2022
(in thousands)

Operating lease cost	$7,859
Variable lease cost	1,495
Short-term lease cost	340
Total lease cost	$9,694

Included in the consolidated statements of operations and comprehensive loss is total rent expense of $9.7 million and $8.9 million for the years ended December 31, 2021 and 2020, respectively.

Supplemental cash flow information related to leases is as follows:

Year ended December 31, 2022
(in thousands)

Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$8,010

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$772

Supplemental balance sheet information, included in other non-current assets, accrued expenses and other and other non-current liabilities on the consolidated balance sheet, related to leases is as follows:

Year ended December 31, 2022
(in thousands)

Operating lease right-of-use assets	$21,756

Current operating lease liabilities	5,239
Long-term operating lease liabilities	22,500
Total operating lease liabilities	$27,739

At December 31, 2022, the weighted average remaining lease term for operating leases was 6.34 years and the weighted average discount rate was 4.8%.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of December 31, 2022 is as follows (in thousands):

Year ended December 31,
2023	$6,778
2024	4,879
2025	4,438
2026	4,286
2027	3,953
Thereafter	8,555
Total lease payments	32,889
Less: imputed interest	5,150
Total present value of lease liabilities	$27,739

A summary of the future minimum lease commitments for all non-cancelable operating lease agreements were as follows as of December 31, 2021 (in thousands):

Year ended December 31,
2022	$8,054
2023	6,526
2024	4,941
2025	4,705
2026	4,558
Thereafter	12,692
Total future minimum payments due	$41,476

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 10. Long-term debt
Long-term debt consisted of the following:

	December 31,
	2022	2021
	(in thousands)

Term notes with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate, plus an applicable margin of 3.25% (7.32% at December 31, 2022) plus quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2028	$543,125	$548,625
Revolver with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate, plus an applicable margin of 3.25% (7.63% at December 31, 2022), and outstanding balance due July 2026	—	—
Subordinated unsecured promissory note related to acquisition of Service Nation, Inc., interest paid-in-kind, interest rate at 8.5% with balloon payment due September 2022	—	2,866
Subordinated unsecured promissory note related to acquisition of Technique Fitness, Inc. D/B/A Club OS, interest paid-in-kind, interest rate at 7% with balloon payment due December 2022	—	2,655
Principal debt	543,125	554,146

Deferred financing costs on long-term debt	(4,900)	(5,826)
Discount on long-term debt	(1,779)	(2,193)
Total debt	536,446	546,127

Less current maturities	5,500	10,943
Long-term portion	$530,946	$535,184

In connection with the IPO on July 6, 2021, the Company entered into a credit facility (“Credit Agreement”) that includes term loans in an aggregate principal amount of $350.0 million (“Initial Term Loans”), a revolver with a capacity of $190.0 million (“Revolver”) and a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. The Initial Term Loans were used to retire the Company’s debt arrangements that were outstanding prior to the IPO. A loss on debt extinguishment related to the refinancing of the Company’s debt arrangements was recorded during the year ended December 31, 2021 totaling $28.7 million.

As of December 31, 2021, the Company also had outstanding subordinated promissory notes (“Legacy Subordinated Notes”) that included paid-in-kind interest. The remaining Legacy Subordinated Notes outstanding principal and paid-in-kind interest were fully repaid during the year ended December 31, 2022.

As of November 2021, the Company had $35.0 million outstanding under the Revolver, and borrowed the remaining capacity of the Revolver to fund the acquisition of DrChrono. Subsequently in the same month, the Company received additional term loans in an aggregate principal amount of $200.0 million (“Additional Term Loans” and together with the Initial Term Loans, the “Term Loans”), the proceeds of which were used to repay the outstanding principal balance of the Revolver of $190.0 million and for general corporate purposes. The Initial Term Loans, Revolver and Additional Term Loans are collectively referred to herein as the (“Credit Facilities”).

The Term Loans have a term of seven years, and quarterly payments of principal of $1.4 million and interest in arrears. The Revolver has a term of five years. Borrowings under the Credit Facilities will be available as alternate base rate (“ABR”) or Eurocurrency borrowings. ABR borrowings under the Credit Facilities accrue interest at an alternate base rate plus an applicable rate, and Eurocurrency borrowings accrue interest at an adjusted LIBOR rate plus an applicable rate. The ABR rate represents the greater of the prime rate, Federal Reserve Bank of New York rate plus one half of 1%, and an adjusted LIBOR rate for a one month interest period plus 1%. At the time of

EverCommerce Inc.
Notes to Consolidated Financial Statements
origination, the applicable rate for the Term Loans and the Revolver was 3% for Eurocurrency borrowings and 2% for ABR borrowings, in each case subject to change based on the Company’s first lien net leverage ratio, as defined in the Credit Facilities.

The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of December 31, 2022, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. If no such trading prices are available, the Company determines the fair value of long-term debt using discounted cash flows, applying current interest rates and current credit spreads, based on its own credit risk. The fair value amounts were approximately $531.6 million and $552.8 million as of December 31, 2022 and December 31, 2021, respectively.

Effective October 31, 2022, the Company entered into an interest rate swap agreement in connection with the Company’s Credit Facilities for a notional amount of $200.0 million to convert a portion of the Term Loans from a floating rate to a fixed rate (the “Swap Agreement”). The Swap Agreement has a term of 5 years with a fixed rate in the agreement of 4.2295%. As of December 31, 2022 the floating rate of the Term Loans was 4.07% and the effective interest rate was 7.32% including an applicable fixed margin of 3.25%.

The Swap Agreement is accounted for as a derivative whereby the fair value of the contract is reported in other non-current assets or other non-current liabilities on the consolidated balance sheet, and gains and losses resulting from changes in the fair value are reported in interest and other expense, net, in the statement of operations and comprehensive loss. As of December 31, 2022 the fair value of the Swap Agreement was a liability of $2.9 million and reported in other non-current liabilities on the consolidated balance sheet.

The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and are secured by substantially all assets of the Company. As of December 31, 2022, the Company was in compliance with all of its covenants. Aggregate maturities of the Company’s debt are as follows (in thousands):

Year ended December 31,
2023	$5,500
2024	5,500
2025	5,500
2026	5,500
2027	5,500
Thereafter	515,625
Total aggregate maturities of the Company’s debt	$543,125
Note 11. Equity

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

In accordance with ASC 480, Distinguishing Liabilities from Equity, if the carrying value of redeemable preferred stock is less than its redemption value, redeemable preferred stock shall be accreted to its redemption value if it is probable it will become redeemable. Prior to March 15, 2021, the Company concluded it was probable that the Series B would become redeemable due to the passage of time. However, after that date the Company concluded that it was no longer probable that the Series B would become redeemable due to the increased likelihood of a

EverCommerce Inc.
Notes to Consolidated Financial Statements
successful IPO prior to February 23, 2025. The Company’s Series B accruing dividends comprised a component of the redemption value of such stock. The Company recorded the accretion of Series B through March 15, 2021, by increasing its carrying value and recording a corresponding reduction of additional paid-in capital in the amount of $15.1 million and $67.8 million for the years ended December 31, 2021 and 2020, respectively.

Immediately prior to the closing of the IPO on July 6, 2021, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to authorize the issuance of up to 2,050,000,000 shares, par value $0.00001 per share, consisting of 2,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. In connection with the IPO, all of the Company’s then outstanding convertible preferred stock converted into shares of common stock on a one-for-one basis. Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital.

On June 14, 2022, our Board of Directors approved a stock repurchase program (the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, our Board of Directors approved an expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock ($100.0 million total) and an extension to the expiration of the Repurchase Program through December 31, 2023. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. This program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board of Directors. The Company expects to fund repurchases with existing cash on hand.

The Company repurchased and retired 4,951,966 shares of common stock for $43.0 million, including transaction fees, during the year ended December 31, 2022.
Note 12. Stock-Based Compensation
In 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the granting of stock-based awards, including stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards. The 2016 Plan allowed for the granting of stock-based awards through January 17, 2027.
In connection with the IPO, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO and, following the effectiveness of which, the Company can no longer make awards under the 2016 Plan. The 2021 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2021 Plan was 22,000,000 shares, inclusive of available shares previously reserved for issuance under the 2016 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 3% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 22,000,000 shares may be issued upon the exercise of incentive stock options. Based on the Company’s outstanding shares of common stock as of December 31, 2021, on January 1, 2022 the number of shares reserved for issuance under the 2021 Plan increased by 5.9 million.
Stock options
During the years ended December 31, 2022, 2021 and 2020, the Company granted time-based and performance-based stock options to employees and directors. Time-based options granted under the 2016 Plan vest 25% after one year, and then monthly over the next three years whereas time-based options granted under the 2021 Plan vest 25% after one year and then quarterly over the next three years. Time-based options granted under both the 2016 Plan and the 2021 Plan expire 10 years from date of grant and carry an exercise price equal to the fair market value at the date

EverCommerce Inc.
Notes to Consolidated Financial Statements
of grant as determined by the Company’s board of directors for options granted under the 2016 Plan and an exercise price equal to the closing price of the Company’s stock at the date of grant for options granted under the 2021 Plan.
The overwhelming majority of performance-based options were granted prior to the IPO and had vesting conditions as follows: 50% of a holder’s award would have vested upon a change in control or an initial public offering if the per share cash price received in connection with such change in control or the per share offering price in such initial public offering was at least $27.41, and the other 50% of the holder’s award would have vested upon a change in control or an initial public offering if the per share cash price received in connection with such change in control or the per share offering price in such initial public offering was at least $36.54. The performance-based options generally carried an exercise price equal to the fair market value at the date of grant as determined by the board of directors and expired 10 years from date of grant. In connection with the IPO, the Company modified the performance-based stock options to be market condition-based options such that 50% of a holder’s award will vest if the market price for the Company’s stock reaches and maintains a volume weighted average stock price of $27.41, and the other 50% of the holder’s award will vest if the market price for the Company’s stock reaches and maintains a volume weighted average stock price of $36.54. Each tranche of options is eligible to vest if the applicable volume weighted average stock price goal is achieved during the first measurement period of January through March of 2023, and if such goal(s) are not achieved during such period, then the tranche(s) of options are again eligible to vest during a second measurement period of April through June 2023. To date, $14.9 million of stock-based compensation expense has been recognized related to the market condition-based options.
The relevant data used to determine the value of the stock options is as follows:

	December 31,
	2022	2021	2020

Weighted-average risk-free interest rate	1.82%	0.97%	1.65%
Expected term in years	6.1	6.1	6.1
Weighted-average expected volatility	50%	48%	43%
Expected dividends	0%	0%	0%
A summary of stock option activity for the year ended December 31, 2022 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(in thousands except for exercise price and term in years)

Outstanding balance at January 1, 2022	16,444	$9.77	8.00	$101,003
Granted	1,713	11.67
Exercised	(351)	5.19
Forfeited	(869)	13.80
Outstanding balance at December 31, 2022	16,937	$9.86	7.25	$3,870

Exercisable at December 31, 2022	8,802	$9.03	6.83	$3,839

The weighted-average grant date fair value of time-based stock options granted was $5.76, $8.30 and $1.27 for the years ended December 31, 2022, 2021 and 2020, respectively. The weighted-average modification date fair value of the market condition-based options modified in 2021 was $6.85. The weighted-average grant date fair value of the performance-based options granted in 2020 was $1.29. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $2.3 million, $2.1 million and $0.1 million, respectively. Compensation expense of $19.3 million, $11.1 million and $3.1 million was recognized in stock-based

EverCommerce Inc.
Notes to Consolidated Financial Statements
compensation for the years ended December 31, 2022, 2021 and 2020, respectively. The unrecognized compensation expense associated with outstanding time-based stock options at December 31, 2022 was $20.8 million, which is expected to be recognized over a weighted average period of 3.6 years. The unrecognized compensation expense associated with outstanding market condition-based stock options at December 31, 2022 was $2.5 million, which is expected to be recognized on a straight-line basis over the next 3 months.
Restricted Stock Awards
During 2017, the Company granted 3.9 million time vesting restricted stock awards (“RSAs”). The awards vested over a four-year period starting on October 17, 2016. On the grant date, the awards were valued at $0.75 per award, totaling $2.9 million. The Company recorded compensation expense for these awards on a straight-line basis over the vesting period, which approximated the service period.
The Company also granted 1.6 million shares of funding RSAs during the year ended December 31, 2018. The funding awards only vested in the instances in which the majority owners or the Company purchased preferred stock. The shares vested in an amount equal to a percentage of the number of preferred shares purchased by majority owners of the Company.
On August 23, 2019 and September 4, 2020, all unvested funding RSAs were modified such that the awards vested upon an investment by either of the equity sponsors and the percentage of awards that vested upon such investment was also modified. These modifications did not result in additional compensation expense at the date of each modification; however, future compensation expense for these awards was recognized based on the fair value of the award at the modification date. The compensation expense associated with the unvested funding awards was recorded on the vesting date. Unvested funding RSAs terminated upon the earlier of an IPO or a sale of the Company, as defined in the respective recipients’ Amended and Restated Restricted Stock Award Agreements dated May 7, 2021. On May 7, 2021 and May 20, 2021, the Company issued 7.6 million shares of Series C for $105.8 million and 0.3 million shares of Series C for $4.2 million, respectively, to fund an acquisition. In connection with these contributions, the funding RSAs were modified, and 0.6 million and 18 thousand, respectively, of funding RSAs vested at $17.00 per share.
Compensation expense of nil, $9.7 million and $7.0 million related to funding RSAs was recognized in general and administrative in the statement of operations and comprehensive loss for the years ended December 31, 2022, 2021 and 2020, respectively. In connection with the IPO, all remaining unvested funding awards were cancelled.
Restricted Stock Units
During the year ended December 31, 2022 and 2021, the Company issued time vesting restricted stock units (“RSUs”). The awards vest over a four-year period starting on the date of grant, with 25% of the awards vesting on the one-year anniversary, and then in equal quarterly installments for the subsequent three years. The Company records compensation expense for these awards on a straight-line basis, which approximates the service period. Compensation expense of $6.0 million and $1.2 million related to these awards was recognized in the statement of operations and comprehensive loss for the years ended December 31, 2022 and 2021, respectively. The unrecognized compensation expense associated with the RSUs at December 31, 2022 was $20.2 million, which is expected to be recognized over a weighted average period of 3.01 years.

EverCommerce Inc.
Notes to Consolidated Financial Statements
The summary of time vesting restricted stock units activity for the year ended December 31, 2022 is as follows:

	Units	Weighted-Average Grant Date Fair Value
	(in thousands except for fair value)

Unvested, restricted stock units at January 1, 2022	541	$17.00
Granted	1,931	11.44
Vested	(162)	17.00
Forfeited	(288)	12.89
Unvested, restricted stock units at December 31, 2022	2,022	$12.27
2021 Employee Stock Purchase Plan
In connection with the IPO, the Company’s board of directors adopted the 2021 Employee Stock Purchase Plan. The ESPP is designed to allow eligible employees to purchase shares of our common stock, at periodic intervals, with their accumulated payroll deductions. The ESPP consists of two components: a Section 423 component, which is intended to qualify under Section 423 of the Internal Revenue Code (the “Code”) and a non-Section 423 component, which need not qualify under Section 423 of the Code. The aggregate number of shares of common stock that were initially reserved for issuance under the ESPP is equal to the sum of (i) 4,500,000 shares and (ii) an annual increase on the first day of each calendar year beginning in 2022 and ending in and including 2031 equal to the lesser of (A) one percent (1%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by our board of directors; provided that in no event will more than 60,000,000 shares of our common stock be available for issuance under the Section 423 component of the ESPP. Compensation expense of $1.5 million and $0.1 million related to the ESPP was recognized in the statement of operations and comprehensive loss for the years ended December 31, 2022 and 2021, respectively.
Stock-based Compensation Expense
Stock-based compensation expense was classified in the accompanying consolidated statements of operations and comprehensive loss as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)

Cost of revenues	$373	$39	$—
Sales and marketing	1,503	506	—
Product development	1,854	551	—
General and administrative	23,088	20,999	10,721
Total stock-based compensation expense	$26,818	$22,095	$10,721

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 13. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Year ended December 31,
	2022	2021	2020
	(in thousands except share and per share amounts)

Numerator:
Net loss	$(59,816)	$(81,966)	$(59,954)
Accretion of Series B to redemption value	—	(15,105)	(67,811)
Numerator for basic and diluted EPS – net loss attributable to common stockholders	$(59,816)	$(97,071)	$(127,765)

Denominator:
Denominator for basic and diluted EPS – Weighted-average shares of common stock outstanding used in computing net loss per share	194,624,968	117,795,280	41,696,800

Basic and diluted net loss per share attributable to common stockholders	$(0.31)	$(0.82)	$(3.06)
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect:

	December 31,
	2022	2021	2020

Outstanding options to purchase common stock and unvested RSUs	18,959,163	16,984,483	16,268,357
Outstanding convertible preferred stock (Series A and B)	—	—	117,183,540
Total anti-dilutive outstanding potential common stock	18,959,163	16,984,483	133,451,897
Note 14. Fair Value of Financial Instruments
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
•Level 3: Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The carrying value of cash and cash equivalents, accounts receivable, contract assets and accounts payable approximate their fair value because of the short-term nature of these instruments.
There were no transfers between fair value measurement levels during the years ended December 31, 2022 and 2021.
The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$6,568	$—	$—	$6,568	Cash equivalents
Liability:
Interest swap rate	$—	$2,893	$—	$2,893	Other non-current liabilities

	December 31, 2021				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$14,855	$—	$—	$14,855	Cash equivalents
Liability:
Contingent consideration	$—	$—	$675	$675	Other current liabilities
The following is a reconciliation of the opening and closing balance for contingent consideration measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2022 (in thousands):

Opening balance	$675
Fair value adjustments	(18)
Amounts settled through payment	(657)
Ending balance	$—
Note 15. Retirement Plan
Effective January 1, 2009, EverCommerce Inc. adopted a defined contribution savings plan under section 401(k) of the Internal Revenue Code (the 401(k)). The 401(k) covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company may make discretionary and/or matching contributions to the 401(k). The Company began making discretionary employer contributions effective January 1, 2020 equal to 25% of employee contributions up to 8% and increased this contribution to 100% of employee contributions up to 4% effective January 1, 2022 and contributed $4.8 million, $1.5 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 16. Income Taxes
The components of our net loss before income tax benefit are as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)

United States	$(59,134)	$(81,801)	$(55,664)
International	(5,362)	(10,216)	(7,920)
Net loss before income tax benefit	$(64,496)	$(92,017)	$(63,584)
As of December 31, 2022, a portion of our undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes have been recorded. As of December 31, 2022, there was no material unrecognized deferred tax liability related to countries where we are indefinitely reinvested. The remaining undistributed earnings from non-U.S. subsidiaries are not permanently reinvested, however, due to a combination of anticipated tax treatment and losses, no material deferred tax liability exists.
The components of the provision for income taxes consists of the following:

	Year ended December 31,
	2022	2021	2020
	(in thousands)

Current:
State	$1,539	$801	$369
Foreign	1,258	1,174	315
Total current	2,797	1,975	684
Deferred:
Federal	(9,034)	(12,747)	(8,993)
State	(2,743)	(2,263)	(2,104)
Foreign	(11,235)	(3,436)	(1,878)
Change in valuation allowance - United States	12,257	6,342	8,392
Change in valuation allowance - Foreign	3,278	78	269
Total deferred	(7,477)	(12,026)	(4,314)
Income tax benefit	$(4,680)	$(10,051)	$(3,630)

EverCommerce Inc.
Notes to Consolidated Financial Statements
The Company’s deferred tax assets and liabilities, included in other non-current liabilities on the consolidated balance sheets, related to temporary differences and operating loss carryforwards were as follows:

	December 31,
	2022	2021
	(in thousands)

Deferred tax assets:
Net operating losses	$44,545	$50,059
163(j) interest limitation	23,363	19,698
Reserves and accrued expenses	7,258	5,592
Property and equipment depreciation	2,526	1,469
Stock-based compensation	3,753	1,531
Deferred rent	—	1,839
Lease liability	7,053	—
Other	2,555	1,793
Total deferred tax assets	91,053	81,981
Less: valuation allowance	(47,756)	(31,070)
Net deferred tax assets	43,297	50,911
Deferred tax liabilities:
Intangible assets	(38,080)	(57,836)
Property and equipment depreciation	(5,056)	(6,956)
Capitalized expenses	(3,804)	(3,091)
Operating lease right-of-use assets	(5,434)	—
Other	(614)	(844)
Total deferred tax liabilities	(52,988)	(68,727)
Net deferred tax liabilities	$(9,691)	$(17,816)
The Company had net operating loss and tax credit carryforwards as of the financial statement date as follows:

	Amount	Expiration Years
	(in thousands)

Net operating losses, federal (Post December 31, 2018)	$22,816	Indefinite
Net operating losses, federal (Pre January 1, 2019)	$10,204	2028 - 2037
Net operating losses, state	$7,340	Various
Net operating losses, foreign	$4,185	2035 - Indefinite
Tax credits, federal	$258	2037
Tax credits, foreign	$260	Various
Management has not considered future projections of income in this analysis due to the Company’s history of losses. The Company has determined that it is more likely than not that a portion of the deferred tax assets will not be realized and has recorded a valuation allowance of $47.8 million and $31.1 million as of December 31, 2022 and 2021, respectively, against the deferred tax assets. If the Company’s assumptions change and we determine that we will be able to realize these deferred tax assets, the tax benefits related to any reversal of the valuation allowance on

EverCommerce Inc.
Notes to Consolidated Financial Statements
deferred tax assets as of December 31, 2022, will be accounted for as follows: $44.8 million will be recognized as a reduction of income tax expense and $3.0 million will be recorded as an increase in equity.
A reconciliation of our valuation allowance on deferred tax assets is as follows:

	Year ended December 31,
	2022	2021
	(in thousands)

Balance at beginning of period	$31,070	$16,539
Additions to valuation allowance	15,648	6,420
Additions recorded in acquisition accounting	—	9,816
Additions recorded as a decrease in equity	1,430	436
Reductions recorded as an increase in equity	(392)	(2,141)
Balance at end of period	$47,756	$31,070
The Company files income tax returns in the U.S. federal jurisdiction, Colorado, various other state jurisdictions, Canada, Jordan, the United Kingdom, Australia and New Zealand. The years open for audit vary depending on the tax jurisdiction. In the U.S., the Company's federal tax returns for the years before 2019 (year ended December 31, 2019) are no longer subject to audit. The net operating losses utilized during the open periods from select years prior to 2019 are subject to examination. The foreign jurisdictions statutes vary but are generally four years from assessment of the return.
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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year ended December 31,
	2022	2021
	(in thousands)

Balance at beginning of period	$134	$—
Gross additions based on tax positions related to the current year	230	134
Balance at end of period	$364	$134
As of December 31, 2022 and 2021, unrecognized tax benefits of $0.4 million and $0.1 million, respectively, were recorded in other long-term liabilities, which would impact the annual effective tax rate if recognized. The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations and comprehensive loss. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.

The Company, through its foreign subsidiary Alnashmi Digital Marketing, LLC, provides exported technology services, the profits of which are exempt from income tax through December 31, 2025 according to the provisions of the article (9/A/4) of Regulation Number 106 of the 2016 Regulations. So long as the services are exported outside of Jordan, they originate in Jordan and there are no other services within the exported services, the qualifications are

EverCommerce Inc.
Notes to Consolidated Financial Statements
met. The approximate dollar value of tax expense related to the tax holiday was $0.3 million and $0.2 million as of December 31, 2022 and 2021, respectively.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our financial statements.

During the year ended December 31, 2022, we restructured the ownership of certain intellectual property, which resulted in an income tax benefit.

The income tax benefit differs from the expected tax benefit computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

	Year ended December 31,
	2022		2021		2020
	(in thousands, except percentages)

Benefit at U.S. statutory rate	$(13,544)	21.00%	$(19,324)	21.00%	$(13,353)	21.00%
Change in income tax resulting from:
State income benefit, net of federal benefit	(852)	1.32	(1,916)	2.08	(1,694)	2.66
Stock-based compensation	2,961	(4.59)	529	(0.57)	1,579	(2.48)
Nondeductible compensation	163	(0.25)	2,788	(3.03)	—	—
Nondeductible transaction costs	—	—	509	(0.55)	480	(0.75)
Foreign rate differential	(129)	0.20	(613)	0.67	(268)	0.42
Change in valuation allowance	15,648	(24.26)	6,420	(6.98)	8,661	(13.62)
Intellectual property migration	(8,805)	13.65	—	—	—	—
Other	(122)	0.19	1,556	(1.69)	965	(1.52)
Income tax benefit	$(4,680)	7.26%	$(10,051)	10.93%	$(3,630)	5.71%
Note 17. Commitments and Contingencies

The Company has non-cancelable contractual purchase obligations incurred in the normal course of business to help deliver our services and products and provide support to our customers. These contracts with vendors primarily relate to software service, targeted mail costs, third party fulfillment costs and software hosting. Unrecognized future minimum payments due under these agreements are as follows (in thousands):

Year ended December 31,
2023	$12,608
2024	12,800
2025	10,279
2026	2,125
2027	2,625
Thereafter	688
Total future minimum payments due	$41,125
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of December 31, 2022 and 2021, the Company recorded a liability in the amount of $11.2 million and $13.0 million, respectively, within current liabilities and other long-term liabilities as a provision for sales and use and gross receipts tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.
Note 18. Geographic Areas
The following table sets forth long-lived assets by geographic area:

	December 31,
	2022	2021
	(in thousands)

United States	$36,226	$34,906
International	$8,258	$2,603
Note 19. Subsequent Events

On March 14, 2023, the Company entered into an interest rate swap agreement in connection with the Company’s Credit Facilities for a notional amount of $100.0 million to convert a portion of the Term Loans from a floating rate to a fixed rate. This swap agreement is effective March 31, 2023 and has a term of approximately 4.5 years with a fixed rate in the agreement of 3.969%.

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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting as described below.
Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the existence of the material weaknesses described below.

In connection with the preparation of the financial statements for this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting as of December 31, 2022. The material weakness identified related to certain information technology general controls (“ITGCs”) that support certain of the Company’s solution organizations’ revenue processes which were found to be not operating effectively. As a result, certain of the Company’s related information technology-dependent manual and application controls that rely upon the affected ITGCs, or information coming from information technology (“IT”) systems with affected ITGCs, for continued operation were also deemed ineffective. We have concluded that the material weakness arose due to acquired IT infrastructure. The material weakness did not result in any identified misstatements to our consolidated financial statements or changes to previously disclosed financial results.

Our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Remediation Efforts to Address Material Weakness

To remediate the material weakness described above, we plan to improve the performance of our ITGCs by enhancing our training for ITGC owners regarding their roles and responsibilities. We are also working with the application owners to bolster the systems and improve our documentation supporting the related ITGCs.

Changes in Internal Control
Other than the remediation efforts described above, there have been no changes in internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers and Directors

Information about our Executive Officers and Directors

The following table sets forth the name, age and position(s) of each of our executive officers and directors as of March 15, 2023:

Name	Age	Position(s) with EverCommerce	Principal Employment

Executive Officers
Eric Remer(1)	51	Chief Executive Officer and Director	Same
Matthew Feierstein	50	President	Same
Marc Thompson	58	Chief Financial Officer	Same
Chris Alaimo	55	Chief Technology Officer	Same
Sarah Jordan	38	Chief Marketing Officer	Same
Shane Driggers	47	Chief Human Resource Officer	Same
Lisa Storey	41	General Counsel	Same
Non-Employee Directors
Penny Baldwin-Leonard(3)	65	Director	Former SVP and Chief Marketing Officer of Qualcomm Incorporated
Kimberly Ellison-Taylor(2)	52	Director	Chief Executive Officer of KET Solutions, LLC
Mark Hastings(3)	55	Director	Chief Executive Officer of PSG Equity L.L.C.
John Marquis(1)	35	Director	Managing Director of PSG Equity L.L.C.
Joseph Osnoss(3)	45	Director	Managing Partner of Silver Lake
John Rudella	51	Director	Director of Silver Lake
Richard A. Simonson(2)	64	Director	Managing Partner of Specie Mesa L.L.C.
Debby Soo(1)	42	Director	Chief Executive Officer of OpenTable, Inc.

(1)Member of the Nominating and Corporate Governance Committee
(2)Member of the Audit Committee
(3)Member of the Compensation Committee

The remainder of the information required to be disclosed by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated
III-1

herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

III-2

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

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of EverCommerce Inc	8-K	001-40575	3.1	7/9/21
3.2	Amended and Restated Bylaws of EverCommerce Inc	8-K	001-40575	3.2	7/9/21
4.1	Form of Certificate of Common Stock	S-1/A	333-256641	4.1	6/23/21
4.2	Registration Rights Agreement by and between EverCommerce Inc. and certain security holders of EverCommerce Inc., dated May 7, 2021	S-1	333-256641	4.3	5/28/21
4.3	Sponsor Stockholders Agreement, dated as of June 30, 2021	8-K	001-40575	10.1	7/9/21
4.4	Management Stockholders Agreement, dated as of June 30, 2021	8-K	001-40575	10.2	7/9/21
4.5	Description of Capital Stock	10-K	001-40575	4.5	3/15/2022
10.1#	Form of Indemnification Agreement between EverCommerce Inc. and its directors and officers	S-1/A	333-256641	10.1	6/23/21
10.2#	Amended & Restated 2016 Equity Incentive Plan and related form agreements thereunder	S-1/A	333-256641	10.2	6/23/21
10.3#	Amended and Restated Restricted Stock Award Agreement by and between the Company and Eric Remer, dated as of August 23, 2019, as amended	S-1/A	333-256641	10.3	6/23/21
10.4#	Amended and Restated Restricted Stock Award Agreement by and between the Company and Matt Feierstein, dated as of August 23, 2019, as amended	S-1/A	333-256641	10.4	6/23/21
IV-1

10.5#	Amended and Restated Restricted Stock Award Agreement by and between the Company and Marc Thompson, dated as of August 23, 2019, as amended	S-1/A	333-256641	10.5	6/23/21
10.6#	EverCommerce Inc. 2021 Incentive Award Plan	S-1/A	333-256641	10.6	6/23/21
10.7#	Form of RSU Agreement under the EverCommerce Inc. 2021 Incentive Award Plan	S-1/A	333-256641	10.6.1	6/23/21
10.8#	Form of Option Agreement under the EverCommerce Inc. 2021 Incentive Award Plan	S-1/A	333-256641	10.6.2	6/23/21
10.9#	EverCommerce Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-256641	10.7	6/23/21
10.10#	EverCommerce Inc. Non-Employee Director Compensation Policy	S-1/A	333-256641	10.8	6/23/21
10.11#	Employment Agreement by and between the Company and Eric Remer, dated July 1, 2021	10-K	001-40575	10.11#	3/15/22
10.12#	Employment Agreement by and between the Company and Matthew Feierstein, dated July 1, 2021	10-K	001-40575	10.12#	3/15/22
10.13#	Employment Agreement by and between the Company and Marc Thompson, dated July 1, 2021	10-K	001-40575	10.13#	3/15/22
10.14#	PaySimple, Inc. 2008 Equity Incentive Plan	S-8	333-268321	99.3	11/14/22
10.15	Credit Agreement, dated July 6, 2021	8-K	001-40575	10.3	7/9/21
10.16.1	Amendment No. 1, dated as of November 23, 2021, to the Credit Agreement, dated as of July 6, 2021, among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the other parties and lenders party thereto	8-K	001-40575	10.1	11/23/21
10.17	Collateral Agreement, dated July 6, 2021	8-K	001-40575	10.4	7/9/21
10.18	Guarantee Agreement, dated July 6, 2021	8-K	001-40575	10.5	7/9/21
10.19^	Office Lease by and among EverCommerce Solutions Inc. and BCSP RINO Property LLC, dated June 13, 2019	S-1	333-256641	10.13	5/28/21
21.1	List of Subsidiaries of the Registrant					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

EVERCOMMERCE INC.

Date: March 15, 2023	By:	/s/ Marc Thompson
Marc Thompson
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Eric Remer	Director and Chief Executive Officer (Principal Executive Officer)	March 15, 2023
Eric Remer

/s/ Marc Thompson	Chief Financial Officer (Principal Financial Officer)	March 15, 2023
Marc Thompson

/s/ Lee Dabberdt	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2023
Lee Dabberdt

/s/ Penny Baldwin-Leonard	Director	March 15, 2023
Penny Baldwin-Leonard

/s/ Kimberly Ellison-Taylor	Director	March 15, 2023
Kimberly Ellison-Taylor

/s/ Mark Hastings	Director	March 15, 2023
Mark Hastings

/s/ John Marquis	Director	March 15, 2023
John Marquis

/s/ Joseph Osnoss	Director	March 15, 2023
Joseph Osnoss

/s/ John Rudella	Director	March 15, 2023
John Rudella

/s/ Richard A. Simonson	Director	March 15, 2023
Richard A. Simonson

/s/ Debby Soo	Director	March 15, 2023
Debby Soo