Form 10-Q
period 2023-03-31
EverCommerce Inc.
filed 2023-05-10
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Yes ☐ No ☒

As of May 5, 2023, there were 187,934,868 shares of the registrant’s common stock, par value $0.00001, outstanding.

TABLE OF CONTENTS

		Page
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2023 and 2022	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (unaudited) for the three months ended March 31, 2023 and 2022	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2023 and 2022	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
Signatures		37

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, macroeconomic and market conditions, equity compensation, business strategy, plans, market growth, future acquisitions and other capital expenditures, progress towards remediation of our material weakness and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our limited operating history and evolving business; our recent growth rates may not be sustainable or indicative of future growth; we may not achieve profitability in the future; we may continue to experience significant quarterly and annual fluctuations in our operating results due to a number of factors, which makes our future operating results difficult to predict; we may reduce our rate of acquisitions and may be unsuccessful in achieving continued growth through acquisitions; revenues and profits generated through acquisitions may be less than anticipated, and we may fail to uncover all liabilities of acquisition targets; we may need to incur additional indebtedness or seek capital through new equity or debt financings, which may not be available to us on acceptable terms or at all; we may not be able to continue to expand our share of our existing vertical markets or expand into new vertical markets; we face intense competition in each of the industries in which we operate; the industries in which we operate are rapidly evolving and the market for technology-enabled services that empower SMBs is relatively immature and unproven; we are subject to economic and political risk; we are dependent on payment card networks and payment processors and if we fail to comply with the applicable requirements of our payment network or payment processors, they can seek to fine us, suspend us or terminate our registrations through our bank sponsors; the inability to keep pace with rapid developments and changes in the electronic payments market or are unable to introduce, develop and market new and enhanced versions of our software solutions; real or perceived errors, failures or bugs in our solutions; unauthorized disclosure, destruction or modification of data, disruption of our software or services or cyber breaches; our estimated total addressable market is subject to inherent challenges and uncertainties; actual or perceived inaccuracies in our operational metrics may harm our reputation; failure to effectively develop and expand our sales and marketing capabilities; failure to maintain and enhance our reputation and brand recognition; inability to retain current customers or to sell additional functionality and services to them may adversely affect our revenue growth; our systems and our third-party providers’ systems may fail or our third-party providers may discontinue providing their services or technology or to us specifically; faster growth of lower margin solutions and services than higher margin solutions and services; the impact of the COVID-19 pandemic and the risk of future pandemics, epidemics or outbreaks of an infectious disease in the United States; economic and political risks, including the business cycles of our clients and changes in the overall level of consumer and commercial spending; our ability to retain and hire skilled personnel; risks related to our indebtedness; risks related to the increasing focus on environmental sustainability and social initiatives; our ability to adequately protect or enforce our intellectual property and other proprietary rights; risk of patent, trademark and other intellectual property infringement claims; risks related to governmental regulation; risks related to our sponsor stockholders agreement and qualifying as a “controlled company” under the rules of The Nasdaq Stock Market; as well as the other factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report on Form 10-K”), as updated by our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly

Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EverCommerce Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(unaudited)

	March 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$69,786	$92,625
Restricted cash	3,522	3,199
Accounts receivable, net of allowance for expected credit losses of $5.7 million and $4.7 million at March 31, 2023 and December 31, 2022, respectively	48,038	48,032
Contract assets	14,748	12,971
Prepaid expenses and other current assets	27,182	23,760
Total current assets	163,276	180,587
Property and equipment, net	11,391	11,930
Capitalized software, net	34,826	32,554
Other non-current assets	44,527	46,855
Intangible assets, net	382,779	405,720
Goodwill	913,774	914,082
Total assets	1,550,573	1,591,728

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	8,127	8,373
Accrued expenses and other	57,071	56,963
Deferred revenue	24,205	22,885
Customer deposits	10,435	11,360
Current maturities of long-term debt	5,500	5,500
Total current liabilities	105,338	105,081
Long-term debt, net of current maturities and deferred financing costs	529,886	530,946
Other non-current liabilities	52,359	49,008
Total liabilities	687,583	685,035

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 188,773,974 and 191,447,237 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2	2
Accumulated other comprehensive loss	(10,297)	(10,198)
Additional paid-in capital	1,468,415	1,489,935
Accumulated deficit	(595,130)	(573,046)
Total stockholders’ equity	862,990	906,693
Total liabilities and stockholders’ equity	$1,550,573	$1,591,728
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)
(unaudited)

	Three months ended March 31,
	2023	2022

Revenues:
Subscription and transaction fees	$123,820	$108,001
Marketing technology solutions	31,788	29,904
Other	5,528	5,671
Total revenues	161,136	143,576
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	55,946	50,745
Sales and marketing	30,899	30,145
Product development	18,703	17,637
General and administrative	34,926	31,226
Depreciation and amortization	25,950	27,391
Total operating expenses	166,424	157,144
Operating loss	(5,288)	(13,568)
Interest and other expense, net	(15,188)	(5,478)
Net loss attributable to common stockholders before income tax benefit (expense)	(20,476)	(19,046)
Income tax benefit (expense)	(299)	5,737
Net loss attributable to common stockholders	(20,775)	(13,309)
Other comprehensive loss:
Foreign currency translation losses, net	(99)	(664)
Comprehensive loss attributable to common stockholders	$(20,874)	$(13,973)

Basic and diluted net loss per share attributable to common stockholders	$(0.11)	$(0.07)

Basic and diluted weighted-average shares of common stock outstanding used in computing net loss per share	190,042,673	195,432,404
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2022	—	$—	191,447	$2	$1,489,935	$(573,046)	$(10,198)	$906,693
Common stock issued upon vesting of restricted stock units	—	—	348	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,514	—	—	7,514
Stock option exercises	—	—	103	—	609	—	—	609
Repurchase and retirement of common stock	—	—	(3,124)	—	(29,643)	—	—	(29,643)
Adoption of ASC 326, Current Expected Credit Losses	—	—	—	—	—	(1,309)	—	(1,309)
Foreign currency translation losses, net	—	—	—	—	—	—	(99)	(99)
Net loss	—	—	—	—	—	(20,775)	—	(20,775)
Balance at March 31, 2023	—	$—	188,774	$2	$1,468,415	$(595,130)	$(10,297)	$862,990

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2021	—	$—	195,384	$2	$1,500,643	$(513,230)	$(1,767)	$985,648
Stock-based compensation	—	—	—	—	6,135	—	—	6,135
Stock option exercises	—	—	126	—	723	—	—	723
Foreign currency translation losses, net	—	—	—	—	—	—	(664)	(664)
Net loss	—	—	—	—	—	(13,309)	—	(13,309)
Balance at March 31, 2022	—	$—	195,510	$2	$1,507,501	$(526,539)	$(2,431)	$978,533
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2023	2022

Cash flows provided by operating activities:
Net loss	$(20,775)	$(13,309)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,950	27,391
Stock-based compensation expense	7,514	6,135
Deferred taxes	(177)	(5,990)
Amortization of deferred financing costs and non-cash interest	413	539
Bad debt expense	1,314	460
Other non-cash items	5,704	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,634)	(2,261)
Prepaid expenses and other current assets	(5,350)	(5,717)
Other non-current assets	1,278	(691)
Accounts payable	(247)	(2,122)
Accrued expenses and other	(848)	3,498
Deferred revenue	1,321	4,060
Other non-current liabilities	(763)	861
Net cash provided by operating activities	12,700	12,854

Cash flows used in investing activities:
Purchases of property and equipment	(476)	(889)
Capitalization of software costs	(4,381)	(3,503)
Net cash used in investing activities	(4,857)	(4,392)

Cash flows used in financing activities:
Payments on debt	(1,375)	(1,375)
Exercise of stock options	609	723
Repurchase and retirement of common stock	(29,643)	—
Net cash used in financing activities	(30,409)	(652)
Effect of foreign currency exchange rate changes on cash	50	(370)
Net increase (decrease) in cash and cash equivalents and restricted cash	(22,516)	7,440
Cash and cash equivalents and restricted cash:
Beginning of period	95,824	97,559
End of period	$73,308	$104,999

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,632	$4,943
Cash paid for income taxes	$517	$235
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
March 31, 2023
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022 and the related notes (“Annual Report on Form 10-K”). The December 31, 2022 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the three months ended March 31, 2023 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2022 and the related notes.

The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.

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

EverCommerce Inc.
March 31, 2023
Notes to Condensed Consolidated Financial Statements
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
Recently Issued Accounting Pronouncements
Accounting pronouncements issued and adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company’s accounts receivable and contract assets. This updated standard is effective for annual reporting periods beginning after December 15, 2022. The Company adopted this ASU for the year ending December 31, 2023 and it did not have a material impact on the financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the guidance in ASC 805 to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. FASB’s objective in issuing the ASU is to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity and inconsistency related to both the recognition of an acquired contract liability and payment terms’ effects on subsequent revenue recognized by the acquirer. This updated standard is effective for annual reporting periods beginning after December 15, 2022. The Company adopted this ASU for the year ending December 31, 2023 and it had no impact on the financial statements, but will have an impact on any future acquisitions.

Note 3. Revenue

Disaggregation of Revenue

The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Three months ended March 31,
	2023	2022
	(in thousands)

By pattern of recognition (timing of transfer of services):
Point in time	$14,738	$12,106
Over time	146,398	131,470
Total	$161,136	$143,576
By geographical market:
United States	$148,965	$130,286
International	12,171	13,290
Total	$161,136	$143,576

EverCommerce Inc.
March 31, 2023
Notes to Condensed Consolidated Financial Statements
Contract Balances

Supplemental balance sheet information related to contracts from customers as of:

	March 31,	December 31,
	2023	2022
	(in thousands)

Accounts receivable, net	$48,038	$48,032
Contract assets	$14,748	$12,971
Deferred revenue	$24,205	$22,885
Customer deposits	$10,435	$11,360
Long-term deferred revenue	$2,394	$2,496

Accounts receivable, net: Accounts receivable, net of allowance for expected credit losses, represent rights to consideration in exchange for products or services that have been transferred by us, when payment is unconditional and only the passage of time is required before payment is due.

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

Contract liabilities: Contract liabilities represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Short-term contract liabilities are included within deferred revenue on the consolidated balance sheets. Long-term contract liabilities are included within long-term deferred revenue on the consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2022 was $16.0 million for the three months ended March 31, 2023.

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

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Variable consideration accounted for under the variable consideration allocation exception associated with unsatisfied performance obligations or an unsatisfied promise that forms part of a single performance obligation under application of the series guidance have been excluded. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription and marketing technology solutions revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of March 31, 2023, was $20.5 million, which is comprised of contracts where the contract term under ASC 606 is in excess of one year. The Company expects to recognize approximately 60% of its remaining performance obligations as revenue within the next year,

EverCommerce Inc.
March 31, 2023
Notes to Condensed Consolidated Financial Statements
28% of its remaining performance obligations as revenue the subsequent year, 9% of its remaining performance obligations as revenue in the third year, and the remainder during the two year period thereafter.

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

Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s consolidated balance sheets. The costs to obtain contracts are amortized over five years, which corresponds with the useful life of the related capitalized software. Short-term assets were $7.1 million and $6.6 million at March 31, 2023 and December 31, 2022, respectively, and long-term assets were $15.8 million and $15.1 million at March 31, 2023 and December 31, 2022, respectively. The Company recorded amortization expense within sales and marketing on the condensed consolidated statements of operations and comprehensive loss of $1.3 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. The Company recorded amortization expense within cost of revenues on the condensed consolidated statements of operations and comprehensive loss of $0.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

The Company has concluded that there are no other material costs incurred in fulfillment of customer contracts that are not accounted for under other GAAP, which meet the capitalization criteria under ASC 606 and FASB ASC Topic 340-40, Accounting for Other Assets and Deferred Costs (“ASC 340-40”).

Note 4. Goodwill

Goodwill activity consisted of the following for the three months ended March 31, 2023 (in thousands):

Balance at December 31, 2022	$914,082
Effect of foreign currency exchange rate changes	(308)
Balance at March 31, 2023	$913,774

Note 5. Intangible Assets

Intangible assets consisted of the following as of:

	March 31, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$605,984	$283,122	$322,862
Developed technology	2-12 years	105,812	63,377	42,435
Trade name	3-10 years	38,141	20,914	17,227
Non-compete agreements	2-5 years	2,402	2,147	255
Total		$752,339	$369,560	$382,779

EverCommerce Inc.
March 31, 2023
Notes to Condensed Consolidated Financial Statements

	December 31, 2022
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$605,753	$265,342	$340,411
Developed technology	2-12 years	105,766	59,208	46,558
Trade name	3-10 years	38,131	19,725	18,406
Non-compete agreements	2-5 years	2,402	2,057	345
Total		$752,052	$346,332	$405,720

Amortization expense was $23.2 million and $25.2 million for the three months ended March 31, 2023 and 2022, respectively.

Note 6. Property and Equipment

Property and equipment consisted of the following as of:

	March 31,	December 31,
	2023	2022
	(in thousands)

Computer equipment and software	$9,625	$9,327
Furniture and fixtures	3,720	3,570
Leasehold improvements	11,977	11,941
Total property and equipment	25,322	24,838
Less accumulated depreciation	(13,931)	(12,908)
Property and equipment, net	$11,391	$11,930

Depreciation expense was $1.0 million for each of the three months ended March 31, 2023 and 2022.

Note 7. Capitalized Software

Capitalized software consisted of the following as of:

	March 31,	December 31,
	2023	2022
	(in thousands)

Capitalized software	$49,958	$45,872
Less: accumulated amortization	(15,132)	(13,318)
Capitalized software, net	$34,826	$32,554

Amortization expense was $1.8 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. During the ordinary course of business, the Company may determine that certain capitalized features of its software will no longer be used either internally or to deliver value to its customers. During the three months ended March 31, 2023 the Company recorded a charge to general and administrative on the accompanying

EverCommerce Inc.
March 31, 2023
Notes to Condensed Consolidated Financial Statements
condensed consolidated statements of operations and comprehensive loss for $0.3 million, related to capitalized features no longer expected to be used.

Note 8. Leases

The Company leases real estate from unrelated parties under operating lease agreements that have initial terms ranging from one year to 11 years. Some leases include one or more options to renew, generally at our sole discretion, of five additional years each.

The components of lease expense are as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)

Operating lease cost	$1,624	$2,117
Variable lease cost	495	374
Short-term lease cost	55	89
Total lease cost	$2,174	$2,580

Supplemental cash flow information related to leases is as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)

Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$1,842	$1,771

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$540

Supplemental balance sheet information, included in other non-current assets, accrued expenses and other and other non-current liabilities on the consolidated balance sheet, related to leases is as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)

Operating lease right-of-use assets	$19,762	$21,756

Current operating lease liabilities	4,789	5,239
Long-term operating lease liabilities	21,702	22,500
Total operating lease liabilities	$26,491	$27,739

At March 31, 2023 and December 31, 2022, the weighted average remaining lease term for operating leases was 6.19 years and 6.34 years, respectively, and the weighted average discount rate was 4.8%.

EverCommerce Inc.
March 31, 2023
Notes to Condensed Consolidated Financial Statements
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of March 31, 2023 is as follows (in thousands):

Year ended December 31,
2023 (remainder of year)	$4,767
2024	4,952
2025	4,563
2026	4,414
2027	3,990
Thereafter	8,590
Total lease payments	31,276
Less: imputed interest	4,785
Total present value of lease liabilities	$26,491
Note 9. Long-Term Debt

Long-term debt consisted of the following as of:

	March 31,	December 31,
	2023	2022
	(in thousands)

Term notes with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate, plus an applicable margin of 3.25% (7.88% at March 31, 2023) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2028	$541,750	$543,125
Revolver with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate, plus an applicable margin of 3.25% (8.09% at March 31, 2023), and outstanding balance due July 2026	—	—
Principal debt	541,750	543,125
Deferred financing costs on long-term debt	(4,669)	(4,900)
Discount on long-term debt	(1,695)	(1,779)
Total debt	535,386	536,446
Less current maturities	5,500	5,500
Long-term portion	$529,886	$530,946

In 2021, the Company agreed to two term loans for an aggregate principal amount of $550.0 million (“Term Loans”), a revolver with a capacity of $190.0 million (“Revolver”) and a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. These debt arrangements are collectively referred to herein as the (“Credit Facilities”).

The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of March 31, 2023, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. If no such trading prices are available, the Company determines the fair value of long-term debt using discounted cash flows, applying current interest rates and current credit spreads, based on its own credit risk. The fair value amounts were approximately $535.0 million and $531.6 million as of March 31, 2023 and December 31, 2022, respectively.

EverCommerce Inc.
March 31, 2023
Notes to Condensed Consolidated Financial Statements
Effective October 31, 2022, the Company entered into an interest rate swap agreement in connection with the Company’s Credit Facilities for a notional amount of $200.0 million to convert a portion of the Term Loans from a floating rate to a fixed rate. The swap agreement has a term of five years with a fixed rate in the agreement of 4.2295%. Additionally, effective March 31, 2023, the Company entered into a second interest rate swap agreement in connection with the Company’s Credit Facilities for a notional amount of $100.0 million to convert a portion of the Term Loans from a floating rate to a fixed rate. This swap agreement has a term of approximately 4.5 years with a fixed rate in the agreement of 3.9690% (the “Swap Agreements”).

The Swap Agreements are accounted for as derivatives whereby the fair value of the contracts are reported in other non-current assets or other non-current liabilities on the consolidated balance sheet, and gains and losses resulting from changes in the fair value are reported in interest and other expense, net, in the statement of operations and comprehensive loss. As of March 31, 2023 the fair value of the Swap Agreements was a liability of $7.1 million and reported in other non-current liabilities on the condensed consolidated balance sheet.

The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and are secured by substantially all assets of the Company. As of March 31, 2023, the Company was in compliance with all of its covenants.

Aggregate maturities of the Company’s debt for the years ending December 31 are as follows as of March 31, 2023 (in thousands):

Years ending December 31:
2023 (remainder of year)	$4,125
2024	5,500
2025	5,500
2026	5,500
2027	5,500
Thereafter	515,625
Total aggregate maturities of the Company’s debt	$541,750

Note 10. Equity

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

EverCommerce Inc.
March 31, 2023
Notes to Condensed Consolidated Financial Statements
The Company repurchased and retired 3.1 million shares of common stock for $29.6 million, including transaction fees, during the three months ended March 31, 2023. As of March 31, 2023, $27.6 million remains available under the Repurchase Program.

Note 11. Stock-Based Compensation

In 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the granting of stock-based awards, including stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, and other stock-based awards. In connection with the IPO, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO and, as a result of which, the Company can no longer make awards under the 2016 Plan. The 2021 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2021 Plan was 22,000,000 shares, inclusive of available shares previously reserved for issuance under the 2016 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 3% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors, provided that no more than 22,000,000 shares may be issued upon the exercise of incentive stock options. Based on the Company’s outstanding shares of common stock as of December 31, 2022, as of January 1, 2023 the number of shares reserved for issuance under the 2021 Plan increased by 5.7 million.

In connection with the IPO, the Company’s board of directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). For more information on the ESPP, refer to Note 12 in the Annual Report on Form 10-K.

The following table summarizes our restricted stock unit (“RSU”) and stock option activity for the three months ended March 31, 2023:

	RSUs	Options
	(in thousands)

Outstanding as of January 1, 2023	2,022	16,937
Granted	2,839	—
Vested or exercised	(347)	(103)
Cancelled or forfeited	(24)	(78)
Outstanding as of March 31, 2023	4,490	16,756

As of March 31, 2023, total unrecognized compensation expense was $40.9 million and $18.1 million related to outstanding restricted stock units and outstanding stock options, respectively.

EverCommerce Inc.
March 31, 2023
Notes to Condensed Consolidated Financial Statements
Stock-based compensation expense was classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)

Cost of revenues	$108	$82
Sales and marketing	402	328
Product development	562	392
General and administrative	6,442	5,333
Total stock-based compensation expense	$7,514	$6,135

Note 12. Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock as of:

	Three months ended March 31,
	2023	2022
	(in thousands except share and per share amounts)

Numerator for basic and diluted EPS – net loss attributable to common stockholders	$(20,775)	$(13,309)

Denominator:
Denominator for basic and diluted EPS – weighted-average shares of common stock outstanding used in computing net loss per share	190,042,673	195,432,404

Basic and diluted net loss per share attributable to common stockholders	$(0.11)	$(0.07)

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect as of:

	March 31,
	2023	2022

Outstanding options to purchase common stock and unvested RSUs	21,245,514	19,690,100
Total anti-dilutive outstanding potential common stock	21,245,514	19,690,100

Note 13. Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions

EverCommerce Inc.
March 31, 2023
Notes to Condensed Consolidated Financial Statements
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

There were no transfers between fair value measurement levels during the three months ended March 31, 2023 or 2022.

The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of:

	March 31, 2023				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$1,550	$—	$—	$1,550	Cash equivalents
Liability:
Interest rate swaps	$—	$7,137	$—	$7,137	Other non-current liabilities

	December 31, 2022				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$6,568	$—	$—	$6,568	Cash equivalents
Liability:
Interest rate swap	$—	$2,893	$—	$2,893	Other non-current liabilities

Note 14. Income Taxes

Our provision for income taxes in interim periods is based on our estimated annual effective tax rate. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined.

EverCommerce Inc.
March 31, 2023
Notes to Condensed Consolidated Financial Statements
The income tax benefit (expense) was ($0.3 million) and $5.7 million for the three months ended March 31, 2023 and 2022, respectively. Our effective income tax rate was (1.5%) and 30.1% for the three months ended March 31, 2023 and 2022, respectively.

The difference in the effective income tax rate for the three months ended March 31, 2023 as compared to the corresponding period in 2022 was primarily driven by discrete items, including a California law change and an intercompany intellectual property sale, in the three months ended March 31, 2022.

Note 15. Commitments and Contingencies

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

Year ended December 31,
2023 (remainder of year)	$9,515
2024	12,800
2025	10,279
2026	2,125
2027	2,625
Thereafter	688
Total future minimum payments due	$38,032
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
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of March 31, 2023 and December 31, 2022, the Company recorded a liability in the amount of $11.1 million and $11.2 million, respectively, within current liabilities and other long-term liabilities as a provision for sales and use, gross receipts and goods and services tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.

Note 16. Geographic Areas

The following table sets forth long-lived assets by geographic area as of:

	March 31,	December 31,
	2023	2022
	(in thousands)

United States	$37,767	$36,226
International	$8,450	$8,258

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to "EverCommerce," the “Company,” “we,” “us” and “our” refer to EverCommerce Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our business benefits from attractive unit economics. Approximately 95% of our revenue in the three months ended March 31, 2023 and 2022 was recurring or re-occurring, and we maintained an annualized net revenue retention rate of approximately 100% for the quarter ended March 31, 2023. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.

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

Key Business and Financial Metrics

In addition to our results and measures of performance determined in accordance with Generally Accepted Accounting Principals (“GAAP”), we believe the following key business and non-GAAP financial measures are useful in evaluating and comparing our financial and operational performance over multiple periods, identifying trends affecting our business, formulating business plans and making strategic decisions.

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

Our Pro Forma Revenue Growth rate was 12.2% for the three months ended March 31, 2023, reflective of the underlying growth in our business including new customers and providing more solutions to existing customers.

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

	Three months ended March 31,
	2023		2022
	(in thousands)

Gross profit (1)	$99,281	(2)	$87,278	(3)
Depreciation and amortization	5,909		5,553
Adjusted gross profit	$105,190		$92,831

(1)Gross profit is calculated as total revenues less cost of revenues (exclusive of depreciation and amortization), amortization of developed technology, amortization of capitalized software and depreciation expense (allocated to cost of revenues).
(2)For the three months ended March 31, 2023, gross profit represents total revenues of $161.1 million less cost of revenues (exclusive of depreciation and amortization) of $55.9 million, amortization of developed technology of $3.8 million, amortization of capitalized software of $1.8 million and depreciation expense (allocated to cost of revenues) of $0.3 million.
(3)For the three months ended March 31, 2022, gross profit represents total revenues of $143.6 million less cost of revenues (exclusive of depreciation and amortization) of $50.7 million, amortization of developed technology of $4.2 million, amortization of capitalized software of $1.1 million and depreciation expense (allocated to cost of revenues) of $0.3 million.

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

We calculate Adjusted EBITDA as net loss adjusted to exclude interest and other expense, net, income tax expense (benefit), depreciation and amortization, other amortization, acquisition related costs, stock-based compensation, and other non-recurring costs. Other amortization includes amortization for capitalized contract acquisition costs. Acquisition related costs are specific deal-related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. Other non-recurring costs are expenses such as system implementation costs and severance related to planned restructuring activities. Acquisition related costs and other non-recurring costs are excluded as they are not representative of our underlying operating performance. Adjusted EBITDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other GAAP measures of income (loss). The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA on a consolidated basis.

	Three months ended March 31,
	2023	2022
	(in thousands)

Net loss	$(20,775)	$(13,309)
Adjusted to exclude the following:
Interest and other expense, net	15,188	5,478
Income tax expense (benefit)	299	(5,737)
Depreciation and amortization	25,950	27,391
Other amortization	1,309	942
Acquisition related costs	606	597
Stock-based compensation expense	7,514	6,135
Other non-recurring costs	1,847	1,465
Adjusted EBITDA	$31,938	$22,962
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

We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the mix of revenue between Subscription and Transaction Fees and Marketing Technology Solutions, labor costs, third-party expenses and acquisitions. In particular, Marketing Technology Solutions revenue generally has a higher cost of revenue as a percentage of revenue than our Subscription and Transaction Fee revenue. For the three months ended March 31, 2023, revenue from Subscription and Transaction Fees increased 14.6% compared to the three months ended March 31, 2022 whereas Marketing Technology Solutions revenue increased 6.3%. To the extent our Marketing Technology Solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our Subscription and Transaction Fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.

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

Comparison of the three months ended March 31, 2023 and 2022

	Three months ended March 31,
	2023	2022
	(in thousands)

Revenues:
Subscription and transaction fees	$123,820	$108,001
Marketing technology solutions	31,788	29,904
Other	5,528	5,671
Total revenues	161,136	143,576
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	55,946	50,745
Sales and marketing (1)	30,899	30,145
Product development (1)	18,703	17,637
General and administrative (1)	34,926	31,226
Depreciation and amortization	25,950	27,391
Total operating expenses	166,424	157,144
Operating loss	(5,288)	(13,568)
Interest and other expense, net	(15,188)	(5,478)
Net loss attributable to common stockholders before income tax benefit (expense)	(20,476)	(19,046)
Income tax benefit (expense)	(299)	5,737
Net loss attributable to common stockholders	$(20,775)	$(13,309)

(1)Includes stock-based compensation expense as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)

Cost of revenues	$108	$82
Sales and marketing	402	328
Product development	562	392
General and administrative	6,442	5,333
Total stock-based compensation expense	$7,514	$6,135

Revenues

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Revenues:
Subscription and transaction fees	$123,820	$108,001	$15,819	14.6%
Marketing technology solutions	31,788	29,904	1,884	6.3%
Other	5,528	5,671	(143)	(2.5)%
Total revenues	$161,136	$143,576	$17,560	12.2%

Revenues increased $17.6 million or 12.2% for the three months ended March 31, 2023, as compared to the corresponding period in 2022. The increase was partly driven by a $9.0 million increase from software & subscription revenues due to an expansion in our number of customers and certain price increases across our portfolio. Additionally there was a $7.0 million increase due to higher transaction volumes processed through our payments platforms.

Cost of Revenues

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Cost of revenues (exclusive of depreciation and amortization presented separately below)	$55,946	$50,745	$5,201	10.2%
Percentage of revenues	34.7%	35.3%

Cost of revenues increased by $5.2 million or 10.2% for the three months ended March 31, 2023, as compared to the corresponding period in 2022. This increase was primarily comprised of an additional $1.3 million of lead generation expense, $1.0 million of promotional spend, $0.9 million of personnel and compensation expense, $0.9 million of email and SMS expense and $0.7 million of campaign mail expense, partially offset by a $1.3 million decrease in media spend. As a percentage of revenue, cost of revenues was 34.7% and 35.3% for the three months ended March 31, 2023 and 2022, respectively.

Sales and Marketing

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Sales and marketing	$30,899	$30,145	$754	2.5%
Percentage of revenues	19.2%	21.0%

Sales and marketing expenses increased by $0.8 million or 2.5% for the three months ended March 31, 2023, as compared to the corresponding period in 2022. The increase was relatively consistent as a percentage of revenue, sales and marketing was 19.2% and 21.0% for the three months ended March 31, 2023 and 2022, respectively.

Product Development

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Product development	$18,703	$17,637	$1,066	6.0%
Percentage of revenues	11.6%	12.3%

Product development expenses increased by $1.1 million or 6.0% for the three months ended March 31, 2023, as compared to the corresponding period in 2022. This increase was a result of continued investment in our technology and teams to support our various solutions as well as centralized security operations, information technology and cloud engineering, with an additional $0.6 million of software and tools expense, $0.2 million of consulting expense and $0.1 million of personnel expenses. As a percentage of revenue, product development expenses were 11.6% and 12.3% for the three months ended March 31, 2023 and 2022, respectively.

General and Administrative

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)

General and administrative	$34,926	$31,226	$3,700	11.8%
Percentage of revenues	21.7%	21.7%

General and administrative expenses increased by $3.7 million or 11.8% for the three months ended March 31, 2023, as compared to the corresponding period in 2022. This increase was primarily driven by an additional $1.4 million of personnel and compensation expense and $1.1 million of stock-based compensation expenses. As a percentage of revenue, general and administrative expenses were 21.7% for both the three months ended March 31, 2023 and 2022.

Depreciation and Amortization

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Depreciation and amortization	$25,950	$27,391	$(1,441)	(5.3)%
Percentage of revenues	16.1%	19.1%

Depreciation and amortization decreased by $1.4 million or 5.3% for the three months ended March 31, 2023, as compared to the corresponding period in 2022. This decrease was primarily driven by a decrease of $2.1 million in intangible assets’ amortization, partially offset by $0.7 million of additional capitalized software amortization. As a percentage of revenue, depreciation and amortization expenses were 16.1% and 19.1% for the three months ended March 31, 2023 and 2022, respectively.

Interest and Other Expense, net

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Interest and other expense, net	$15,188	$5,478	$9,710	177.3%
Percentage of revenues	9.4%	3.8%

Interest and other expense, net, increased by $9.7 million or 177.3% for the three months ended March 31, 2023, as compared to the corresponding period in 2022. The increase was primarily due a higher effective interest rate and the loss on the interest rate swaps recorded in the first quarter of 2023. As a percentage of revenue, interest and other expense were 9.4% and 3.8% for the three months ended March 31, 2023 and 2022, respectively.

Income Tax Benefit (Expense)

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Income tax benefit (expense)	$(299)	$5,737	$(6,036)	(105.2%)
Percentage of revenues	(0.2%)	4.0%

Income tax benefit (expense) changed by $6.0 million or 105.2% for the three months ended March 31, 2023, as compared to the corresponding period in 2022. The change was primarily driven by discrete items, including a California law change and an intercompany intellectual property sale, in the three months ended March 31, 2022.

Liquidity and Capital Resources

To date, our primary sources of liquidity have been net cash provided by operating activities, proceeds from equity issuances and proceeds from long-term debt.

Our primary use of liquidity has been acquisitions of businesses. For a description of our recent acquisitions, see Note 3 in our Annual Report on Form 10-K. Absent significant deterioration of market conditions, we expect that working capital requirements, capital expenditures, acquisitions, the Company’s Repurchase Program (defined below), debt servicing and lease obligations will be our principal needs for liquidity going forward.

As of March 31, 2023, we had cash, cash equivalents and restricted cash of $73.3 million, $190.0 million of available borrowing capacity under our Revolver (as defined below) and $541.8 million outstanding under our Term Loans (as defined below). We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. We expect to consummate acquisitions of complementary businesses in the future that could require us to seek additional equity or debt financing. Market and macroeconomic conditions may, from time to time, impact our ability to raise capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part II, Item 1A.“Risk Factors.”

Cash Flows

The following table sets forth cash flow data for the periods indicated therein:

	Three months ended March 31,
	2023	2022
	(in thousands)

Net cash provided by operating activities	$12,700	$12,854
Net cash used in investing activities	(4,857)	(4,392)
Net cash used in financing activities	(30,409)	(652)
Effect of foreign currency exchange rate changes on cash	50	(370)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(22,516)	$7,440

Cash Flow from Operating Activities

Net cash provided by operating activities was $12.7 million for the three months ended March 31, 2023, compared to $12.9 million for the three months ended March 31, 2022. Changes in net cash provided by operating activities result primarily from cash received from net sales within our subscription and transaction fees and marketing technology solutions. Other drivers of the changes in net cash provided by operating activities include payments for personnel expenses for our employees, costs related to delivering our services and products, partner commissions, advertising and interest on our long-term debt.

The decrease in cash provided for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to higher interest payments of $5.5 million, higher investments made to support the growth of our business including personnel expenses of $2.5 million, costs directly related to the delivery of our services and products of $4.0 million and $1.9 million for other expenses and the timing of payments offset by higher cash collections from our subscription and transaction fees and marketing technology solutions of approximately $14.2 million.

Cash Flow from Investing Activities

During the three months ended March 31, 2023, net cash used in investing activities was $4.9 million. The cash was used primarily for costs to develop software of $4.4 million. The remainder was used primarily for purchases of property and equipment.

During the three months ended March 31, 2022, net cash used in investing activities was $4.4 million. The cash was used primarily for costs to develop software of $3.5 million. The remainder was used primarily for purchases of property and equipment.

Cash Flow from Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was $30.4 million. The cash was used primarily for the repurchase and retirement of shares of our common stock of $29.6 million.

During the three months ended March 31, 2022, net cash used in financing activities was $0.7 million. The cash was used for payments on long-term debt of $1.4 million, partially offset by the exercise of stock options of $0.7 million.

Credit Facilities

In 2021, the Company entered into a credit agreement providing for two term loans for an aggregate principal amount of $550.0 million (“Term Loans”), a revolver with a capacity of $190.0 million (“Revolver”) and a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. These debt arrangements are collectively referred to herein as the (“Credit Facilities”).

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

Borrowings under the Credit Facilities are available as ABR or Eurocurrency borrowings. ABR borrowings under the Credit Facilities accrue interest at an alternate base rate plus an applicable rate, and Eurocurrency borrowings accrue interest at an adjusted LIBOR rate plus an applicable rate. The ABR rate represents the greater of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and an adjusted LIBOR rate for a one month interest period plus 1%. The applicable rate for the Term Loans and the Revolver is 3% for Eurocurrency borrowings and 2% for ABR Borrowings, in each case subject to change based on our first lien net leverage ratio.

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

Effective October 31, 2022, the Company entered into an interest rate swap agreement in connection with the Company’s Credit Facilities for a notional amount of $200.0 million to convert a portion of the Term Loans from a floating rate to a fixed rate. The swap agreement has a term of five years with a fixed rate in the agreement of 4.2295%. Additionally, effective March 31, 2023, the Company entered into a second interest rate swap agreement in connection with the Company’s Credit Facilities for a notional amount of $100.0 million to convert a portion of the Term Loans from a floating rate to a fixed rate. This swap agreement has a term of approximately 4.5 years with a fixed rate in the agreement of 3.9690%.

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

As of March 31, 2023, there was $541.8 million outstanding under our Credit Facilities, all of which was related to the Term Loans as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loans was approximately 7.9% for the three months ended March 31, 2023.

As of March 31, 2023, we were in compliance with the covenants under the Credit Facilities.

Stock Repurchase Program

On June 14, 2022, our Board of Directors approved the stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. This program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board of Directors. The Company expects to fund repurchases with existing cash on hand. The Company repurchased and retired 3,123,697 shares of common stock for $29.6 million during the three months ended March 31, 2023, respectively.

On November 7, 2022, our Board of Directors approved an expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock ($100.0 million total) and an extension to the expiration of the Repurchase Program through December 31, 2023. As of March 31, 2023, $27.6 million remains available under the Repurchase Program.

Contractual Obligations

There have been no material changes to our contractual obligations as of March 31, 2023 from those disclosed in our Annual Report on Form 10-K.

Refer to Notes 8, 9 and 15 in the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and notes thereto for a discussion of our operating leases, debt and contractual obligations, respectively.

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

Our critical accounting policies are described in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Changes in Internal Control over Financial Reporting

We continue to work to remediate our material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

During the three months ended March 31, 2023, we repurchased $29.6 million in shares of our common stock under our stock repurchase program, including transaction fees. The stock repurchase activity under our stock repurchase program during the three months ended March 31, 2023 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except per share and share amounts)

January 1, 2023 - January 31, 2023	1,157,697	$8.47	1,157,697	$47,336
February 1, 2023 - February 28, 2023	817,748	$10.38	817,748	$38,845
March 1, 2023 - March 31, 2023	1,148,252	$9.82	1,148,252	$27,565
Total	3,123,697		3,123,697

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

EVERCOMMERCE INC.

Date: May 9, 2023	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Marc Thompson
Marc Thompson
Chief Financial Officer
(Principal Financial Officer)