Form 10-Q
period 2023-06-30
EverCommerce Inc.
filed 2023-08-08
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Yes ☐ No ☒

As of August 4, 2023, there were 188,740,693 shares of the registrant’s common stock, par value $0.00001, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our limited operating history and evolving business; our recent growth rates may not be sustainable or indicative of future growth; we may not achieve profitability in the future; we may continue to experience significant quarterly and annual fluctuations in our operating results due to a number of factors, which makes our future operating results difficult to predict; we may reduce our rate of acquisitions and may be unsuccessful in achieving continued growth through acquisitions; revenues and profits generated through acquisitions may be less than anticipated, and we may fail to uncover all liabilities of acquisition targets; we may need to incur additional indebtedness or seek capital through new equity or debt financings, which may not be available to us on acceptable terms or at all; we may not be able to continue to expand our share of our existing vertical markets or expand into new vertical markets; we face intense competition in each of the industries in which we operate; the industries in which we operate are rapidly evolving and the market for technology-enabled services that empower small and medium-sized businesses is relatively immature and unproven; we are subject to economic and political risk; we are dependent on payment card networks and payment processors and if we fail to comply with the applicable requirements of our payment network or payment processors, they can seek to fine us, suspend us or terminate our registrations through our bank sponsors; the inability to keep pace with rapid developments and changes in the electronic payments market or are unable to introduce, develop and market new and enhanced versions of our software solutions; real or perceived errors, failures or bugs in our solutions; unauthorized disclosure, destruction or modification of data, disruption of our software or services or cyber breaches; our estimated total addressable market is subject to inherent challenges and uncertainties; actual or perceived inaccuracies in our operational metrics may harm our reputation; failure to effectively develop and expand our sales and marketing capabilities; failure to maintain and enhance our reputation and brand recognition; inability to retain current customers or to sell additional functionality and services to them may adversely affect our revenue growth; our systems and our third-party providers’ systems may fail or our third-party providers may discontinue providing their services or technology or to us specifically; faster growth of lower margin solutions and services than higher margin solutions and services; the impact of the COVID-19 pandemic and the risk of future pandemics, epidemics or outbreaks of an infectious disease in the United States; economic and political risks, including the business cycles of our clients and changes in the overall level of consumer and commercial spending; our ability to retain and hire skilled personnel; risks related to our indebtedness; risks related to the increasing focus on environmental sustainability and social initiatives; our ability to adequately protect or enforce our intellectual property and other proprietary rights; risk of patent, trademark and other intellectual property infringement claims; risks related to governmental regulation; risks related to our sponsor stockholders agreement and qualifying as a “controlled company” under the rules of The Nasdaq Stock Market; as well as the other factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report on Form 10-K”), as updated by our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EverCommerce Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(unaudited)

	June 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$83,066	$92,625
Restricted cash	3,776	3,199
Accounts receivable, net of allowance for expected credit losses of $6.9 million and $4.7 million at June 30, 2023 and December 31, 2022, respectively	50,217	48,032
Contract assets	16,448	12,971
Prepaid expenses and other current assets	24,400	23,760
Total current assets	177,907	180,587
Property and equipment, net	11,118	11,930
Capitalized software, net	37,704	32,554
Other non-current assets	44,638	46,855
Intangible assets, net	360,021	405,720
Goodwill	912,776	914,082
Total assets	1,544,164	1,591,728
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	10,986	8,373
Accrued expenses and other	58,943	56,963
Deferred revenue	24,898	22,885
Customer deposits	11,612	11,360
Current maturities of long-term debt	5,500	5,500
Total current liabilities	111,939	105,081
Long-term debt, net of current maturities and deferred financing costs	528,824	530,946
Other non-current liabilities	44,044	49,008
Total liabilities	684,807	685,035
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 188,636,381 and 191,447,237 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2	2
Accumulated other comprehensive loss	(10,979)	(10,198)
Additional paid-in capital	1,466,360	1,489,935
Accumulated deficit	(596,026)	(573,046)
Total stockholders’ equity	859,357	906,693
Total liabilities and stockholders’ equity	$1,544,164	$1,591,728
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenues:
Subscription and transaction fees	$130,305	$115,648	$254,125	$223,649
Marketing technology solutions	34,455	35,160	66,243	65,064
Other	5,292	6,438	10,820	12,109
Total revenues	170,052	157,246	331,188	300,822
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	58,185	55,103	114,131	105,848
Sales and marketing	30,675	29,946	61,574	60,091
Product development	18,331	17,423	37,034	35,060
General and administrative	35,089	33,358	70,015	64,584
Depreciation and amortization	25,990	27,520	51,940	54,911
Total operating expenses	168,270	163,350	334,694	320,494
Operating income (loss)	1,782	(6,104)	(3,506)	(19,672)
Interest and other expense, net	(4,761)	(6,702)	(19,949)	(12,180)
Net loss attributable to common stockholders before income tax benefit (expense)	(2,979)	(12,806)	(23,455)	(31,852)
Income tax benefit (expense)	2,083	(75)	1,784	5,662
Net loss attributable to common stockholders	(896)	(12,881)	(21,671)	(26,190)
Other comprehensive loss:
Foreign currency translation losses, net	(682)	(8,169)	(781)	(8,833)
Comprehensive loss attributable to common stockholders	$(1,578)	$(21,050)	$(22,452)	$(35,023)
Basic and diluted net loss per share attributable to common stockholders	$—	$(0.07)	$(0.11)	$(0.13)
Basic and diluted weighted-average shares of common stock outstanding used in computing net loss per share	188,277,209	195,650,334	189,157,212	195,541,998
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2022	—	$—	191,447	$2	$1,489,935	$(573,046)	$(10,198)	$906,693
Common stock issued upon vesting of restricted stock units	—	—	348	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,514	—	—	7,514
Stock option exercises	—	—	103	—	609	—	—	609
Repurchase and retirement of common stock	—	—	(3,124)	—	(29,643)	—	—	(29,643)
Adoption of ASC 326, Current Expected Credit Losses	—	—	—	—	—	(1,309)	—	(1,309)
Foreign currency translation losses, net	—	—	—	—	—	—	(99)	(99)
Net loss	—	—	—	—	—	(20,775)	—	(20,775)
Balance at March 31, 2023	—	$—	188,774	$2	$1,468,415	$(595,130)	$(10,297)	$862,990
Issuance of common stock for Employee Stock Purchase Plan	—	—	324	—	1,765	—	—	1,765
Common stock issued upon vesting of restricted stock units	—	—	404	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,241	—	—	6,241
Stock option exercises	—	—	38	—	300	—	—	300
Repurchase and retirement of common stock including taxes	—	—	(904)	—	(10,361)	—	—	(10,361)
Foreign currency translation losses, net	—	—	—	—	—	—	(682)	(682)
Net loss	—	—	—	—	—	(896)	—	(896)
Balance at June 30, 2023	—	$—	188,636	$2	$1,466,360	$(596,026)	$(10,979)	$859,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2021	—	$—	195,384	$2	$1,500,643	$(513,230)	$(1,767)	$985,648
Stock-based compensation	—	—	—	—	6,135	—	—	6,135
Stock option exercises	—	—	126	—	723	—	—	723
Foreign currency translation losses, net	—	—	—	—	—	—	(664)	(664)
Net loss	—	—	—	—	—	(13,309)	—	(13,309)
Balance at March 31, 2022	—	$—	195,510	$2	$1,507,501	$(526,539)	$(2,431)	$978,533
Issuance of common stock for Employee Stock Purchase Plan	—	—	218	—	1,804	—	—	1,804
Stock-based compensation	—	—	—	—	6,508	—	—	6,508
Stock option exercises	—	—	96	—	381	—	—	381
Repurchase and retirement of common stock	—	—	(296)	—	(2,665)	—	—	(2,665)
Foreign currency translation losses, net	—	—	—	—	—	—	(8,169)	(8,169)
Net loss	—	—	—	—	—	(12,881)	—	(12,881)
Balance at June 30, 2022	—	$—	195,528	$2	$1,513,529	$(539,420)	$(10,600)	$963,511
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2023	2022

Cash flows provided by operating activities:
Net loss	$(21,671)	$(26,190)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,940	54,911
Stock-based compensation expense	13,755	12,643
Deferred taxes	(2,119)	(6,209)
Amortization of deferred financing costs and non-cash interest	827	1,083
Bad debt expense	3,830	1,012
Other non-cash items	(379)	500
Changes in operating assets and liabilities:
Accounts receivable, net	(7,344)	(9,547)
Prepaid expenses and other current assets	(4,492)	(8,346)
Other non-current assets	2,681	(1,233)
Accounts payable	2,591	(2,485)
Accrued expenses and other	1,868	5,228
Deferred revenue	1,978	2,702
Other non-current liabilities	(2,319)	(67)
Net cash provided by operating activities	41,146	24,002
Cash flows used in investing activities:
Purchases of property and equipment	(1,201)	(1,565)
Capitalization of software costs	(9,485)	(7,492)
Net cash used in investing activities	(10,686)	(9,057)
Cash flows used in financing activities:
Payments on debt	(2,750)	(2,750)
Exercise of stock options	909	1,104
Proceeds from common stock issuance for Employee Stock Purchase Plan	1,765	1,804
Repurchase and retirement of common stock	(39,693)	(2,665)
Net cash used in financing activities	(39,769)	(2,507)
Effect of foreign currency exchange rate changes on cash	327	(850)
Net (decrease) increase in cash and cash equivalents and restricted cash	(8,982)	11,588
Cash and cash equivalents and restricted cash:
Beginning of period	95,824	97,559
End of period	$86,842	$109,147
Supplemental disclosures of cash flow information:
Cash paid for interest	$22,166	$10,642
Cash paid for income taxes	$1,871	$1,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
June 30, 2023
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022 and the related notes (“Annual Report on Form 10-K”). The December 31, 2022 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the six months ended June 30, 2023 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2022 and the related notes. Certain prior-year amounts have been reclassified to conform to the current year presentation.

The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.

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
June 30, 2023
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
In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the guidance in ASC 805 to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. FASB’s objective in issuing the ASU is to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity and inconsistency related to both the recognition of an acquired contract liability and payment terms’ effects on subsequent revenue recognized by the acquirer. This updated standard is effective for annual reporting periods beginning after December 15, 2022. The Company adopted this ASU for the year ending December 31, 2023 and it had no impact on the financial statements, but it will be applicable to future acquisitions and may have an impact in connection with such acquisitions.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2024. We do not expect a material impact to our financial statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the financial statements.

EverCommerce Inc.
June 30, 2023
Notes to Condensed Consolidated Financial Statements
Note 3. Revenue

Disaggregation of Revenue

The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)

By pattern of recognition (timing of transfer of services):
Point in time	$15,419	$13,510	$30,157	$25,616
Over time	154,633	143,736	301,031	275,206
Total	$170,052	$157,246	$331,188	$300,822
By geographical market:
United States	$152,512	$141,732	$301,477	$272,018
International	17,540	15,514	29,711	28,804
Total	$170,052	$157,246	$331,188	$300,822

Contract Balances

Supplemental balance sheet information related to contracts from customers as of:

	June 30,	December 31,
	2023	2022
	(in thousands)

Accounts receivable, net	$50,217	$48,032
Contract assets	$16,448	$12,971
Deferred revenue	$24,898	$22,885
Customer deposits	$11,612	$11,360
Long-term deferred revenue	$2,429	$2,496

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
June 30, 2023
Notes to Condensed Consolidated Financial Statements
Contract liabilities: Contract liabilities represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Short-term contract liabilities are included within deferred revenue on the condensed consolidated balance sheets. Long-term contract liabilities are included within long-term deferred revenue, which is classified within other non-current liabilities on the condensed consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2022 was $19.0 million for the six months ended June 30, 2023.

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

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Variable consideration accounted for under the variable consideration allocation exception associated with unsatisfied performance obligations or an unsatisfied promise that forms part of a single performance obligation under application of the series guidance have been excluded. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription and marketing technology solutions revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of June 30, 2023, was $22.3 million, which is comprised of contracts where the contract term under ASC 606, Revenue from Contracts with Customers, is in excess of one year. The Company expects to recognize approximately 61% of its remaining performance obligations as revenue within the next year, 27% of its remaining performance obligations as revenue the subsequent year, 9% of its remaining performance obligations as revenue in the third year, and the remainder during the two year period thereafter.

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

Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s consolidated balance sheets. The costs to obtain contracts are amortized over five years, which corresponds with the useful life of the related capitalized software. Short-term assets were $7.6 million and $6.6 million at June 30, 2023 and December 31, 2022, respectively, and long-term assets were $16.8 million and $15.1 million at June 30, 2023 and December 31, 2022, respectively. The Company recorded amortization expense within sales and marketing on the condensed consolidated statements of operations and comprehensive loss of $1.5 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and $2.8 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively. The Company recorded amortization expense within cost of revenues on the condensed consolidated statements of operations and comprehensive loss of $0.5 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.

EverCommerce Inc.
June 30, 2023
Notes to Condensed Consolidated Financial Statements
The Company has concluded that there are no other material costs incurred in fulfillment of customer contracts that are not accounted for under other GAAP, which meet the capitalization criteria under ASC 606 and FASB ASC Topic 340-40, Accounting for Other Assets and Deferred Costs (“ASC 340-40”).

Note 4. Goodwill

Goodwill activity consisted of the following for the six months ended June 30, 2023 (in thousands):

Balance at December 31, 2022	$914,082
Effect of foreign currency exchange rate changes	(1,306)
Balance at June 30, 2023	$912,776

Note 5. Intangible Assets

Intangible assets consisted of the following as of:

	June 30, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$606,305	$300,889	$305,416
Developed technology	2-12 years	105,878	67,510	38,368
Trade name	3-10 years	38,156	22,095	16,061
Non-compete agreements	2-5 years	2,401	2,225	176
Total		$752,740	$392,719	$360,021

	December 31, 2022
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$605,753	$265,342	$340,411
Developed technology	2-12 years	105,766	59,208	46,558
Trade name	3-10 years	38,131	19,725	18,406
Non-compete agreements	2-5 years	2,402	2,057	345
Total		$752,052	$346,332	$405,720

Amortization expense was $22.9 million and $25.3 million for the three months ended June 30, 2023 and 2022, respectively, and $46.1 million and $50.5 million for the six months ended June 30, 2023 and 2022, respectively.

EverCommerce Inc.
June 30, 2023
Notes to Condensed Consolidated Financial Statements
Note 6. Property and Equipment

Property and equipment consisted of the following as of:

	June 30,	December 31,
	2023	2022
	(in thousands)

Computer equipment and software	$10,324	$9,327
Furniture and fixtures	3,726	3,570
Leasehold improvements	11,986	11,941
Total property and equipment	26,036	24,838
Less accumulated depreciation	(14,918)	(12,908)
Property and equipment, net	$11,118	$11,930

Depreciation expense was $1.0 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and $2.0 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively.

Note 7. Capitalized Software

Capitalized software consisted of the following as of:

	June 30,	December 31,
	2023	2022
	(in thousands)

Capitalized software	$54,849	$45,872
Less: accumulated amortization	(17,145)	(13,318)
Capitalized software, net	$37,704	$32,554

Amortization expense was $2.0 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and $3.8 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively. During the ordinary course of business, the Company may determine that certain capitalized features of its software will no longer be used either internally or to deliver value to its customers. The Company recorded a charge to general and administrative on the accompanying condensed consolidated statements of operations and comprehensive loss of $0.2 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively, related to capitalized features no longer expected to be used.

EverCommerce Inc.
June 30, 2023
Notes to Condensed Consolidated Financial Statements
Note 8. Leases

The Company leases real estate from unrelated parties under operating lease agreements that have initial terms ranging from one year to 11 years. Some leases include one or more options to renew, generally at our sole discretion, of five additional years each.

The components of lease expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)

Operating lease cost	$1,673	$1,960	$3,297	$4,077
Variable lease cost	614	374	1,109	748
Short-term lease cost	94	99	149	188
Total lease cost	$2,381	$2,433	$4,555	$5,013

Supplemental cash flow information related to leases is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)

Cash paid for operating lease liabilities	$1,891	$2,204	$3,733	$3,975
Operating lease assets obtained in exchange for operating lease liabilities	$183	$93	$183	$633

Supplemental balance sheet information, included in other non-current assets, accrued expenses and other and other non-current liabilities on the consolidated balance sheet, related to leases is as follows:

	June 30,	December 31,
	2023	2022
	(in thousands)

Operating lease right-of-use assets	$17,747	$21,756

Current operating lease liabilities	4,664	5,239
Long-term operating lease liabilities	19,476	22,500
Total operating lease liabilities	$24,140	$27,739

At June 30, 2023 and December 31, 2022, the weighted average remaining lease term for operating leases was 6.09 years and 6.34 years, respectively, and the weighted average discount rate was 4.8%.

EverCommerce Inc.
June 30, 2023
Notes to Condensed Consolidated Financial Statements
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of June 30, 2023 is as follows (in thousands):

Year ended December 31,
2023 (remainder of year)	$3,118
2024	4,843
2025	4,424
2026	4,232
2027	3,771
Thereafter	8,452
Total lease payments	28,840
Less: imputed interest	4,700
Total present value of lease liabilities	$24,140
Note 9. Long-Term Debt

Long-term debt consisted of the following as of:

	June 30,	December 31,
	2023	2022
	(in thousands)

Term notes with interest payable monthly, interest rate at Adjusted LIBOR or Alternative Base Rate (“ABR”), plus an applicable margin of 3.25% (8.40371% at June 30, 2023) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2028	$540,375	$543,125
Revolver with interest payable monthly, interest rate at Adjusted LIBOR or ABR, plus an applicable margin of 3.25% (8.46771% at June 30, 2023), and outstanding balance due July 2026	—	—
Principal debt	540,375	543,125
Deferred financing costs on long-term debt	(4,439)	(4,900)
Discount on long-term debt	(1,612)	(1,779)
Total debt	534,324	536,446
Less current maturities	5,500	5,500
Long-term portion	$528,824	$530,946

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

EverCommerce Inc.
June 30, 2023
Notes to Condensed Consolidated Financial Statements
period plus 1%. The applicable rate for the Term Loans and the Revolver is 3% for Eurocurrency borrowings and 2% for ABR Borrowings, in each case subject to change based on our first lien net leverage ratio.

As a result of recent regulatory guidance and proposals for reform, the ICE Benchmark Administration Limited, the administrator of LIBOR, ceased publication of USD LIBOR as a representative rate after June 30, 2023. On June 26, 2023, the Credit Facilities were amended to replace the reference rate of LIBOR with the Adjusted Term SOFR Rate (see definition below). The interest rate on any loans outstanding under the Credit Facilities continued to be determined by reference to USD LIBOR until June 30, 2023, after which time the interest rates on such loans began bearing interest by reference to SOFR. The Company continues to monitor the impact of the transition from LIBOR to SOFR on its business but does not expect a significant impact to the consolidated financial statements.

Effective as of July 1, 2023, borrowings under the Credit Facilities bear interest at the Company’s option at ABR plus an applicable rate, or at a forward-looking term rate based upon the secured overnight financing rate, plus (i) (a) with respect to Term Loans, credit spread adjustments of 0.11448%, 0.26161%, 0.42826% and 0.71513% for interest periods of one three, six and twelve months, respectively and (b) with respect to revolving loans, 0.0% (“Adjusted SOFR”) plus (ii) an applicable rate, in each case with such applicable rate based on the Company’s first lien net leverage ratio. The ABR represents the highest of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and the Adjusted SOFR for a one month interest period plus 1%. The applicable rate for the Term Loans and the Revolver is 3.0% for Adjusted SOFR borrowings and 2.0% for ABR borrowings, in each case subject to change based on our first lien net leverage ratio.

The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of June 30, 2023, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. If no such trading prices are available, the Company determines the fair value of long-term debt using discounted cash flows, applying current interest rates and current credit spreads, based on its own credit risk. The fair value amounts were approximately $539.0 million and $531.6 million as of June 30, 2023 and December 31, 2022, respectively.

Effective October 31, 2022, the Company entered into an interest rate swap agreement (the “Initial Swap”) in connection with the Company’s Credit Facilities for a notional amount of $200.0 million to convert a portion of the floating rate component of the Term Loans from a floating rate to a fixed rate. The Initial Swap agreement has a term of five years with a fixed rate in the agreement of 4.212%, as amended in June 2023. Additionally, effective March 31, 2023, the Company entered into a second interest rate swap agreement (the “Second Swap” and together with the Initial Swap, the “Swap Agreements”) in connection with the Company’s Credit Facilities for a notional amount of $100.0 million to convert a portion of the floating rate component of the Term Loans from a floating rate to a fixed rate. The Second Swap agreement has a term of approximately 4.5 years with a fixed rate in the agreement of 3.951%, as amended in June 2023.

The Swap Agreements are accounted for as derivatives whereby the fair value of each contract is reported within the consolidated balance sheet, and associated gains or losses resulting from changes in the fair value are reported in interest and other expense, net, in the statement of operations and comprehensive loss. As of June 30, 2023 the fair value of the Second Swap was an asset of $0.4 million while the fair value of the Initial Swap was a liability of $1.2 million and are reported in other non-current assets and other non-current liabilities, respectively, on the condensed consolidated balance sheet.

The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and are secured by substantially all assets of the Company. As of June 30, 2023, the Company was in compliance with all of its covenants.

EverCommerce Inc.
June 30, 2023
Notes to Condensed Consolidated Financial Statements

Aggregate maturities of the Company’s debt for the years ending December 31 are as follows as of June 30, 2023 (in thousands):

Year ending December 31:
2023 (remainder of year)	$2,750
2024	5,500
2025	5,500
2026	5,500
2027	5,500
Thereafter	515,625
Total aggregate maturities of the Company’s debt	$540,375

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

The Company repurchased and retired 0.9 million shares and 4.0 million shares of common stock for $10.0 million and $39.6 million including transaction fees, during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, $17.5 million remains available under the Repurchase Program.

Note 11. Stock-Based Compensation

In 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the granting of stock-based awards, including stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, and other stock-based awards. In connection with the Initial Public Offering (“IPO”), the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO and, as a result of which, the Company can no longer make awards under the 2016 Plan. The 2021 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2021 Plan was 22,000,000 shares, inclusive of available shares previously reserved for issuance under the 2016 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 3% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the

EverCommerce Inc.
June 30, 2023
Notes to Condensed Consolidated Financial Statements
Company’s board of directors, provided that no more than 22,000,000 shares may be issued upon the exercise of incentive stock options. Based on the Company’s outstanding shares of common stock as of December 31, 2022, as of January 1, 2023 the number of shares reserved for issuance under the 2021 Plan increased by 5.7 million.

In connection with the IPO, the Company’s board of directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). For more information on the ESPP, refer to Note 12 in the Annual Report on Form 10-K.

The following table summarizes our restricted stock unit (“RSU”) and stock option activity for the six months ended June 30, 2023:

	RSUs	Stock Options
	(in thousands)

Outstanding as of January 1, 2023	2,022	16,937
Granted	2,839	—
Vested or exercised	(347)	(103)
Cancelled or forfeited	(24)	(78)
Outstanding as of March 31, 2023	4,490	16,756
Granted	149	—
Vested or exercised	(404)	(38)
Cancelled or forfeited	(188)	(2,799)
Outstanding as of June 30, 2023	4,047	13,919

As of June 30, 2023, total unrecognized compensation expense was $37.1 million and $14.9 million related to outstanding restricted stock units and outstanding stock options, respectively.

Stock-based compensation expense was classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)

Cost of revenues	$127	$87	$235	$169
Sales and marketing	477	419	879	747
Product development	604	496	1,166	888
General and administrative	5,033	5,506	11,475	10,839
Total stock-based compensation expense	$6,241	$6,508	$13,755	$12,643

EverCommerce Inc.
June 30, 2023
Notes to Condensed Consolidated Financial Statements
Note 12. Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock as of:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands except per share amounts)

Numerator for basic and diluted EPS – net loss attributable to common stockholders	$(896)	$(12,881)	$(21,671)	$(26,190)
Denominator:
Denominator for basic and diluted EPS – weighted-average shares of common stock outstanding used in computing net loss per share	188,277	195,650	189,157	195,542
Basic and diluted net loss per share attributable to common stockholders	$—	$(0.07)	$(0.11)	$(0.13)

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect as of:

	June 30,
	2023	2022
	(in thousands)
Outstanding options to purchase common stock and unvested RSUs	17,965	19,379
Total anti-dilutive outstanding potential common stock	17,965	19,379

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
June 30, 2023
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

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2023 or 2022.

The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of:

	June 30, 2023				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Assets:
Money market	$470	$—	$—	$470	Cash equivalents
Interest rate swaps	$—	$446	$—	$446	Other non-current assets
Liability:
Interest rate swaps	$—	$1,191	$—	$1,191	Other non-current liabilities

	December 31, 2022				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$6,568	$—	$—	$6,568	Cash equivalents
Liability:
Interest rate swap	$—	$2,893	$—	$2,893	Other non-current liabilities

Note 14. Income Taxes

Our provision for income taxes in interim periods is based on our estimated annual effective tax rate plus the impact, if any, of discrete items recognized in the interim period. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined.

The income tax benefit (expense) was $2.1 million and $(0.1) million for the three months ended June 30, 2023 and 2022, respectively, and $1.8 million and $5.7 million for the six months ended June 30, 2023 and 2022, respectively. The difference in income tax benefit (expense) for the three and six months ended June 30, 2023 as compared to the corresponding period in 2022 was primarily driven by discrete items, including the release of a foreign valuation allowance in the three and six months ended June 30, 2023 and a California law change and an intercompany intellectual property sale in the six months ended June 30, 2022.

EverCommerce Inc.
June 30, 2023
Notes to Condensed Consolidated Financial Statements
The Company reviews the realizability of its deferred tax assets quarterly. In the three months ended June 30, 2023, the Company changed its determination on the realizability of certain foreign deferred tax assets, releasing valuation allowance based on historical and projected pre-tax book income. A $2.5 million reversal of valuation allowance was recognized during the three months ended June 30, 2023, of which $0.5 million was associated with the annual effective tax rate based on current year projections and $2.0 million recorded as a discrete item.

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

Year ended December 31,
2023 (remainder of year)	$6,503
2024	13,040
2025	10,279
2026	2,125
2027	2,625
Thereafter	687
Total future minimum payments due	$35,259
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
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of June 30, 2023 and December 31, 2022, the Company recorded a liability in the amount of $10.4 million and $11.2 million, respectively, within current liabilities and other long-term liabilities as a provision for sales and use, gross receipts and goods and services tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.

Note 16. Geographic Areas

The following table sets forth long-lived assets by geographic area as of:

	June 30,	December 31,
	2023	2022
	(in thousands)

United States	$38,666	$36,226
International	$10,156	$8,258

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

Our business benefits from attractive unit economics. Approximately 95% of our revenue in the six months ended June 30, 2023 and 2022 was recurring or re-occurring, and we maintained an annualized net revenue retention rate of approximately 98% for the quarter ended June 30, 2023. Excluding our marketing technology solutions, our annualized net revenue retention rate for our core software and payments solutions was greater than 100% for the three months ended June 30, 2023. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.

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

We acquire companies to deepen our competitive moats in existing verticals and enter new verticals and geographies. We have acquired 52 companies since our inception. We have an established framework for identification, execution, integration, and onboarding of targets, which leverages our significant acquisition experience and utilizes internal criteria for evaluating acquisition candidates and prospective businesses. We have developed and refined our internal criteria over time with our acquisitions, which has helped us to more readily identify attractive and complementary targets that can be efficiently onboarded. These acquired solutions can bring deep industry expertise and vertically-tailored software solutions that provide additional sources of growth. We believe that our methodology, track record, and reputation for sourcing, evaluating, and integrating acquisitions positions us as an “acquirer-of-choice” for potential targets.

Impact of Macroeconomic Climate

The macroeconomic climate continues to see pressure from global developments such as the COVID-19 pandemic, rising inflation, the strengthened US Dollar, rising interest rates and supply chain disruptions. These developments have had and may continue to have an adverse effect on our revenues and demand for our products and services, as well as on our costs of doing business. We have taken and will continue to take actions to help mitigate the impact of these economic challenges, but there can be no assurance as to the effectiveness of our efforts going forward.

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

Key Factors Affecting Our Performance

We believe that our performance and future success depends on a number of factors that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, please see “Key Factors Affecting Our Performance” in the Management’s Discussion and Analysis section of our Annual Report on Form

10-K. For a discussion about why we consider our Non-GAAP measures useful and a discussion of the material risks and limitations of such measures, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Business and Financial Metrics – Non-GAAP Financial Measures” included in our Annual Report on Form 10-K filed on March 15, 2022.

Key Business and Financial Metrics

In addition to our results and measures of performance determined in accordance with Generally Accepted Accounting Principles (“GAAP”), we believe the following key business and non-GAAP financial measures are useful in evaluating and comparing our financial and operational performance over multiple periods, identifying trends affecting our business, formulating business plans and making strategic decisions.

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

Our Pro Forma Revenue Growth rate was 8.1% and 10.1% for the three and six months ended June 30, 2023, respectively, reflective of the underlying growth in our business including new customers and providing more solutions to existing customers. Our Pro Forma Revenue Growth rate for the three and six months ended June 30, 2023 was equal to our actual revenue growth rate as there were no acquisitions in the periods presented.

Non-GAAP Financial Measures

Adjusted Gross Profit

Gross profit is calculated as total revenue less cost of revenue (exclusive of depreciation and amortization), amortization of developed technology, amortization of capitalized software and depreciation expense (allocated to cost of revenues). We calculate Adjusted Gross Profit as gross profit adjusted to exclude depreciation and amortization allocated to cost of revenues. Adjusted Gross Profit should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other GAAP measures of income (loss) or profitability. The following table presents a reconciliation of gross profit, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted Gross Profit on a consolidated basis.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)

Revenue	$170,052	$157,246	$331,188	$300,822
Cost of revenues (exclusive of depreciation and amortization)	58,185	55,103	114,131	105,848
Amortization of developed technology	3,825	4,102	7,649	8,253
Amortization of capitalized software	2,013	1,204	3,827	2,340
Depreciation expense allocated to cost of revenues	257	295	528	561
Gross profit	105,772	96,542	205,053	183,820
Depreciation and amortization	6,095	5,601	12,004	11,154
Adjusted gross profit	$111,867	$102,143	$217,057	$194,974

Adjusted EBITDA

We calculate Adjusted EBITDA as net loss adjusted to exclude interest and other expense, net, income tax expense (benefit), depreciation and amortization, other amortization, acquisition related costs, stock-based compensation, and other non-recurring costs. Other amortization includes amortization for capitalized contract acquisition costs. Acquisition related costs and non-recurring costs are specific deal-related costs such as legal fees, financial and tax due diligence, consulting and escrow fees as well as expenses such as system implementation costs and severance related to planned restructuring activities. Acquisition related and non-recurring costs are excluded as they are not representative of our underlying operating performance. Adjusted EBITDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other GAAP measures of income (loss).

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA on a consolidated basis.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)

Net loss	$(896)	$(12,881)	$(21,671)	$(26,190)
Adjusted to exclude the following:
Interest and other expense, net	4,761	6,702	19,949	12,180
Income tax expense (benefit)	(2,083)	75	(1,784)	(5,662)
Depreciation and amortization	25,990	27,520	51,940	54,911
Other amortization	1,444	1,028	2,753	1,970
Stock-based compensation expense	6,241	6,508	13,755	12,643
Acquisition related costs and non-recurring costs	3,341	1,797	5,795	3,859
Adjusted EBITDA	$38,798	$30,749	$70,737	$53,711
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

We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the mix of revenue between Subscription and Transaction Fees and Marketing Technology Solutions, labor costs, third-party expenses and acquisitions. In particular, Marketing Technology Solutions revenue generally has a higher cost of revenue as a percentage of revenue than our Subscription and Transaction Fee revenue. For the three and six months ended June 30, 2023, revenue from Subscription and Transaction Fees increased 12.7% and 13.6%, respectively, compared to the three and six months ended June 30, 2022, respectively, whereas Marketing Technology Solutions revenue decreased 2.0% and increased 1.8%, respectively. To the extent our Marketing Technology Solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our Subscription and Transaction Fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.

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

Income Tax Benefit (Expense)

US GAAP requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit (expense) of net operating loss and tax credit carryforwards. Income taxes are recognized for the amount of taxes payable by the Company's corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

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

Comparison of the three and six months ended June 30, 2023 and 2022

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)

Revenues:
Subscription and transaction fees	$130,305	$115,648	$254,125	$223,649
Marketing technology solutions	34,455	35,160	66,243	65,064
Other	5,292	6,438	10,820	12,109
Total revenues	170,052	157,246	331,188	300,822
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	58,185	55,103	114,131	105,848
Sales and marketing (1)	30,675	29,946	61,574	60,091
Product development (1)	18,331	17,423	37,034	35,060
General and administrative (1)	35,089	33,358	70,015	64,584
Depreciation and amortization	25,990	27,520	51,940	54,911
Total operating expenses	168,270	163,350	334,694	320,494
Operating income (loss)	1,782	(6,104)	(3,506)	(19,672)
Interest and other expense, net	(4,761)	(6,702)	(19,949)	(12,180)
Net loss attributable to common stockholders before income tax benefit (expense)	(2,979)	(12,806)	(23,455)	(31,852)
Income tax benefit (expense)	2,083	(75)	1,784	5,662
Net loss attributable to common stockholders	$(896)	$(12,881)	$(21,671)	$(26,190)

(1)Includes stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)

Cost of revenues	$127	$87	$235	$169
Sales and marketing	477	419	879	747
Product development	604	496	1,166	888
General and administrative	5,033	5,506	11,475	10,839
Total stock-based compensation expense	$6,241	$6,508	$13,755	$12,643

Revenues

	Three months ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Revenues:
Subscription and transaction fees	$130,305	$115,648	$14,657	12.7%
Marketing technology solutions	34,455	35,160	(705)	(2.0)%
Other	5,292	6,438	(1,146)	(17.8)%
Total revenues	$170,052	$157,246	$12,806	8.1%

	Six months ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Revenues:
Subscription and transaction fees	$254,125	$223,649	$30,476	13.6%
Marketing technology solutions	66,243	65,064	1,179	1.8%
Other	10,820	12,109	(1,289)	(10.6)%
Total revenues	$331,188	$300,822	$30,366	10.1%

Revenues increased $12.8 million or 8.1% and $30.4 million or 10.1% for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases were primarily driven by a $7.7 million and $16.3 million increase, respectively, from software & subscription revenues due to an expansion in our number of customers and certain price increases across our portfolio. Additionally, there was a $7.0 million and $14.2 million increase, respectively, for higher transaction volumes processed through our payments platforms.

Cost of Revenues

	Three months ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Cost of revenues (exclusive of depreciation and amortization presented separately below)	$58,185	$55,103	$3,082	5.6%
Percentage of revenues	34.2%	35.0%

	Six months ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Cost of revenues (exclusive of depreciation and amortization presented separately below)	$114,131	$105,848	$8,283	7.8%
Percentage of revenues	34.5%	35.2%

Cost of revenues increased by $3.1 million or 5.6% and $8.3 million or 7.8% for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases were primarily comprised of an additional $1.5 million and $2.8 million of lead generation expense, respectively, $1.2 million and $2.3 million of promotional spend, respectively, $0.7 million and $1.7 million of personnel and compensation expense, respectively, $0.6 million and $1.5 million of email and SMS expense, respectively, and $0.7 million and $1.4 million of campaign mail expense, respectively, partially offset by a $1.9 million and $3.2 million decrease in media spend, respectively. As a percentage of revenue, cost of revenues was 34.2% and 35.0% for the three months ended June 30, 2023 and 2022, respectively, and 34.5% and 35.2% for the six months ended June 30, 2023 and 2022, respectively.

Sales and Marketing

	Three months ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Sales and marketing	$30,675	$29,946	$729	2.4%
Percentage of revenues	18.0%	19.0%

	Six months ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Sales and marketing	$61,574	$60,091	$1,483	2.5%
Percentage of revenues	18.6%	20.0%

Sales and marketing expenses increased by $0.7 million or 2.4% and $1.5 million or 2.5% for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022. Sales and marketing expenses were relatively consistent as a percentage of revenue compared to the applicable prior year period with sales and marketing expenses as a percentage of revenue of 18.0% and 19.0% for the three months ended June 30, 2023 and 2022, respectively, and 18.6% and 20.0% for the six months ended June 30, 2023 and 2022, respectively.

Product Development

	Three months ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Product development	$18,331	$17,423	$908	5.2%
Percentage of revenues	10.8%	11.1%

	Six months ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Product development	$37,034	$35,060	$1,974	5.6%
Percentage of revenues	11.2%	11.7%

Product development expenses increased by $0.9 million or 5.2% and $2.0 million or 5.6% for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases were a result of continued investment in our technology and teams to support our various solutions as well as centralized security operations, information technology and cloud engineering, with an additional $0.2 million and $0.8 million of software and tools expense, respectively, and $0.7 million and $0.8 million of personnel and compensation expense, respectively. As a percentage of revenue, product development expenses were 10.8% and 11.1% for the three months ended June 30, 2023 and 2022, respectively, and 11.2% and 11.7% for the six months ended June 30, 2023 and 2022, respectively.

General and Administrative

	Three months ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)

General and administrative	$35,089	$33,358	$1,731	5.2%
Percentage of revenues	20.6%	21.2%

	Six months ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)

General and administrative	$70,015	$64,584	$5,431	8.4%
Percentage of revenues	21.1%	21.5%

General and administrative expenses increased by $1.7 million or 5.2% and $5.4 million or 8.4% for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases were primarily driven by an additional $0.5 million and $2.0 million of personnel and compensation expense, respectively, $1.9 million and $2.8 million of bad debt expense, respectively, and $(0.5) million and $0.6 million of stock-based compensation expense (benefit). As a percentage of revenue, general and administrative expenses were 20.6% and 21.2% for the three months ended June 30, 2023 and 2022, respectively, and 21.1% and 21.5% for the six months ended June 30, 2023 and 2022, respectively.

Depreciation and Amortization

	Three months ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Depreciation and amortization	$25,990	$27,520	$(1,530)	(5.6)%
Percentage of revenues	15.3%	17.5%

	Six months ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Depreciation and amortization	$51,940	$54,911	$(2,971)	(5.4)%
Percentage of revenues	15.7%	18.3%

Depreciation and amortization decreased by $1.5 million or 5.6% and $3.0 million or 5.4% for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022. These decreases were primarily driven by a decrease of $2.3 million and $4.4 million in intangible assets’ amortization, respectively, partially offset by $0.8 million and $1.5 million of additional capitalized software amortization, respectively. As a percentage of revenue, depreciation and amortization expenses were 15.3% and 17.5% for the three months ended June 30, 2023 and 2022, respectively, and 15.7% and 18.3% for the six months ended June 30, 2023 and 2022, respectively.

Interest and Other Expense, net

	Three months ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Interest and other expense, net	$4,761	$6,702	$(1,941)	(29.0)%
Percentage of revenues	2.8%	4.3%

	Six months ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Interest and other expense, net	$19,949	$12,180	$7,769	63.8%
Percentage of revenues	6.0%	4.0%

Interest and other expense, net, decreased by $1.9 million or 29.0% and increased by $7.8 million or 63.8% for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022. For the three months, the decrease was primarily driven by an unrealized gain of $6.4 million on the interest rate swaps recorded during the three months ended June 30, 2023 offset by higher interest expense on the Company’s Credit Facilities (as defined below) of $5.0 million. For the six months, the increase was primarily driven by higher interest expense on the Company’s Credit Facilities of $10.5 million offset by an unrealized gain of $2.1 million on the interest rate swaps recorded during the six months ended June 30, 2023. As a percentage of revenue, interest and other expense were 2.8% and 4.3% for the three months ended June 30, 2023 and 2022, respectively, and 6.0% and 4.0% for the six months ended June 30, 2023 and 2022, respectively.

Income Tax Benefit (Expense)

	Three months ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Income tax benefit (expense)	$2,083	$(75)	$2,158	n/m *
Percentage of revenues	1.2%	—%
•* Not meaningful

	Six months ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Income tax benefit (expense)	$1,784	$5,662	$(3,878)	(68.5%)
Percentage of revenues	0.5%	1.9%

Income tax benefit (expense) changed by $2.2 million and ($3.9) million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022. The changes were primarily driven by discrete items, including the release of a foreign valuation allowance during the three and six months ended June 30, 2023 and a California law change and an intercompany intellectual property sale in six months ended June 30, 2022. As a percentage of revenue, income tax benefit (expense) was 1.2% and 0% for the three months ended June 30, 2023 and 2022, respectively, and 0.5% and 1.9% for the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, we had cash, cash equivalents and restricted cash of $86.8 million, $190.0 million of available borrowing capacity under our Revolver (as defined below) and $540.4 million outstanding under our Term Loans (as defined below). We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. We expect to consummate acquisitions of complementary businesses in the future that could require us to seek additional equity or debt financing. Market and macroeconomic conditions may, from time to time, impact our ability to raise capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part II, Item 1A. “Risk Factors.”

Cash Flows

The following table sets forth cash flow data for the periods indicated therein:

	Six months ended June 30,
	2023	2022
	(in thousands)

Net cash provided by operating activities	$41,146	$24,002
Net cash used in investing activities	(10,686)	(9,057)
Net cash used in financing activities	(39,769)	(2,507)
Effect of foreign currency exchange rate changes on cash	327	(850)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,982)	$11,588

Cash Flow from Operating Activities

Net cash provided by operating activities was $41.1 million for the six months ended June 30, 2023, compared to $24.0 million for the six months ended June 30, 2022. Changes in net cash provided by operating activities result primarily from cash received from net sales within our subscription and transaction fees and marketing technology solutions. Other drivers of the changes in net cash provided by operating activities include payments for personnel expenses for our employees, costs related to delivering our services and products, partner commissions, advertising and interest on our long-term debt.

The increase in cash provided by operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to higher cash collections from our subscription and transaction fees and marketing technology solutions of approximately $33 million and the timing of payments offset by higher interest payments of $10.7 million, higher investments made to support the growth of our business including personnel expenses of $5.6 million and payments directly related to the delivery of our services and products of $6.4 million.

Cash Flow from Investing Activities

During the six months ended June 30, 2023, net cash used in investing activities was $10.7 million. The cash was used primarily for costs to develop software of $9.5 million, and the remainder was used primarily for purchases of property and equipment.

During the six months ended June 30, 2022, net cash used in investing activities was $9.1 million. The cash was used primarily for costs to develop software of $7.5 million. The remainder was primarily used for purchases of property and equipment.

Cash Flow from Financing Activities

During the six months ended June 30, 2023, net cash used in financing activities was $39.8 million. The cash was primarily used for the repurchase and retirement of shares of our common stock of $39.7 million.

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

Borrowings under the Credit Facilities are available as ABR or Eurocurrency borrowings. ABR borrowings under the Credit Facilities accrue interest at an alternate base rate plus an applicable rate, and Eurocurrency borrowings accrue interest at an LIBOR rate plus an applicable rate. The ABR rate represents the greater of the prime rate,

Federal Reserve Bank of New York rate plus ½ of 1%, and an adjusted LIBOR rate for a one month interest period plus 1%. The applicable rate for the Term Loans and the Revolver is 3% for Eurocurrency borrowings and 2% for ABR Borrowings, in each case subject to change based on our first lien net leverage ratio.

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

As a result of recent regulatory guidance and proposals for reform, the ICE Benchmark Administration Limited, the administrator of LIBOR, ceased publication of USD LIBOR as a representative rate after June 30, 2023. On June 26, 2023, the Credit Facilities were amended to replace the reference rate of LIBOR with the Adjusted Term SOFR Rate (see definition below). The interest rate on any loans outstanding under the Credit Facilities continued to be determined by reference to USD LIBOR until June 30, 2023, after which time the interest rates on such loans began bearing interest by reference to SOFR. The Company continues to monitor the impact of the transition from LIBOR to SOFR on its business but does not expect a significant impact to the consolidated financial statements.

Effective as of July 1, 2023, borrowings under the Credit Facilities bear interest at the Company’s option at ABR plus an applicable rate, or at a forward-looking term rate based upon the secured overnight financing rate, plus (i) (a) with respect to Term Loans, credit spread adjustments of 0.11448%, 0.26161%, 0.42826% and 0.71513% for interest periods of one three, six and twelve months, respectively and (b) with respect to revolving loans, 0.0% (“Adjusted SOFR”) plus (ii) an applicable rate, in each case with such applicable rate based on the Company’s first lien net leverage ratio. The ABR represents the highest of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and the Adjusted SOFR for a one month interest period plus 1%. The applicable rate for the Term Loans and the Revolver is 3.0% for Adjusted SOFR borrowings and 2.0% for ABR borrowings, in each case subject to change based on our first lien net leverage ratio.

Effective October 31, 2022, the Company entered into an interest rate swap agreement in connection with the Company’s Credit Facilities for a notional amount of $200.0 million to convert a portion of the floating rate component of the Term Loans from a floating rate to a fixed rate (the “Initial Swap”). The Initial Swap has a term of five years with a fixed rate in the agreement of 4.212%, as amended in June 2023. Additionally, effective March 31, 2023, the Company entered into a second interest rate swap agreement in connection with the Company’s Credit Facilities for a notional amount of $100.0 million to convert a portion of the floating rate component of the Term Loans from a floating rate to a fixed rate (the “Second Swap”). The Second Swap has a term of approximately 4.5 years with a fixed rate in the agreement of 3.951%, as amended in June 2023.

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

As of June 30, 2023, there was $540.4 million outstanding under our Credit Facilities, all of which was related to the Term Loans as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loans was approximately 8.4% for the three months ended June 30, 2023.

As of June 30, 2023, we were in compliance with the covenants under the Credit Facilities.

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

The Company repurchased and retired 904,000 shares and 4,027,697 shares of common stock for approximately $10.0 million and $39.6 million including transaction fees during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, $17.5 million remains available under the Repurchase Program.

Contractual Obligations

There have been no material changes to our contractual obligations as of June 30, 2023 from those disclosed in our Annual Report on Form 10-K.

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

Our critical accounting policies are described in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Changes in Internal Control over Financial Reporting

We continue to work to remediate our material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

During the three months ended June 30, 2023, we repurchased approximately $10.0 million in shares of our common stock under our stock repurchase program, including transaction fees. The stock repurchase activity under our stock repurchase program during the three months ended June 30, 2023 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except per share and share amounts)

April 1, 2023 - April 30, 2023	904,075	$11.10	904,075	$17,533

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of EverCommerce Inc	8-K	001-40575	3.1	7/9/2021
3.2	Amended and Restated Bylaws of EverCommerce Inc	8-K	001-40575	3.2	7/9/2021
10.1
Amendment No. 2, dated as of June 26, 2023, to the Credit Agreement, dated as of July 6, 2021, among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the other parties and lenders party thereto
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

EVERCOMMERCE INC.

Date: August 8, 2023	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Marc Thompson
Marc Thompson
Chief Financial Officer
(Principal Financial Officer)