Form 10-Q
period 2023-09-30
EverCommerce Inc.
filed 2023-11-07
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, there were 188,658,621 shares of the registrant’s common stock, par value $0.00001, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our limited operating history and evolving business; our recent growth rates may not be sustainable or indicative of future growth; we may not achieve profitability in the future; we may continue to experience significant quarterly and annual fluctuations in our operating results due to a number of factors, which makes our future operating results difficult to predict; we may reduce our rate of acquisitions and may be unsuccessful in achieving continued growth through acquisitions; revenues and profits generated through acquisitions may be less than anticipated, and we may fail to uncover all liabilities of acquisition targets; we may need to incur additional indebtedness or seek capital through new equity or debt financings, which may not be available to us on acceptable terms or at all; we may not be able to continue to expand our share of our existing vertical markets or expand into new vertical markets; we face intense competition in each of the industries in which we operate; the industries in which we operate are rapidly evolving and the market for technology-enabled services that empower small and medium-sized businesses is relatively immature and unproven; we are subject to economic and political risk; we are dependent on payment card networks and payment processors and if we fail to comply with the applicable requirements of our payment network or payment processors, they can seek to fine us, suspend us or terminate our registrations through our bank sponsors; the inability to keep pace with rapid developments and changes in the electronic payments market or are unable to introduce, develop and market new and enhanced versions of our software solutions; real or perceived errors, failures or bugs in our solutions; unauthorized disclosure, destruction or modification of data, disruption of our software or services or cyber breaches; our estimated total addressable market is subject to inherent challenges and uncertainties; actual or perceived inaccuracies in our operational metrics may harm our reputation; failure to effectively develop and expand our sales and marketing capabilities; failure to maintain and enhance our reputation and brand recognition; inability to retain current customers or to sell additional functionality and services to them may adversely affect our revenue growth; our systems and our third-party providers’ systems may fail or our third-party providers may discontinue providing their services or technology or to us specifically; faster growth of lower margin solutions and services than higher margin solutions and services; impacts from COVID-19 and the risk of future pandemics, epidemics or outbreaks of an infectious disease in the United States; economic and political risks, including the business cycles of our clients and changes in the overall level of consumer and commercial spending; our ability to retain and hire skilled personnel; risks related to our indebtedness; risks related to the increasing focus on environmental sustainability and social initiatives; our ability to adequately protect or enforce our intellectual property and other proprietary rights; risk of patent, trademark and other intellectual property infringement claims; risks related to governmental regulation; risks related to our sponsor stockholders agreement and qualifying as a “controlled company” under the rules of The Nasdaq Stock Market; as well as the other factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report on Form 10-K”), as updated by our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EverCommerce Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$87,335	$92,625
Restricted cash	3,488	3,199
Accounts receivable, net of allowance for expected credit losses of $6.3 million and $4.7 million at September 30, 2023 and December 31, 2022, respectively	50,725	48,032
Contract assets	13,233	12,971
Prepaid expenses and other current assets	24,480	23,760
Total current assets	179,261	180,587
Property and equipment, net	10,261	11,930
Capitalized software, net	40,607	32,554
Other non-current assets	46,563	46,855
Intangible assets, net	340,841	405,720
Goodwill	923,766	914,082
Total assets	1,541,299	1,591,728
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,354	$8,373
Accrued expenses and other	57,935	56,963
Deferred revenue	24,639	22,885
Customer deposits	12,188	11,360
Current maturities of long-term debt	5,500	5,500
Total current liabilities	108,616	105,081
Long-term debt, net of current maturities and deferred financing costs	527,762	530,946
Other non-current liabilities	42,765	49,008
Total liabilities	679,143	685,035
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 188,927,445 and 191,447,237 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2	2
Accumulated other comprehensive loss	(12,919)	(10,198)
Additional paid-in capital	1,471,713	1,489,935
Accumulated deficit	(596,640)	(573,046)
Total stockholders’ equity	862,156	906,693
Total liabilities and stockholders’ equity	$1,541,299	$1,591,728
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Subscription and transaction fees	$132,640	$120,085	$386,765	$343,734
Marketing technology solutions	36,838	36,276	103,081	101,340
Other	5,263	1,765	16,083	13,874
Total revenues	174,741	158,126	505,929	458,948
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	61,471	57,655	175,602	163,503
Sales and marketing	30,086	29,440	91,660	89,531
Product development	19,318	18,508	56,352	53,568
General and administrative	31,538	32,164	101,553	96,748
Depreciation and amortization	26,035	27,613	77,975	82,524
Total operating expenses	168,448	165,380	503,142	485,874
Operating income (loss)	6,293	(7,254)	2,787	(26,926)
Interest and other expense, net	(6,666)	(8,890)	(26,615)	(21,070)
Net loss attributable to common stockholders before income tax (expense) benefit	(373)	(16,144)	(23,828)	(47,996)
Income tax (expense) benefit	(241)	291	1,543	5,953
Net loss attributable to common stockholders	(614)	(15,853)	(22,285)	(42,043)
Other comprehensive loss:
Foreign currency translation losses, net	(1,940)	(6,978)	(2,721)	(15,811)
Comprehensive loss attributable to common stockholders	$(2,554)	$(22,831)	$(25,006)	$(57,854)
Basic and diluted net loss per share attributable to common stockholders	$—	$(0.08)	$(0.12)	$(0.22)
Basic and diluted weighted-average shares of common stock outstanding used in computing net loss per share	188,805,421	194,542,764	189,039,709	195,205,260
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2022	191,447	$2	$1,489,935	$(573,046)	$(10,198)	$906,693
Common stock issued upon vesting of restricted stock units	348	—	—	—	—	—
Stock-based compensation	—	—	7,514	—	—	7,514
Stock option exercises	103	—	609	—	—	609
Repurchase and retirement of common stock	(3,124)	—	(29,643)	—	—	(29,643)
Adoption of ASC 326, Current Expected Credit Losses	—	—	—	(1,309)	—	(1,309)
Foreign currency translation losses, net	—	—	—	—	(99)	(99)
Net loss	—	—	—	(20,775)	—	(20,775)
Balance at March 31, 2023	188,774	$2	$1,468,415	$(595,130)	$(10,297)	$862,990
Issuance of common stock for Employee Stock Purchase Plan	324	—	1,765	—	—	1,765
Common stock issued upon vesting of restricted stock units	404	—	—	—	—	—
Stock-based compensation	—	—	6,241	—	—	6,241
Stock option exercises	38	—	300	—	—	300
Repurchase and retirement of common stock including taxes	(904)	—	(10,361)	—	—	(10,361)
Foreign currency translation losses, net	—	—	—	—	(682)	(682)
Net loss	—	—	—	(896)	—	(896)
Balance at June 30, 2023	188,636	$2	$1,466,360	$(596,026)	$(10,979)	$859,357
Common stock issued upon vesting of restricted stock units	295	—	—	—	—	—
Stock-based compensation	—	—	5,855	—	—	5,855
Stock option exercises	156	—	1,073	—	—	1,073
Repurchase and retirement of common stock including taxes	(160)	—	(1,575)	—	—	(1,575)
Foreign currency translation losses, net	—	—	—	—	(1,940)	(1,940)
Net loss	—	—	—	(614)	—	(614)
Balance at September 30, 2023	188,927	$2	$1,471,713	$(596,640)	$(12,919)	$862,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2021	195,384	$2	$1,500,643	$(513,230)	$(1,767)	$985,648
Stock-based compensation	—	—	6,135	—	—	6,135
Stock option exercises	126	—	723	—	—	723
Foreign currency translation losses, net	—	—	—	—	(664)	(664)
Net loss	—	—	—	(13,309)	—	(13,309)
Balance at March 31, 2022	195,510	$2	$1,507,501	$(526,539)	$(2,431)	$978,533
Issuance of common stock for Employee Stock Purchase Plan	218	—	1,804	—	—	1,804
Stock-based compensation	—	—	6,508	—	—	6,508
Stock option exercises	96	—	381	—	—	381
Repurchase and retirement of common stock	(296)	—	(2,665)	—	—	(2,665)
Foreign currency translation losses, net	—	—	—	—	(8,169)	(8,169)
Net loss	—	—	—	(12,881)	—	(12,881)
Balance at June 30, 2022	195,528	2	1,513,529	(539,420)	(10,600)	963,511
Issuance of common stock for Employee Stock Purchase Plan	—	—	(50)	—	—	(50)
Common stock issued upon vesting of restricted stock units	116	—	—	—	—	—
Stock-based compensation	—	—	7,133	—	—	7,133
Stock option exercises	95	—	571	—	—	571
Repurchase and retirement of common stock	(1,801)	—	(19,198)	—	—	(19,198)
Foreign currency translation losses, net	—	—	—	—	(6,978)	(6,978)
Net loss	—	—	—	(15,853)	—	(15,853)
Balance at September 30, 2022	193,938	$2	$1,501,985	$(555,273)	$(17,578)	$929,136
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows provided by operating activities:
Net loss	$(22,285)	$(42,043)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77,975	82,524
Stock-based compensation expense	19,610	19,776
Deferred taxes	(2,066)	(6,855)
Amortization of deferred financing costs and non-cash interest	1,240	1,622
Bad debt expense	5,285	2,362
Other non-cash items	(4,807)	1,583
Changes in operating assets and liabilities:
Accounts receivable, net	(9,145)	(11,722)
Prepaid expenses and other current assets	(1,331)	(7,151)
Other non-current assets	4,511	(1,313)
Accounts payable	(62)	(1,450)
Accrued expenses and other	1,436	(1,308)
Deferred revenue	1,514	2,503
Other non-current liabilities	(3,288)	(916)
Net cash provided by operating activities	68,587	37,612
Cash flows used in investing activities:
Purchases of property and equipment	(2,140)	(2,155)
Capitalization of software costs	(14,727)	(11,440)
Acquisition, net of cash acquired	(14,959)	—
Net cash used in investing activities	(31,826)	(13,595)
Cash flows used in financing activities:
Payments on debt	(4,125)	(6,125)
Exercise of stock options	1,982	1,675
Proceeds from common stock issuance for Employee Stock Purchase Plan	1,765	1,754
Repurchase and retirement of common stock	(41,268)	(21,863)
Net cash used in financing activities	(41,646)	(24,559)
Effect of foreign currency exchange rate changes on cash	(116)	(1,796)
Net decrease in cash and cash equivalents and restricted cash	(5,001)	(2,338)
Cash and cash equivalents and restricted cash:
Beginning of period	95,824	97,559
End of period	$90,823	$95,221
Supplemental disclosures of cash flow information:
Cash paid for interest	$34,112	$19,460
Cash paid for income taxes	$2,939	$1,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022 and the related notes (“Annual Report on Form 10-K”). The December 31, 2022 consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the nine months ended September 30, 2023 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2022 and the related notes. Certain prior year amounts have been reclassified to conform to the current year presentation.
The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in the unaudited condensed consolidated financial statements, including the accompanying notes. The Company bases its estimates on historical factors, current circumstances, and the experience and judgment of management. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates. Significant estimates reflected in the consolidated financial statements include revenue recognition, allowance for expected credit losses, valuation allowances with respect to deferred tax assets, assumptions underlying the fair value used in the calculation of stock-based compensation, valuation of intangible assets and goodwill and useful lives of tangible and intangible assets, among others.
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the guidance in ASC 805 to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. FASB’s objective in issuing the ASU is to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity and inconsistency related to both the recognition of an acquired contract liability and payment terms’ effects on subsequent revenue recognized by the acquirer. This updated standard is effective for annual reporting periods beginning after December 15, 2022. The Company adopted this ASU on January 1, 2023 and it is prospectively applicable to all business combinations from the adoption date. The adoption of this standard was not material to the KickServ Acquisition (see Note 3).
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2024. There was no material impact to our financial statements from the adoption of this standard.
We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the financial statements.
Note 3. Kickserv Acquisition
On August 10, 2023, the Company acquired 100% of the interest of Norman’s Dojo Inc. (“Kickserv”), a provider of field service management software for home service businesses for approximately $15.0 million in cash. The acquisition adds offerings for SMBs across diversified portfolios with an opportunity to capture a broader segment of new customers within the Home Services vertical.
We accounted for the acquisition as a business combination under ASC 805, Business Combinations. Accordingly, the Company recorded identifiable assets acquired and liabilities assumed at their acquisition date estimated fair values, with any excess consideration recognized as goodwill. Goodwill primarily represents the value associated with the assembled workforce and expected synergies subsumed into goodwill. The goodwill recognized as a result of the acquisition of Kickserv is not deductible for tax purposes.
We measured the identifiable assets and liabilities assumed at their acquisition date estimated fair values separately from goodwill, which represent Level 3 fair value measurements as defined in ASC 820, Fair Value Measurement. The estimated fair values were determined by management using the assistance of third-party valuation specialists. The valuation methods used to determine the estimated fair value of intangible assets included the income approach—relief from royalty method for developed technology with an estimated useful life of five years, and the income approach—multi period excess earnings method for customer relationships with an estimated useful life of 13 years. A number of assumptions and estimates were involved in the application of these valuation methods, including revenue forecasts, expected competition, costs of revenues, obsolescence, tax rates, capital spending, customer attrition rates, discount rates and working capital changes. Cash flow forecasts were generally based on pre-acquisition forecasts coupled with estimated revenues and cost synergies available to a market participant.
Our purchase price allocation for the acquisition is preliminary and subject to revision with provisional amounts related to tax-related and other items. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the measurement period, which is not to exceed 12 months from the acquisition date.
The financial results of Kickserv since the closing through September 30, 2023, were not material to our consolidated financial statements, nor were they material to our prior period consolidated results on a pro forma basis.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the estimated fair values of consideration transferred, assets acquired and liabilities assumed at the acquisition date:

August 10, 2023
(in thousands)

Total consideration transferred:
Cash	$14,993

Net assets acquired:
Prepaid expenses and other assets	$51
Intangibles—definite lived	3,155
Goodwill	12,516
Accounts payable, accrued expenses and other	(11)
Deferred tax liability, net	(397)
Deferred revenue	(274)
Other non-current liabilities	(47)
Total net assets acquired	$14,993
Note 4. Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
By pattern of recognition (timing of transfer of services):
Point in time	$17,984	$14,496	$48,141	$40,112
Over time	156,757	143,630	457,788	418,836
Total	$174,741	$158,126	$505,929	$458,948
By geographical market:
United States	$159,859	$146,492	$461,336	$418,510
International	14,882	11,634	44,593	40,438
Total	$174,741	$158,126	$505,929	$458,948
Contract Balances
Supplemental balance sheet information related to contracts from customers as of:

	September 30,	December 31,
	2023	2022
	(in thousands)
Accounts receivable, net	$50,725	$48,032
Contract assets	$13,233	$12,971
Deferred revenue	$24,639	$22,885
Customer deposits	$12,188	$11,360
Long-term deferred revenue	$2,192	$2,496

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
Contract liabilities: Contract liabilities represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Short-term contract liabilities are included within deferred revenue on the condensed consolidated balance sheets. Long-term contract liabilities are included within long-term deferred revenue, which is classified within other non-current liabilities on the condensed consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2022 was $21.0 million for the nine months ended September 30, 2023.
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
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Variable consideration accounted for under the variable consideration allocation exception associated with unsatisfied performance obligations or an unsatisfied promise that forms part of a single performance obligation under application of the series guidance have been excluded. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription and marketing technology solutions revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of September 30, 2023, was $21.4 million, which is comprised of contracts where the contract term under ASC 606, Revenue from Contracts with Customers, is in excess of one year. The Company expects to recognize approximately 61% of its remaining performance obligations as revenue within the next year, 28% of its remaining performance obligations as revenue the subsequent year, 8% of its remaining performance obligations as revenue in the third year, and the remainder during the two year period thereafter.
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
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s condensed consolidated balance sheets. The costs to obtain contracts are amortized over five years, which corresponds with the useful life of the related capitalized software. Short-term assets were $8.1 million and $6.6 million at September 30, 2023 and December 31, 2022, respectively, and long-term assets were $17.5 million and $15.1 million at September 30, 2023 and December 31, 2022, respectively. The Company recorded amortization expense within sales and marketing on the condensed consolidated statements of operations and comprehensive loss of $1.4 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and $4.2 million and $3.1 million for the nine months ended September 30, 2023 and 2022, respectively. The Company recorded amortization expense within cost of revenues on the condensed consolidated statements of operations and comprehensive loss of $0.6 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.6 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company has concluded that there are no other material costs incurred in fulfillment of customer contracts that are not accounted for under other GAAP, which meet the capitalization criteria under ASC 606 and FASB ASC Topic 340-40, Accounting for Other Assets and Deferred Costs (“ASC 340-40”).

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 5. Goodwill

Goodwill activity consisted of the following for the nine months ended September 30, 2023 (in thousands):

Balance at December 31, 2022	$914,082
Acquired goodwill	12,516
Effect of foreign currency exchange rate changes	(2,832)
Balance at September 30, 2023	$923,766
Note 6. Intangible Assets
Intangible assets consisted of the following as of:

	September 30, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	3-20 years	$608,024	$318,175	$289,849
Developed technology	2-12 years	106,702	71,298	35,404
Trade name	3-10 years	38,655	23,183	15,472
Non-compete agreements	2-5 years	2,404	2,288	116
Total		$755,785	$414,944	$340,841

	December 31, 2022
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	3-20 years	$605,753	$265,342	$340,411
Developed technology	2-12 years	105,766	59,208	46,558
Trade name	3-10 years	38,131	19,725	18,406
Non-compete agreements	2-5 years	2,402	2,057	345
Total		$752,052	$346,332	$405,720
Amortization expense was $22.5 million and $25.2 million for the three months ended September 30, 2023 and 2022, respectively, and $68.6 million and $75.7 million for the nine months ended September 30, 2023 and 2022, respectively.
Note 7. Property and Equipment
Property and equipment consisted of the following as of:

	September 30,	December 31,
	2023	2022
	(in thousands)
Computer equipment and software	$10,737	$9,327
Furniture and fixtures	3,741	3,570
Leasehold improvements	11,954	11,941
Total property and equipment	26,432	24,838
Less accumulated depreciation	(16,171)	(12,908)
Property and equipment, net	$10,261	$11,930
Depreciation expense was $1.3 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $3.3 million and $3.1 million for the nine months ended September 30, 2023 and 2022, respectively.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Capitalized Software
Capitalized software consisted of the following as of:

	September 30,	December 31,
	2023	2022
	(in thousands)
Capitalized software	$59,872	$45,872
Less: accumulated amortization	(19,265)	(13,318)
Capitalized software, net	$40,607	$32,554
Amortization expense was $2.3 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, and $6.1 million and $3.7 million for the nine months ended September 30, 2023 and 2022, respectively. During the ordinary course of business, the Company may determine that certain capitalized features of its software will no longer be used either internally or to deliver value to its customers. The Company recorded a charge to general and administrative on the accompanying condensed consolidated statements of operations and comprehensive loss of $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.6 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively, related to capitalized features no longer expected to be used.
Note 9. Leases
The Company leases real estate from unrelated parties under operating lease agreements that have initial terms ranging from one year to 11 years. Some leases include one or more options to renew, generally at our sole discretion, of five additional years each.
The components of lease expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$1,578	$1,851	$4,875	$5,928
Variable lease cost	478	374	1,587	1,121
Short-term lease cost	109	80	258	268
Total lease cost	$2,165	$2,305	$6,720	$7,317
Supplemental cash flow information related to leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cash paid for operating lease liabilities	$1,127	$2,105	$4,860	$6,080
Operating lease assets obtained in exchange for operating lease liabilities	$—	$177	$183	$810

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Supplemental balance sheet information, included in other non-current assets, accrued expenses and other and other non-current liabilities on the condensed consolidated balance sheets, related to leases is as follows:

	September 30,	December 31,
	2023	2022
	(in thousands)
Operating lease right-of-use assets	$16,394	$21,756

Current operating lease liabilities	3,692	5,239
Long-term operating lease liabilities	19,256	22,500
Total operating lease liabilities	$22,948	$27,739
At September 30, 2023 and December 31, 2022, the weighted average remaining lease term for operating leases was 6.03 years and 6.34 years, respectively, and the weighted average discount rate was 4.9%.
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of September 30, 2023 is as follows (in thousands):

Year ended December 31,
2023 (remainder of year)	$1,450
2024	4,751
2025	4,421
2026	4,225
2027	3,775
Thereafter	8,512
Total lease payments	27,134
Less: imputed interest	4,187
Total present value of lease liabilities	$22,948
In addition to what is included in the table above, as of September 30, 2023, we have entered into an office lease that has not yet commenced with aggregate future lease payments of approximately $1.6 million. This lease is expected to commence in the fourth quarter 2023, and will have a lease term of approximately three years.
Note 10. Long-Term Debt
Long-term debt consisted of the following as of:

	September 30,	December 31,
	2023	2022
	(in thousands)
Term notes with interest payable monthly, interest rate at Adjusted SOFR or Alternative Base Rate (“ABR”), plus an applicable margin of 3.25% (8.69554% at September 30, 2023) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2028	$539,000	$543,125
Revolver with interest payable monthly, interest rate at Adjusted SOFR or ABR, plus an applicable margin of 3.25% (8.68056% at September 30, 2023), and outstanding balance due July 2026	—	—
Principal debt	539,000	543,125
Deferred financing costs on long-term debt	(4,210)	(4,900)
Discount on long-term debt	(1,528)	(1,779)
Total debt	533,262	536,446
Less current maturities	5,500	5,500
Long-term portion	$527,762	$530,946

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
In 2021, the Company agreed to two term loans for an aggregate principal amount of $550.0 million (“Term Loans”), a revolver with a capacity of $190.0 million (“Revolver”) and a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. These debt arrangements are collectively referred to herein as the (“Credit Facilities”).
Prior to July 1, 2023, borrowings under the Credit Facilities are available as ABR or Eurocurrency borrowings. ABR borrowings under the Credit Facilities accrued interest at an alternate base rate plus an applicable rate, and Eurocurrency borrowings accrued interest at an adjusted LIBOR rate plus an applicable rate. The ABR rate represented the greater of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and an adjusted LIBOR rate for a one month interest period plus 1%. The applicable rate for the Term Loans and the Revolver is 3% for Eurocurrency borrowings and 2% for ABR Borrowings, in each case subject to change based on our first lien net leverage ratio.
On June 26, 2023, the Credit Facilities were amended to replace the reference rate of LIBOR with the Adjusted SOFR rate (see definition below). The interest rate on any loans outstanding under the Credit Facilities continued to be determined by reference to LIBOR until June 30, 2023, after which time the interest rates on such loans began bearing interest by reference to SOFR. The Company continues to monitor the impact of the transition from LIBOR to SOFR on its business but does not expect a significant impact to the consolidated financial statements.
Effective as of July 1, 2023, borrowings under the Credit Facilities bear interest at the Company’s option at ABR plus an applicable rate, or at a forward-looking term rate based upon the secured overnight financing rate, plus (i) (a) with respect to Term Loans, credit spread adjustments of 0.11448%, 0.26161%, 0.42826% and 0.71513% for interest periods of one, three, six and twelve months, respectively and (b) with respect to revolving loans, a credit spread adjustment of 0.0% (“Adjusted SOFR”) plus (ii) an applicable rate, in each case with such applicable rate based on the Company’s first lien net leverage ratio. The ABR represents the highest of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and the Adjusted SOFR for a one month interest period plus 1%. The applicable rate for the Term Loans and the Revolver is 3.0% for Adjusted SOFR borrowings and 2.0% for ABR borrowings, in each case subject to change based on our first lien net leverage ratio.
The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of September 30, 2023, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. If no such trading prices are available, the Company determines the fair value of long-term debt using discounted cash flows, applying current interest rates and current credit spreads, based on its own credit risk. The fair value amounts were approximately $539.7 million and $531.6 million as of September 30, 2023 and December 31, 2022, respectively.
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
The Swap Agreements are accounted for as derivatives whereby the fair value of each contract is reported within the condensed consolidated balance sheets, and associated gains or losses resulting from changes in the fair value are reported in interest and other expense, net, in the statement of operations and comprehensive loss. As of September 30, 2023 the fair value of the Swap Agreements was an asset of $3.7 million that is reported in other non-current assets on the condensed consolidated balance sheets.
The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and are secured by substantially all assets of the Company. As of September 30, 2023, the Company was in compliance with all of its covenants.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Aggregate maturities of the Company’s debt for the years ending December 31 are as follows as of September 30, 2023 (in thousands):

Year ending December 31:
2023 (remainder of year)	$1,375
2024	5,500
2025	5,500
2026	5,500
2027	5,500
Thereafter	515,625
Total aggregate maturities of the Company’s debt	$539,000
Note 11. Equity
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
The Company repurchased and retired 0.2 million and 4.2 million shares of common stock pursuant to the Repurchase Program for $1.6 million and $41.2 million including transaction fees, during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, $16.0 million remained available under the Repurchase Program.
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
In connection with the IPO, the Company’s board of directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). For more information on the ESPP, refer to Note 12. Stock-Based Compensation in the Annual Report on Form 10-K.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes our restricted stock unit (“RSU”) and stock option activity for the nine months ended September 30, 2023:

	RSUs	Stock Options
	(in thousands)
Outstanding as of January 1, 2023	2,022	16,937
Granted	2,839	—
Vested or exercised	(347)	(103)
Cancelled or forfeited	(24)	(78)
Outstanding as of March 31, 2023	4,490	16,756
Granted	149	—
Vested or exercised	(404)	(38)
Cancelled or forfeited	(188)	(2,799)
Outstanding as of June 30, 2023	4,047	13,919
Granted	87	—
Vested or exercised	(292)	(156)
Cancelled or forfeited	(122)	(124)
Outstanding as of September 30, 2023	3,720	13,639
As of September 30, 2023, total unrecognized compensation expense was $34.1 million and $12.4 million related to outstanding restricted stock units and outstanding stock options, respectively.
Stock-based compensation expense was classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenues	$127	$109	$362	$278
Sales and marketing	402	380	1,281	1,127
Product development	642	501	1,808	1,389
General and administrative	4,684	6,143	16,159	16,982
Total stock-based compensation expense	$5,855	$7,133	$19,610	$19,776
Note 13. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock as of:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands except per share amounts)
Numerator for basic and diluted EPS – net loss attributable to common stockholders	$(614)	$(15,853)	$(22,285)	$(42,043)
Denominator:
Denominator for basic and diluted EPS – weighted-average shares of common stock outstanding used in computing net loss per share	188,805	194,543	189,040	195,205
Basic and diluted net loss per share attributable to common stockholders	$—	$(0.08)	$(0.12)	$(0.22)

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect as of:

	September 30,
	2023	2022
	(in thousands)
Outstanding options to purchase common stock and unvested RSUs	17,359	19,118
Total anti-dilutive outstanding potential common stock	17,359	19,118
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
The carrying value of cash and cash equivalents, accounts receivable, contract assets and accounts payable approximate their fair value because of the short-term nature of these instruments. Our interest rate swaps are valued based upon interest yield curves, interest rate volatility and credit spreads. Our interest rate swaps are classified within Level 2 of the fair value hierarchy as all significant inputs are corroborated by observable data.
There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2023 and 2022.
The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of:

	September 30, 2023				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market	$11,365	$—	$—	$11,365	Cash equivalents
Interest rate swaps	$—	$3,743	$—	$3,743	Other non-current assets

	December 31, 2022				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Money market	$6,568	$—	$—	$6,568	Cash equivalents
Liability:
Interest rate swap	$—	$2,893	$—	$2,893	Other non-current liabilities

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 15. Income Taxes
Our provision for income taxes in interim periods has historically been based on our estimated annual effective tax rate. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined. In the third quarter of 2023, it is the Company's judgement that the estimated annual effective tax rate did not result in a reliable estimate, so an estimate was determined using year to date results.
The income tax (expense) benefit was expense of $0.2 million and a benefit of $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and a benefit of $1.5 million and $6.0 million for the nine months ended September 30, 2023 and 2022, respectively. Our effective income tax rate was (64.6)% and 1.8% for the three months ended September 30, 2023 and 2022, respectively, and 6.5% and 12.4% for the nine months ended September 30, 2023 and 2022, respectively. The difference in income tax (expense) benefit for the three and nine months ended September 30, 2023 as compared to the corresponding period in 2022, with such changes driven primarily by discrete items. The nine months ended September 30, 2023 includes the release of a valuation allowance in the second quarter 2023. The nine months ended September 30, 2022 included a California law change, an intercompany intellectual property sale, and the establishment of a valuation allowance for our New Zealand subsidiaries in the first quarter of 2022.
Note 16. Commitments and Contingencies
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

Year ended December 31,
2023 (remainder of year)	$3,252
2024	13,040
2025	10,279
2026	2,125
2027	2,625
Thereafter	687
Total future minimum payments due	$32,008
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
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of September 30, 2023 and December 31, 2022, the Company recorded a liability in the amount of $10.8 million and $11.2 million, respectively, within current liabilities and other long-term liabilities as a provision for sales and use, gross receipts and goods and services tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.
Note 17. Geographic Areas
The following table sets forth long-lived assets by geographic area as of:

	September 30,	December 31,
	2023	2022
	(in thousands)
United States	$40,245	$36,226
International	$10,623	$8,258

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 18. Subsequent Event
On November 5, 2023, our Board of Directors approved an expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock (from $100.0 million to $150.0 million in total) and an extension to the expiration of the Repurchase Program through December 31, 2024.

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
Our business benefits from attractive unit economics. Approximately 95% of our revenue in the nine months ended September 30, 2023 and 2022 was recurring or re-occurring, and we maintained an annualized net revenue retention rate of approximately 97% for the quarter ended September 30, 2023. Excluding our marketing technology solutions, our annualized net revenue retention rate for our core software and payments solutions was greater than 100% for the three months ended September 30, 2023. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.
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
We acquire companies to deepen our competitive moats in existing verticals and enter new verticals and geographies. We have acquired 53 companies since our inception. We have an established framework for identification, execution, integration, and onboarding of targets, which leverages our significant acquisition experience and utilizes internal criteria for evaluating acquisition candidates and prospective businesses. We have developed and refined our internal criteria over time with our acquisitions, which has helped us to more readily identify attractive and complementary targets that can be efficiently onboarded. These acquired solutions can bring deep industry expertise and vertically-tailored software solutions that provide additional sources of growth. We believe that our methodology, track record, and reputation for sourcing, evaluating, and integrating acquisitions positions us as an “acquirer-of-choice” for potential targets.

Impact of Macroeconomic Climate
The macroeconomic climate continues to see pressure from global developments such as international geopolitical conflict, terrorism, COVID-19, rising inflation, the strengthened US Dollar, rising interest rates and supply chain disruptions. These developments have had and may continue to have an adverse effect on our revenues and demand for our products and services, as well as on our costs of doing business. We have taken and will continue to take actions to help mitigate the impact of these economic challenges, but there can be no assurance as to the effectiveness of our efforts going forward.
For more information regarding the potential impact of COVID-19 on our business, refer to Part I. Item 1A. “Risk Factors—Risks Related to our Business—The COVID-19 pandemic has impacted, and a future pandemic, epidemic or outbreak of an infectious disease could impact, our business, financial condition and results of operations, as well as the business or operations of third parties with whom we conduct business” in our Annual Report on Form 10-K.
Key Factors Affecting Our Performance
We believe that our performance and future success depends on a number of factors that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, please see “Key Factors Affecting Our Performance” in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K. For a discussion about why we consider our Non-GAAP measures useful and a discussion of the material risks and limitations of such measures, please see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Business and Financial Metrics – Non-GAAP Financial Measures” included in our Annual Report on Form 10-K filed on March 15, 2022.
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
Our Pro Forma Revenue Growth rate was 10.3% and 10.2% for the three and nine months ended September 30, 2023, respectively, reflective of the underlying growth in our business including new customers and providing more solutions to existing customers.
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

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2023	2022	$	2023	2022	$
	(in thousands)
Revenue	$174,741	$158,126	$16,615	$505,929	$458,948	$46,981
Cost of revenues (exclusive of depreciation and amortization)	61,471	57,655	3,816	175,602	163,503	12,099
Amortization of developed technology	3,824	4,048	(224)	11,473	12,301	(828)
Amortization of capitalized software	2,224	1,346	878	6,051	3,686	2,365
Depreciation expense allocated to cost of revenues	336	50	286	864	611	253
Gross profit	106,886	95,027	11,859	311,939	278,847	33,092
Depreciation and amortization	6,384	5,444	940	18,388	16,598	1,790
Adjusted gross profit	$113,270	$100,471	$12,799	$330,327	$295,445	$34,882
Adjusted EBITDA
We calculate Adjusted EBITDA as net loss adjusted to exclude interest and other expense, net, income tax expense (benefit), depreciation and amortization, other amortization, acquisition related costs, stock-based compensation, and other non-recurring costs. Other amortization includes amortization for capitalized contract acquisition costs. Acquisition-related and non-recurring costs are specific deal-related costs such as legal fees, financial and tax due diligence, consulting and escrow fees as well as expenses such as system implementation costs and severance related to planned restructuring activities. Acquisition-related and non-recurring costs are excluded as they are not representative of our underlying operating performance. Adjusted EBITDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other GAAP measures of income (loss).
The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA on a consolidated basis.

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2023	2022	$	2023	2022	$
	(in thousands)
Net loss	$(614)	$(15,853)	$15,239	$(22,285)	$(42,043)	$19,758
Adjusted to exclude the following:
Interest and other expense, net	6,666	8,890	(2,224)	26,615	21,070	5,545
Income tax expense (benefit)	241	(291)	532	(1,543)	(5,953)	4,410
Depreciation and amortization	26,035	27,613	(1,578)	77,975	82,524	(4,549)
Other amortization	1,431	1,093	338	4,184	3,063	1,121
Stock-based compensation expense	5,855	7,133	(1,278)	19,610	19,776	(166)
Acquisition-related and non-recurring costs	2,190	1,570	620	7,985	5,429	2,556
Adjusted EBITDA	$41,804	$30,155	$11,649	$112,541	$83,866	$28,675
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
We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the mix of revenue between Subscription and Transaction Fees and Marketing Technology Solutions, labor costs, third-party expenses and acquisitions. In particular, Marketing Technology Solutions revenue generally has a higher cost of revenue as a percentage of revenue than our Subscription and Transaction Fee revenue. For the three and nine months ended September 30, 2023, revenue from Subscription and Transaction Fees increased 10.5% and 12.5%, respectively, and revenue from Marketing Technology Solutions increased 1.5% and 1.7%, respectively, compared to the prior year periods. To the extent our Marketing Technology Solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our Subscription and Transaction Fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.
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
Interest and Other Expense, net
Interest and other expense, net, primarily consists of interest expense on long-term debt, net of interest income. It also includes amortization expense of financing costs and discounts, as well as realized and unrealized gains and losses related to interest rate swap agreements.
Income Tax (Expense) Benefit
US GAAP requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax (expense) benefit of net operating loss and tax credit carryforwards. Income taxes are recognized for the amount of taxes payable by the Company's corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.
Results of Operations
The following tables summarize key components of our results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. We operate as a single reportable segment to reflect the way our chief operating decision maker (“CODM”) reviews and assesses the performance of our business. For additional information concerning our accounting policies, see Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K.
Comparison of the three and nine months ended September 30, 2023 and 2022

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2023	2022	$	2023	2022	$
	(in thousands)
Revenues:
Subscription and transaction fees	$132,640	$120,085	$12,555	$386,765	$343,734	$43,031
Marketing technology solutions	36,838	36,276	562	103,081	101,340	1,741
Other	5,263	1,765	3,498	16,083	13,874	2,209
Total revenues	174,741	158,126	16,615	505,929	458,948	46,981
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	61,471	57,655	3,816	175,602	163,503	12,099
Sales and marketing (1)	30,086	29,440	646	91,660	89,531	2,129
Product development (1)	19,318	18,508	810	56,352	53,568	2,784
General and administrative (1)	31,538	32,164	(626)	101,553	96,748	4,805
Depreciation and amortization	26,035	27,613	(1,578)	77,975	82,524	(4,549)
Total operating expenses	168,448	165,380	3,068	503,142	485,874	17,268
Operating income (loss)	6,293	(7,254)	13,547	2,787	(26,926)	29,713
Interest and other expense, net	(6,666)	(8,890)	2,224	(26,615)	(21,070)	(5,545)
Net loss attributable to common stockholders before income tax (expense) benefit	(373)	(16,144)	15,771	(23,828)	(47,996)	24,168
Income tax (expense) benefit	(241)	291	(532)	1,543	5,953	(4,410)
Net loss attributable to common stockholders	$(614)	$(15,853)	$15,239	$(22,285)	$(42,043)	$19,758

(1)Includes stock-based compensation expense as follows:

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2023	2022	$	2023	2022	$
	(in thousands)
Cost of revenues	$127	$109	$18	$362	$278	$84
Sales and marketing	402	380	22	1,281	1,127	154
Product development	642	501	141	1,808	1,389	419
General and administrative	4,684	6,143	(1,459)	16,159	16,982	(823)
Total stock-based compensation expense	$5,855	$7,133	$(1,278)	$19,610	$19,776	$(166)
Revenues

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2023	2022	$	2023	2022	$
	(in thousands)
Revenues:
Subscription and transaction fees	$132,640	$120,085	$12,555	$386,765	$343,734	$43,031
Marketing technology solutions	36,838	36,276	562	103,081	101,340	1,741
Other	5,263	1,765	3,498	16,083	13,874	2,209
Total revenues	$174,741	$158,126	$16,615	$505,929	$458,948	$46,981
Revenues increased $16.6 million, or 10.5%, and $47.0 million, or 10.2%, for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases were driven primarily by a $6.1 million and $22.3 million increase, respectively, from software & subscription revenues due to an expansion in our number of customers and certain price increases across our portfolio. Additionally, there was a $6.5 million and $20.7 million increase, respectively, due to higher transaction volumes processed through our payment platforms.
Cost of Revenues

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2023	2022	$	2023	2022	$
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization presented separately below)	$61,471	$57,655	$3,816	$175,602	$163,503	$12,099
Percentage of revenues	35.2%	36.5%		34.7%	35.6%
Cost of revenues increased by $3.8 million, or 6.6%, and $12.1 million, or 7.4%, for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. The increase for the three month period was primarily comprised of an additional $2.5 million of lead generation and ad spend subject to resale to customers, $0.9 million of email and SMS expense, and $0.8 million of campaign mail expense. The increase for the nine month period was primarily comprised of an additional $4.3 million of lead generation and ad expense subject to resale to customers, $2.3 million of email and SMS expense, $2.3 million of campaign mail expense, and $1.4 million of personnel and compensation expense. As a percentage of revenue, cost of revenues was 35.2% and 36.5% for the three months ended September 30, 2023 and 2022, respectively, and 34.7% and 35.6% for the nine months ended September 30, 2023 and 2022, respectively.

Sales and Marketing

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2023	2022	$	2023	2022	$
	(dollars in thousands)
Sales and marketing	$30,086	$29,440	$646	$91,660	$89,531	$2,129
Percentage of revenues	17.2%	18.6%		18.1%	19.5%
Sales and marketing expenses increased by $0.6 million, or 2.2%, and $2.1 million, or 2.4%, for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. The increase for the three month period was driven primarily by an additional $0.8 million of advertising expense, partially offset by a $0.1 million decrease in personnel and compensation expense. The increase in the nine month period was driven primarily by an additional $1.1 million of personnel and compensation expense and $0.9 million of software and tools expense. As a percentage of revenue, sales and marketing expenses were 17.2% and 18.6% for the three months ended September 30, 2023 and 2022, respectively, and 18.1% and 19.5% for the nine months ended September 30, 2023 and 2022, respectively.
Product Development

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2023	2022	$	2023	2022	$
	(dollars in thousands)
Product development	$19,318	$18,508	$810	$56,352	$53,568	$2,784
Percentage of revenues	11.1%	11.7%		11.1%	11.7%
Product development expenses increased by $0.8 million, or 4.4%, and $2.8 million, or 5.2%, for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases were a result of continued investment in our technology and teams to support our various solutions as well as centralized security operations, information technology and cloud engineering, driven by an additional $0.6 million and $1.2 million of personnel and compensation expense, respectively, and $0.3 million and $1.1 million of software and tools expense, respectively. As a percentage of revenue, product development expenses were 11.1% and 11.7% for the three and nine months ended September 30, 2023 and 2022, respectively.
General and Administrative

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2023	2022	$	2023	2022	$
	(dollars in thousands)
General and administrative	$31,538	$32,164	$(626)	$101,553	$96,748	$4,805
Percentage of revenues	18.0%	20.3%		20.1%	21.1%
General and administrative expenses decreased by $0.6 million, or 1.9%, and increased $4.8 million, or 5.0%, for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. The decrease for the three month period was driven primarily by a $1.5 million reduction in stock-based compensation expense, partially offset by a $1.2 million increase in personnel and compensation expense. The increase for the nine month period was driven primarily by an additional $3.2 million of personnel and compensation expense and $2.9 million of bad debt expense, partially offset by a $0.8 million decrease in stock-based compensation expense. As a percentage of revenue, general and administrative expenses were 18.0% and 20.3% for the three months ended September 30, 2023 and 2022, respectively, and 20.1% and 21.1% for the nine months ended September 30, 2023 and 2022, respectively.

Depreciation and Amortization

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2023	2022	$	2023	2022	$
	(dollars in thousands)
Depreciation and amortization	$26,035	$27,613	$(1,578)	$77,975	$82,524	$(4,549)
Percentage of revenues	14.9%	17.5%		15.4%	18.0%
Depreciation and amortization decreased by $1.6 million, or 5.7%, and $4.5 million, or 5.5%, for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. The reduction in depreciation and amortization was driven primarily by the reduced rate of replacement assets resulting from a slowdown in business acquisitions. Specifically, these decreases were driven primarily by $2.7 million and $7.2 million in intangible assets’ amortization, respectively, partially offset by $0.9 million and $2.4 million of additional capitalized software amortization, respectively. As a percentage of revenue, depreciation and amortization expenses were 14.9% and 17.5% for the three months ended September 30, 2023 and 2022, respectively, and 15.4% and 18.0% for the nine months ended September 30, 2023 and 2022, respectively.
Interest and Other Expense, net

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2023	2022	$	2023	2022	$
	(dollars in thousands)
Interest and other expense, net	$6,666	$8,890	$(2,224)	$26,615	$21,070	$5,545
Percentage of revenues	3.8%	5.6%		5.3%	4.6%
Interest and other expense, net, decreased by $2.2 million or 25.0% and increased by $5.5 million, or 26.3%, for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. For the three month period, the decrease was driven primarily by an unrealized gain of $4.5 million on the interest rate swaps recorded during the three months ended September 30, 2023 offset by higher interest expense on the Company’s Credit Facilities (as defined below) of $3.3 million. For the nine month period, the increase was driven primarily by higher interest expense on the Company’s Credit Facilities of $13.8 million offset by an unrealized gain of $6.6 million on the interest rate swaps recorded during the nine months ended September 30, 2023. As a percentage of revenue, interest and other expense were 3.8% and 5.6% for the three months ended September 30, 2023 and 2022, respectively, and 5.3% and 4.6% for the nine months ended September 30, 2023 and 2022, respectively.
Income Tax (Expense) Benefit

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2023	2022	$	2023	2022	$
	(dollars in thousands)
Income tax (expense) benefit	$(241)	$291	$(532)	$1,543	$5,953	$(4,410)
Percentage of revenues	(0.1)%	0.2%		0.3%	1.3%
Income tax (expense) benefit changed by $(0.5) million and $(4.4) million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022, with such changes driven primarily by discrete items. The nine months ended September 30, 2023 includes the release of a valuation allowance in the second quarter 2023. The nine months ended September 30, 2022 included a California law change, an intercompany intellectual property sale, and the establishment of a valuation allowance for our New Zealand subsidiaries in the first quarter of 2022. As a percentage of revenue, income tax (expense) benefit was (0.1)% and 0.2% for the three months ended September 30, 2023 and 2022, respectively, and 0.3% and 1.3% for the nine months ended September 30, 2023 and 2022, respectively.
Liquidity and Capital Resources
To date, our primary sources of liquidity have been net cash provided by operating activities, proceeds from equity issuances and proceeds from long-term debt.
Our primary use of liquidity through 2021 was primarily associated with acquisitions of businesses. Subsequent to 2021, we have utilized liquidity for items such as strategic investment in the ongoing transformation of our business and infrastructure, our recent business acquisition of Kickserv and share repurchases authorized through our Repurchase Program. For a description of our recent acquisitions, see Note 3. Acquisitions in our Annual Report on Form 10-K and Note 3. Kickserv Acquisition in this Quarterly Report on Form 10-Q. Absent significant deterioration of market conditions, we expect that working capital requirements, capital expenditures, acquisitions, the Company’s Repurchase Program (defined below), debt servicing and lease obligations will be our principal needs for liquidity going forward.
As of September 30, 2023, we had cash, cash equivalents and restricted cash of $90.8 million, $190.0 million of available borrowing capacity under our Revolver (as defined below) and $539.0 million outstanding under our Term Loans (as defined below). We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. We expect to consummate acquisitions of complementary businesses in the future that could require us to seek additional equity or debt financing. Market and macroeconomic conditions may, from time to time, impact our ability to raise capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part II, Item 1A. “Risk Factors.”
Cash Flows
The following table sets forth cash flow data for the periods indicated therein:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$68,587	$37,612
Net cash used in investing activities	(31,826)	(13,595)
Net cash used in financing activities	(41,646)	(24,559)
Effect of foreign currency exchange rate changes on cash	(116)	(1,796)
Net decrease in cash, cash equivalents and restricted cash	$(5,001)	$(2,338)
Cash Flow from Operating Activities
Net cash provided by operating activities was $68.6 million for the nine months ended September 30, 2023, compared to $37.6 million for the nine months ended September 30, 2022. Changes in net cash provided by operating activities result primarily from cash received from net sales within our subscription and transaction fees and marketing technology solutions. Other drivers of the changes in net cash provided by operating activities include payments for personnel expenses for our employees, costs related to delivering our services and products, partner commissions, advertising and interest on our long-term debt.
The increase in cash provided by operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to higher cash collections from our subscription and transaction fees and marketing technology solutions of approximately $51.0 million and the timing of payments offset by higher interest payments of $14.1 million, higher investments made to support the growth of our business including personnel expenses of $6.9 million and payments directly related to the delivery of our services and products of $10.5 million.
Cash Flow from Investing Activities
During the nine months ended September 30, 2023, net cash used in investing activities of $31.8 million related primarily to the acquisition of Kickserv, net of cash acquired, for approximately $15.0 million, costs to develop software of $14.7 million and the remainder was used primarily for purchases of property and equipment.
During the nine months ended September 30, 2022, net cash used in investing activities of $13.6 million related primarily to costs to develop software of $11.4 million and the remainder was used primarily for purchases of property and equipment.
Cash Flow from Financing Activities
During the nine months ended September 30, 2023, net cash used in financing activities of $41.6 million related primarily to the repurchase and retirement of shares of our common stock of $41.3 million.

During the nine months ended September 30, 2022, net cash used in financing activities of $24.6 million related primarily to the repurchase and retirement of shares of our common stock of $21.9 million.
For additional information regarding our repurchase and retirement of shares of our common stock, refer to Note 11. Equity in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Prior to July 1, 2023, borrowings under the Credit Facilities are available as ABR or Eurocurrency borrowings. ABR borrowings under the Credit Facilities accrued interest at an alternate base rate plus an applicable rate, and Eurocurrency borrowings accrued interest at an LIBOR rate plus an applicable rate. The ABR rate represented the greater of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and an adjusted LIBOR rate for a one month interest period plus 1%. The applicable rate for the Term Loans and the Revolver is 3% for Eurocurrency borrowings and 2% for ABR Borrowings, in each case subject to change based on our first lien net leverage ratio.
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
On June 26, 2023, the Credit Facilities were amended to replace the reference rate of LIBOR with the Adjusted SOFR rate (see definition below). The interest rate on any loans outstanding under the Credit Facilities continued to be determined by reference to LIBOR until June 30, 2023, after which time the interest rates on such loans began bearing interest by reference to SOFR. The Company continues to monitor the impact of the transition from LIBOR to SOFR on its business but does not expect a significant impact to the consolidated financial statements.
Effective as of July 1, 2023, borrowings under the Credit Facilities bear interest at the Company’s option at ABR plus an applicable rate, or at a forward-looking term rate based upon the secured overnight financing rate, plus (i) (a) with respect to Term Loans, credit spread adjustments of 0.11448%, 0.26161%, 0.42826% and 0.71513% for interest periods of one three, six and twelve months, respectively and (b) with respect to revolving loans, a credit spread adjustment of 0.0% (“Adjusted SOFR”) plus (ii) an applicable rate, in each case with such applicable rate based on the Company’s first lien net leverage ratio. The ABR represents the highest of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and the Adjusted SOFR for a one month interest period plus 1%. The applicable rate for the Term Loans and the Revolver is 3.0% for Adjusted SOFR borrowings and 2.0% for ABR borrowings, in each case subject to change based on our first lien net leverage ratio.
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
As of September 30, 2023, there was $539.0 million outstanding under our Credit Facilities, all of which was related to the Term Loans as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loans was approximately 8.7% for the three months ended September 30, 2023.
As of September 30, 2023, we were in compliance with the covenants under the Credit Facilities.
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
The Company repurchased and retired 159,943 shares and 4,187,715 shares of common stock for approximately $1.6 million and $41.2 million including transaction fees during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, $16.0 million remained available under the Repurchase Program.
On November 5, 2023, our Board of Directors approved an expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock (from $100.0 million to $150.0 million in total) and an extension to the expiration of the Repurchase Program through December 31, 2024.
Contractual Obligations
There have been no material changes to our contractual obligations as of September 30, 2023 from those disclosed in our Annual Report on Form 10-K.
Refer to Notes 9. Leases, 10. Long-Term Debt and 16. Commitments and Contingencies in the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and notes thereto for a discussion of our operating leases, debt and contractual obligations, respectively.
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
Our critical accounting policies are described in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Changes in Internal Control over Financial Reporting
We continue to work to remediate our material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
During the three months ended September 30, 2023, we repurchased approximately $1.6 million in shares of our common stock under our stock repurchase program, including transaction fees. The stock repurchase activity under our stock repurchase program during the three months ended September 30, 2023 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
	(in thousands, except per share and share amounts)

September 1, 2023 - September 30, 2023	159,943	$9.83	159,943	$15,962
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
(2)On November 5, 2023, our Board of Directors approved an expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock (from $100.0 million to $150.0 million in total) and an extension to the expiration of the Repurchase Program through December 31, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

EVERCOMMERCE INC.

Date: November 7, 2023	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Marc Thompson
Marc Thompson
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2023	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Chief Accounting Officer
(Principal Accounting Officer)