Form 10-K
period 2023-12-31
EverCommerce Inc.
filed 2024-03-14
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.00001 per share, on the Nasdaq Stock Market on such date, was $265.0 million.
The registrant had outstanding 186,533,055 shares of common stock as of March 8, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, future acquisitions and other capital expenditures, expected closing of the sale of our fitness solutions, and our objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2023. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
•Our recent growth rates may not be sustainable or indicative of future growth.
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
•We are dependent on payment card networks, such as Visa and MasterCard, and payment processors, such as Worldpay and PayPal, and if we fail to comply with the applicable requirements of the payment networks or our payment processors, they can seek to fine us, suspend us, terminate our agreements and/or terminate our registrations through our bank sponsors.
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
•Our information technology systems and our third-party providers’ information technology systems, including Worldpay, PayPal and other payment processing partners, may fail, or our third-party providers may discontinue providing their services or technology generally or to us specifically, which in either case could interrupt our business, cause us to lose business and increase our costs.
•If we are unable to improve our margin, in particular within Marketing Technology Solutions, we may experience lower aggregate profitability and margins.
•A future pandemic, epidemic or outbreak of an infectious disease could impact, our business, financial condition and results of operations, as well as the business or operations of third parties with whom we conduct business.
•We may be unsuccessful in achieving our objectives through acquisitions, dispositions or other strategic transactions.
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
•We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer and user bases, and thereby decrease our revenue.
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

PART I
Item 1. Business
Overview
EverCommerce is simplifying and empowering the lives of business owners whose services support us every day. We provide tailored, integrated Software-as-a-Service (“SaaS”) solutions that support the highly diverse workflows and customer interactions that professionals in home services, health services, and fitness & wellness services need to automate manual processes, generate new business, and create more loyal customers.
EverCommerce is a leading provider of integrated, vertically-tailored SaaS solutions for service-based small- and medium-sized businesses (“service SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. Today, we serve approximately 708,000 customers across three core verticals: Home Services; Health Services; and Fitness & Wellness Services. Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as home improvement contractors and home maintenance technicians, to physician practices and therapists within Health Services, to personal trainers and salon owners within Fitness & Wellness. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly specialized demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. For the year ended December 31, 2023, we estimate that approximately 90% of our customers contributed less than $2,000 in revenue and approximately 5% contributed more than $5,000 in revenue.
Small- and medium-sized businesses (“SMBs”) are an important engine for economic growth. Collectively, in 2023 SMBs represented the single largest employer and employee category in the U.S. economy, accounting for 99.9% of businesses in the United States, 46% of the U.S. private workforce and over 40% of U.S. GDP. The services sector is the backbone of the U.S. economy, representing approximately 77% of U.S. GDP and 80% of U.S. employment. Service businesses are the largest segment of the SMB market, employing approximately 50 million people in the U.S. alone.
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
Since inception, we have taken a differentiated approach from other software providers. We recognize that all service SMBs require solutions that enable them to perform three key functions: (i) acquire new customers and generate new business opportunities; (ii) manage and scale business operations; and (iii) improve and expand on customer relationships. However, services SMBs require functionality specific to their vertical market because the workflows vary by vertical. For example, the business management requirements of Home Services contractors are different than the business management requirements of small physician practices or boutique gyms. As a result, we have built a comprehensive platform designed specifically to meet the unique integrated workflow needs of service SMBs. Our integrated solutions include Business Management Software (such as route-based dispatching, medical practice management and gym member management), Billing & Payment Solutions (such as e-invoicing, mobile payments and integrated payment processing), Customer Experience Solutions (such as reputation management and messaging solutions) and Marketing Technology Solutions (such as websites, hosting and digital lead generation). These solutions help our customers address the challenges posed by legacy solutions by providing software that addresses the complete customer engagement workflow, streamlining front- and back-office processes, driving new sales and retention, enabling deeper performance insights and improving customer experiences with digital, mobile-friendly engagement.
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
Our financial results have reflected our rapid growth. Our revenue has grown at a compound annual growth rate (“CAGR”) of 26.0% from 2020 to 2023, and reached $675.4 million for the year ended December 31, 2023, up from $620.7 million for the year ended December 31, 2022, which represents revenue growth of 8.8% from 2022 to 2023. Our net loss was $45.6 million for the year ended December 31, 2023, compared to a net loss of $59.8 million for the year ended December 31, 2022. Our Adjusted EBITDA reached $155.6 million for the year ended December 31, 2023, up from $119.0 million for the year ended December 31, 2022. Moreover, our business benefits from attractive unit economics; we estimate the lifetime value of our customers to be approximately six times the cost of acquiring them. For a reconciliation of Adjusted EBITDA to the most directly comparable Generally Accepted Accounting Principles (“GAAP”) financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of this measure, please see Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics—Non-GAAP Financial Measures.”
Key trends impacting our industry
Service SMBs are still in the early innings of transforming their businesses for the digital age. We estimate that only 9% of the service SMB market has been penetrated with fully-integrated software solutions. However, we believe that small businesses now generally view digitization as critical to long-term success. Similar to other industries that are going through major digital transformations – including education, life sciences, public sector, real estate and banking – we believe a number of trends are contributing to the adoption of modern, vertically-tailored software solutions for service SMBs. EverCommerce is operating at the center of many of these trends, including:
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
•Digital payments. Digital payment processing solution adoption continues to expand within our core SMB customer base. Six years ago, we estimated that less than 50% of SMBs in the United States had adopted digital payment processing solutions, and instead relied on paper invoices for payment. This has expanded to nearly 80% in the last couple of years, a trend that we expect to continue in the future. Integrated payments (e.g., digital payment acceptance that is embedded into the software that companies use to manage their businesses) have driven operating efficiencies for businesses and have improved payment security and tracking as compared to traditional paper methods.
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
•Sold as point solutions. Existing solutions typically address a single application, use case or stage of a broader customer engagement workflow. These solutions lack the necessary integration of business data and operational workflows that service SMBs need to execute integrated processes. Moreover, they limit visibility into business performance and businesses’ ability to optimize data gathered across various processes.
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
Our market opportunity
We believe our solutions address a massive market opportunity today. We estimate the total number of service SMBs, which represent service-based businesses with 500 or fewer employees, was approximately 456 million globally in 2023, of which 35 million were in North America.
We estimate the total addressable market (“TAM”) for our current solutions was approximately $1.6 trillion globally in 2023, of which approximately $662 billion was in North America, which refers to the United States and Canada. Of the $662 billion, we estimate a $69 billion opportunity in Home Services, a $115 billion opportunity in Health Services, a $26 billion opportunity in Fitness & Wellness Services and a $452 billion opportunity in other services categories. We believe there is considerable runway for long-term growth given the vast majority of our market opportunity is untapped; we estimate that only 9% of the North America service SMB market has been penetrated with fully-integrated software solutions today, and estimate this number to increase to over 13% by 2025.
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
Our solutions
We offer several vertically-tailored suites of solutions, each of which follows a similar and repeatable go-to-market playbook: offer a “system of action” Business Management Software that streamlines daily business workflows, integrate highly complementary, value-add adjacent solutions and complete gaps in the value chain to create integrated solutions. These solutions provide value to service SMBs by improving their ability to market their services, streamline operations and retain and engage their customers.
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
•Billing & Payment Solutions: Our Billing & Payment Solutions provide integrated payments, billing and invoicing automation and business intelligence and analytics. Our omni-channel payments capabilities include point-of-sale, eCommerce, online bill payments, recurring billing, electronic invoicing and mobile payments. Supported payment types include credit card, debit card and Automated Clearing House (“ACH”) processing. Based on the monthly average processing volume for the quarter ended December 31, 2023, we estimate that we process annualized total volume of $11.9 billion. We further estimate that, based on our current customers and payment volumes, we have an aggregate annualized payment processing opportunity of approximately $96 billion. Our payments platform also provides a full suite of service commerce features, including customer management as well as cash flow reporting and analytics. These value-add features help SMBs to ensure more timely billing and payments collection and provide improved cash flow visibility.
•Customer Experience Solutions: Our Customer Experience Solutions modernize how businesses engage and interact with customers by leveraging innovative, bespoke customer listening and communication solutions to improve the customer experience and increase retention. Our software provides customer listening capabilities with real-time customer surveying and analysis to allow standalone businesses and multi-location brands to receive Voice of Customer (“VoC”) insights and manage the customer experience lifecycle. These applications include: customer health scoring, customer support systems, real-time alerts, Net Promoter Score (“NPS”)-based customer feedback collection, review generation and automation, reputation management, customer satisfaction surveying and a digital communication suite, among others. These tools help our customers gain actionable insights, increase customer loyalty and repeat purchases and improve customer experiences.
•Marketing Technology Solutions: Our Marketing Technology Solutions work alongside our Customer Experience Solutions to help customers holistically grow their businesses through new business generation and improved engagement and marketing throughout the customer lifecycle. These solutions help businesses to manage campaigns, generate quality leads, increase conversion and repeat sales, improve customer loyalty and provide a polished brand experience. Our solutions include: custom website design, development and hosting, responsive web design, marketing campaign design and management, search engine optimization (“SEO”), paid search and display advertising, social media and blog automation, call tracking, review monitoring and marketplace lead generation, among others. Our solutions can be purchased and integrated with EverCommerce business management solutions, as well as sold and integrated into 3rd party solutions via the EverConnect brand and solutions suite.
Our verticals
Our solutions, many of which we believe are market leaders in their industries, are deployed in verticals that are comprised of numerous micro-verticals, which through product development and new solution acquisition, offer natural growth opportunities for EverCommerce. We currently go to market with three distinct, vertically-tailored, integrated SaaS solution suites:
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
•Integrated solutions. Our business management software integrates solutions across the full range of our customers’ workflows (including internal and back-office functions and customer-facing services such as integrated payments and billing and invoicing automation), simplifying their operations and providing a frictionless experience when compared to disjointed point solutions offered by other software businesses.
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
•Customer-driven innovation. The insight we gain into our approximately 708,000 customers’ use of our offerings informs our product pipeline, allowing us to constantly refine existing solutions and deliver new solutions that are most valuable to them.
Our growth strategies
We are focused on growing and scaling our business in a rapid, yet sustainable and disciplined fashion. We intend to drive significant growth by executing the following key strategies:
•Attract new customers: We believe that there is a significant opportunity to attract new customers with our current offerings and within the market segments in which we currently operate. We estimate that there are over 35 million service SMBs in North America alone, and 456 million globally. Our current verticals and adjacent markets in the service economy are highly fragmented. By improving the awareness of our brands and solutions, we believe that we can increase penetration and sell our complete value chain of solutions to service SMB customers. Through acquisitions and organic growth of our business, the number of customers on our platform increased from approximately 110,000 at the end of 2018 to approximately 708,000 at the end of 2023.
•Expand ARPU and margin: Today, we serve approximately 708,000 customers, which represent a significant opportunity for growth. As we become more embedded in our customers’ daily business operations, we are better positioned to add value by cross-selling and up-selling adjacent solutions. We believe we had an addressable annualized revenue opportunity with our existing customers of greater than $5 billion as of December 31, 2023, as our integrated vertical SaaS solutions allow us to offer customers additional capabilities across their entire customer engagement lifecycle. As we continue to develop, acquire and transform our solutions, we aim to continue adding value to our customers by displacing point-solution competitors and legacy, manual methods with our integrated digital offerings, increasing our ARPU and improving customer experience and retention. A primary focus for ARPU expansion focuses on cross-selling payments solutions to customers in an effort to prioritize margin growth.

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
In conjunction with the strategies cited above, we also acquire solutions to accelerate our position as a market leader, fill gaps within our vertically tailored solutions, deepen our competitive moats in existing verticals and enter new verticals and geographies. We have an established framework for identification, execution, integration and onboarding of targets. These acquired solutions bring deep industry expertise and vertically-tailored software solutions that provide additional sources of growth. We believe that our methodology, track record and reputation for sourcing, evaluating and integrating acquisitions positions us as an “acquirer-of-choice” for potential targets. We have acquired 53 companies since our inception. We are currently tracking over 13,000 businesses around the world, primarily across our core verticals, as potential acquisition opportunities.
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

Our Verticals	Vertical Brands	Micro-vertical Examples

Home Services	EverPro	HVAC/plumbing, electrical professionals, remodeling and home improvement contractors, window and door replacement specialties, security and alarm installation and monitoring businesses
Health Services	EverHealth	Specialty private medical practices, mental health therapists, chronic care specialists, ambulatory and EMT services, specialty branches of hospital systems
Fitness & Wellness Services	EverWell	Chain and franchise gyms, full-service health clubs, boutique studios, personal trainers, dance and instructional schools, salons and spas, massage therapists
Other		Non-profits, veterinary care facilities, small accounting and tax firms, educational facilities, social services, pet/veterinary care, professional services, consumer services
As of December 31, 2023, we served approximately 708,000 customers. Of these customers, approximately 67% were based in the United States and approximately 33% were international.
Competition
While we have built a scaled, differentiated platform, we compete in a variety of highly fragmented markets and face competition from a variety of sources:
•Manual processes, basic PC tools, standalone payment terminals and homegrown solutions, utilized by many service SMBs;
•Vertically-specialized competitors, including mobile sales applications and field service management platforms in Home Services, EHR/EMR and practice management platforms in Health Services and facility and employee management and member management and programming platforms in Fitness & Wellness Services; and
•Horizontal competitors, including Salesforce for customer relationship management (“CRM”), Intuit for financial products, Square for payments and HubSpot for marketing related solutions.
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
Our product strategy
Our product strategy and management organization develops an in-depth understanding of the customer and their varied workflow needs across our target industries and focuses on strategies to deliver an integrated value chain to our customers. The product strategy and management organization partners closely with our marketing, sales and customer teams to hear market insights and VoC feedback to improve retention and wallet expansion, build stronger integrations between solutions and pursue adjacent market penetration opportunities.
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
We believe in and prioritize diversity, equality and inclusivity (“DEI”) in our workplace and behave in a manner where these values are the underpinnings of how we build programs, in the selection and promotion of individuals and how we support the growth and development of our people. We aggressively manage and measure our identification, selection, retention, growth and development of our current and future employees. We have a robust methodology that enables us to successfully and with a high level of engagement, integrate individuals into our organization. While we believe DEI is important to our long-term value and performance, we recognize the importance of pursuing so in legally sound manners. DEI efforts are part of our legal compliance considerations, and we are committed to only rewarding legally compliant methods for advancing such efforts. We are committed to not making employment (including hiring, promotion, and compensation) or other contracting decisions on the basis of legally protected characteristics, except to the extent required or permitted by law.
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

As of December 31, 2023, we had approximately 2,100 employees operating across six countries, including approximately 1,600 employees located in the United States.
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
•Cybersecurity: Our Security Operations team uses industry best practices and functional expertise to perform regular risk assessments, audits and remediation across our IT infrastructure and the data we maintain therein. Our centralized security efforts also include incident prevention, incident response, monitoring, scanning and alerting.
•Offshore development team: Our software is primarily developed internally; however, we also use independent firms and contractors in the United States and internationally to perform some of our product development activities.
Data privacy and security
Regulators around the world have adopted or proposed laws, regulations, standards and requirements regarding the collection, use, transfer, security, storage, destruction and other processing of personal data. These laws are increasing in number and complexity, resulting in higher risk of enforcement, fines and other penalties. Our privacy and legal teams are committed to processing and fulfilling any requests regarding the exercise of an individual’s privacy rights with respect to personal information.
In the United States, numerous federal and state laws and regulations, including data breach notification laws and consumer protection laws govern the collection, use, disclosure, and protection of personal information. Our consumer transactions business is now, or may in the future be, subject to certain financial services laws, regulations and rules, such as the Payment Card Industry Data Security Standards, the Gramm-Leach-Bliley Act and the National Automated Clearing House Association ACH Rules, and our healthcare services businesses are subject to certain healthcare security and privacy laws, such as the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder (collectively, “HIPAA”) in the United States. Certain foreign laws also govern the privacy and security of personal data. For example, we may be subject to the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and Personal Health Information Protection Act (“PHIPA”) in Canada. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
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
As of December 31, 2023, we had 149 registered trademarks in the United States (including EverCommerce), three registered trademarks in the EU (for the EverCommerce logo), two registered trademarks in Puerto Rico, one registered trademark in Canada, 15 registered trademarks in New Zealand, six registered trademarks in Australia and seven registered trademarks in the United Kingdom; six trademark applications in process in the United States and six trademark applications in process in Canada; 37 registered copyrights in the United States and one registered copyright in Canada; and seven issued patents in the United States. We also have a portfolio of approximately 3,200 registered domain names for websites that we use in our business or that are registered defensively to protect our brands.
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
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. See “Risk Factors—Risks Related to Intellectual Property—We may be unable to adequately protect or enforce, and we may incur significant costs in enforcing or defending, our intellectual property and other proprietary rights.”
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
Since our founding, we have generated significant revenue growth through acquisitions and by driving organic growth of our business. Our revenue has grown at a CAGR of 26.0% from 2020 to 2023, and reached $675.4 million for the year ended December 31, 2023, up from $620.7 million for the year ended December 31, 2022, which represents revenue growth of 8.8% from 2022 to 2023. Our historical rate of growth may not be sustainable or indicative of our future rate of growth. For example, while acquisitions have significantly contributed to our growth to date, we may make fewer or no acquisitions in the future. We believe that our continued growth in revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section and the extent to which our various offerings grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our base of customers may not continue to grow or may decline due to a variety of possible risks, including changes in macroeconomic conditions, increased competition, changes in the regulatory landscape and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins would have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.
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
We have incurred significant operating losses since our inception. Our net loss was $45.6 million and $59.8 million for the years ended December 31, 2023 and 2022, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with or clients and partners, develop new solutions and comply with requirements of being a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we are unable to effectively manage the risks and difficulties of investing to grow our business, building relationships and developing new solutions as we encounter them, our business, financial condition and results of operations may suffer.
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
•the success or failure of our acquisition or divestiture strategy;
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
•technological developments, including new uses for generative AI;
•general economic conditions;
•our ability to appropriately resolve any disputes relating to our intellectual property; and
•the impact of a recession, pandemic or any other adverse global economic conditions on our business.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, acquire complementary businesses and technologies, respond to business challenges or opportunities, develop new solutions and services and enhance our existing solutions and services and operating infrastructure. Our net cash provided by operating activities was $104.6 million in 2023 and $64.8 million in 2022. We had cash and cash equivalents of $92.6 million and restricted cash of $3.6 million as of December 31, 2023.
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
Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. Additional financing may not be available on terms favorable to us, or at all. If we raise additional funds through further issuances of equity or convertible securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our ordinary shares. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition and results of operations. Further, the Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
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

We may also potentially face competition from our current partners. Our partners, including our integration partners for our EHR and PM solutions within Health Services, our Business Management Software solutions within Home Services and our payment and CRM solutions within Fitness & Wellness Services, as well as our third-party payment processing partners, could become our competitors by offering similar services. Some of our partners offer, or may begin to offer, services in the same or similar manner as we do. Although there are many potential opportunities for, and applications of, these services, our partners may seek opportunities or target new clients in areas that may overlap with those that we have chosen to pursue.
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
We are dependent on payment card networks, such as Visa and MasterCard, and payment processors, such as Worldpay and PayPal, and if we fail to comply with the applicable requirements of the payment networks or our payment processors, they can seek to fine us, suspend us, terminate our agreements and/or terminate our registrations through our bank sponsors.
We have entered into agreements with certain payment processors, including Worldpay and PayPal, in order to enable our clients’ processing of credit, debit and prepaid card transactions through the card networks, such as Visa and MasterCard. Pursuant to these agreements with payment processors, we are registered with the card networks as an independent sales organization (“ISO”) of our sponsor bank(s) or as a payment facilitator(s), and are subject to the requirements of our bank sponsors, payment processors, as well as the card network rules and certain other obligations. The payment networks routinely update and modify requirements applicable to merchant acquirers (i.e., sponsor banks) which are passed through to third parties such as ISOs or payment facilitators like us, including rules regarding data integrity, third-party relationships (such as those with respect to bank sponsors and ISOs), merchant chargeback standards and the Payment Card Industry Data Security Standards (“PCI DSS”).
If we fail to comply with the applicable rules and requirements of the payment card networks, bank sponsors or payment processors, they could suspend or terminate our registration (with the payment networks) and/or terminate our ISO and/or payment facilitator agreements, which would make it impossible for us to conduct our business on its current scale. Further, our transaction processing abilities, including with respect to settlement processes, could be delayed or otherwise disrupted. As required by the PCI DSS (and the payment network rules), we may be required to submit to periodic third-party audits, self-assessments or other assurances of our compliance with the PCI DSS. Such reviews and audits may reveal that we have failed to comply with the PCI DSS (which could subject us to fines and penalties by the payment card networks). In addition, even if we comply with the PCI DSS, there is no assurance that we will be protected from a security breach. Our contracts with payment processors, including Worldpay and PayPal, include standard confidentiality, indemnification and data protection obligations, among others. Our contracts with Worldpay and PayPal provide for certain termination events, such as material breach, and are subject to automatic annual renewal unless terminated by either party upon prior notice or for cause. The termination of our registration with the payment networks or our agreements with the payment processors, or any changes in payment network, payment processor or issuer rules that limit our ability to provide merchant services, could have an adverse effect on our payment processing volumes, revenues and operating costs. If we are unable to comply with the requirements applicable to our obligations under the payment networks rules or payment processor agreements, the payment networks or payment processors may no longer allow us to provide these services, which would require us to spend additional resources to obtain settlement services from a third-party provider. In addition, if we were precluded from allowing our clients to process Visa and MasterCard transactions, which we access through our payment processor arrangements, we would lose substantially all of our revenue.
We are also subject to the operating rules of the National Automated Clearing House Association (“NACHA”), a self-regulatory organization which administers and facilitates private-sector operating rules for ACH payments and defines the roles and responsibilities of financial institutions and other ACH network participants. The NACHA Rules and Operating Guidelines impose obligations on us and our partner financial institutions. These obligations include audit and oversight by the financial institutions and the imposition of mandatory corrective action, including termination, for serious violations. If an audit or self-assessment under NACHA identifies any deficiencies that we need to remediate, the remediation efforts may distract our management team and be expensive and time consuming.
If we cannot keep pace with rapid developments and changes in the electronic payments market or are unable to introduce, develop and market new and enhanced versions of our software solutions, we may be put at a competitive disadvantage with respect to our services that incorporated payment technology.
Payment-related transactions comprised approximately 17% of our revenue in 2023. The electronic payments market is subject to constant and significant changes. This market is characterized by rapid technological evolution, new product and service introductions, evolving industry standards, changing client needs and the entrance of non-traditional competitors, including products and services that enable card networks and banks to transact with consumers directly. To remain competitive, we continually pursue initiatives to develop new solutions and services to compete with these new market entrants. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of client acceptance. In addition, new solutions and offerings may not perform as intended or generate the business or revenue growth expected. Any delay in the delivery of new solutions and services or the failure to differentiate our solutions and services or to accurately predict and address market demand could render our solutions and services less desirable, or even obsolete, to our clients and to our distribution partners. Furthermore, even though the market for integrated payment processing solutions and services is evolving, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new solutions and services targeted at this market. Any of the foregoing could have a material and adverse effect on our operating results and financial condition.
The continued growth and development of our payment processing activities will depend on our ability to anticipate and adapt to changes in consumer behavior. For example, consumer behavior may change regarding the use of payment card transactions, including the relative increased use of crypto-currencies, other emerging or alternative payment methods and payment card systems that we or our processing partners do not adequately support or that do not provide adequate revenue to parties like us. Any failure to timely integrate emerging payment methods into our software, to anticipate consumer behavior changes or to contract with processing partners that support such emerging payment technologies could cause us to lose traction among our customers or referral sources, resulting in a corresponding loss of revenue, if those methods become popular among end-users of their services.

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
We are responsible both for our own business and to a significant degree for acts and omissions by certain of our distribution partners and third-party vendors under the rules and regulations established by the payment networks, such as Visa, MasterCard, Discover and American Express and the debit networks. We and other third parties collect, process, store and transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers and expiration dates or other payment card information, drivers’ license numbers and bank account numbers, and we have ultimate liability to the payment networks and member financial institutions that register us with the payment networks for our failure, or the failure of certain distribution partners and third parties with whom we contract, to protect this data in accordance with payment network requirements. Certain of our software and technology-enabled services are intended for use in collecting, storing and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as registration, scheduling and billing. We attempt to limit by contract our liability, however, the limitations of liability set forth in the contracts may not be enforceable or otherwise protect us from liability, and we may also be subject to claims that are not covered by contract. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any claim, prove to be adequate or continue to remain available on acceptable terms, if at all. The loss, destruction or unauthorized modification of client or cardholder data could result in significant fines, sanctions and proceedings or actions against us by the payment networks, payment processors, sponsor banks, governmental bodies, our customers, our clients’ customers or others, which could have a material adverse effect on our business, financial condition and results of operations. Any such sanction, fine, proceeding or action could result in significant damage to our reputation or the reputation of our customers, negatively impact our ability to attract or retain customers, force us to incur significant expenses in defense of these proceedings, disrupt our operations, distract our management, increase our costs of doing business and may result in the imposition of monetary liability. A significant cybersecurity breach could also result in payment networks prohibiting us from processing transactions on their networks or the loss of our financial institution sponsorship that facilitates our participation in the payment networks, either of which could materially impede our ability to conduct business.
In addition, our products and services have been and may in the future be targets of cyber-attacks that attempt to sabotage or otherwise disable them, and the defensive and preventative measures we take ultimately may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyber-attacks. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and insider threats. Certain efforts may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Numerous and evolving cybersecurity threats, including advanced and persisting cyber-attacks, cyber-extortion, ransomware attacks, spear phishing and social engineering schemes, the introduction of computer viruses or other malware and the physical destruction of all or portions of our information technology and infrastructure could compromise the confidentiality, availability and integrity of the data in our systems. Despite our efforts to create security barriers against such threats, it is virtually impossible for us to eliminate these risks entirely. Any such breach could compromise our networks or the products we offer our customers, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products. Additionally, the information stored on our networks could be accessed, publicly disclosed, lost or stolen, any of which could subject us to liability and cause us financial harm. These breaches, or any perceived breach, may also result in reporting obligations, damage to our reputation, negative publicity, loss of key partners, customers and transactions, increased remedial costs, or costly litigation, and may therefore adversely impact market acceptance of our products and services and may seriously affect our business, financial condition or results of operations.
An increasing number of organizations, including large merchants, businesses, technology companies and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks on their websites, mobile applications and infrastructure. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data), disable or degrade service, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence.
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
In addition, our agreements with our bank sponsors (as well as payment network requirements) require us to take certain protective measures to ensure the confidentiality of business and consumer data. Any failure to adequately comply with these protective measures could result in fees, penalties, litigation or termination of our bank sponsor agreements, and/or registration with the payment card networks.
Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. Accordingly, if our cybersecurity measures and those of our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks) and the mishandling of data by our employees and contractors, then our reputation, business, results of operations and financial condition could be adversely affected. In addition, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Our estimated total addressable market is subject to inherent challenges and uncertainties. If we have overestimated the size of our total addressable market or the various markets in which we operate, our future growth opportunities may be limited.
We estimate the TAM, defined above, for our current solutions for service SMBs was approximately $1.6 trillion globally in 2023, of which approximately $662 billion was in North America, which refers to the United States and Canada. Of the $662 billion, we estimate a $69 billion opportunity in Home Services, a $115 billion opportunity in Health Services, a $26 billion opportunity in Fitness & Wellness Services and a $452 billion opportunity in other services categories. We have based our estimates on a number of internal and third-party estimates and resources, including, without limitation, third party reports and the experience of our management team across these industries. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current solutions and services may prove to be incorrect. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, the annual total addressable market for our solutions and services may be smaller than we have estimated, our future growth opportunities and sales growth may be impaired, any of which could have a material adverse effect on our business, financial condition and results of operations.
We calculate certain operational metrics using internal systems and tools and do not independently verify such metrics. Certain metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We refer to a number of operational metrics in our public disclosures, including Pro Forma Revenue Growth Rate, Adjusted Gross Profit, Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), monthly net pro forma revenue retention rate, lifetime value of a customer, customer acquisition costs and other metrics. We calculate these metrics using internal systems and tools that are not independently verified by any third party. These metrics may differ from estimates or similar metrics published by third parties or other companies due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose on an ongoing basis. If the internal systems and tools we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we present may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring savings, the use of our solutions, services and offerings and other metrics. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which would affect our long-term strategies. If our operating metrics or our estimates are not accurate representations of our business, or if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.
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
Our information technology systems and our third-party providers’ information technology systems, including Worldpay, PayPal and other payment processing partners, may fail, or our third-party providers may discontinue providing their services or technology generally or to us specifically, which in either case could interrupt our business, cause us to lose business and increase our costs.
We rely on our systems, technology and infrastructure to perform well on a consistent basis. From time to time in the past we have experienced (and in the future we may experience) occasional interruptions that make some or all of this framework and related information unavailable or that prevent us from providing solutions and services. Any such interruption could arise for any number of reasons. We also rely on third parties, such as Worldpay, PayPal and other payment processing partners, for specific services, software and hardware used in providing our solutions and services. Some of these organizations and service providers are our competitors or provide similar services and technology to our competitors, and we may not have long-term contracts with them. If these contracts are canceled or we are unable to renew them on commercially reasonable terms, or at all, our business, financial condition and results of operation could be adversely impacted. The termination by our service or technology providers of their agreements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with our clients and, if we cannot find alternate providers quickly, may cause those clients to terminate their processing agreements with us. We will continually work to expand and enhance the efficiency and scalability of our framework to improve the consumer and service professional experience, accommodate substantial increases in the number of visitors to our various platforms, ensure acceptable load times for our various solutions and services and keep up with changes in technology and user preferences. If we do not do so in a timely and cost-effective manner, the user experience and demand across our brands and businesses could be adversely affected, which could adversely affect our business, financial condition and results of operations.
Our information technology systems and operations or those of our third-party technology vendors could be exposed to damage or interruption from, among other things, fire, extreme weather events (including floods, storms, droughts and extreme temperatures) and other natural disasters, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency and similar events. Extreme weather events, changing water levels, as well as changes in ambient temperature and precipitation patterns, may become more frequent or severe as a result of climate change. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur, and the cost and availability of such insurance may be adversely impacted to the extent events become more frequent or severe. While we and the third parties upon whom we rely have certain backup systems in place for certain aspects of our respective frameworks, none of our frameworks are fully redundant and disaster recovery planning is not sufficient for all eventualities, particularly given some of the uncertainties associated with longer term projections, including those associated with climate change. Defects in our information technology systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in:
•loss of revenues;
•loss of clients;
•loss of client and cardholder data;
•fines imposed by payment networks or bank sponsors;
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
If we are unable to improve our margin, in particular within Marketing Technology Solutions, we may experience lower aggregate profitability and margins.
While we have experienced significant revenue growth across our offering of solutions and services, certain solutions and services, such as our Marketing Technology Solutions, have lower margins as compared to our subscription and transaction fee services, such as our vertical Business Management Software and integrated payment solutions. For the year ended December 31, 2023, subscription and transaction fees and Marketing Technology Solutions generated 77.0% and 19.7%, respectively, of our total revenues. To the extent our lower margin solutions and services grow as a portion of our overall business, there is an adverse impact on our aggregate profitability and margins.
In addition, we may be unable to achieve satisfactory prices for our offerings or maintain prices at competitive levels across our offering of solutions and services. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such an increase with a commensurate increase in our prices, our margins could decline. We will continue to be subject to significant pricing pressure and expect that we will continue to experience growth across our offerings, including in respect of our lower margin solutions, such as our Marketing Technology Solutions, which will likely have a material adverse effect on our margins.
A future pandemic, epidemic or outbreak of an infectious disease could impact, our business, financial condition and results of operations, as well as the business or operations of third parties with whom we conduct business.
COVID-19 and the related health concerns relating to the outbreak significantly increased economic uncertainty and has caused economies, businesses, markets and communities around the globe to be disrupted, and in many cases, shut-down. Measures to control the spread of the disease also negatively impacted SMBs, including consumer spending and business spending habits, and adversely impacted our workforce and operations and the operations of our customers across industries and markets. Measures to contain COVID-19 outbreaks may be reinstated, causing similar adverse impacts.
Conversely, pandemics, epidemics and outbreaks may significantly and temporarily increase demand in certain industries and markets in which we operate. For example, COVID-19 generally increased demand for, and utilization of, telehealth services, and increased demand from customers shifting to technology-focused, digital-first business models. While such increases may help to offset the decline of business and demand in other industries, there can be no assurance that these levels of interest, demand and use will continue at current levels or will not decrease in the future. Federal and state budget shortfalls could lead to potential reductions in funding for Medicare and Medicaid. Further reductions in reimbursements from Medicare and Medicaid could lead to our Health Services customers postponing expenditures on information technology and related services.
It is possible that the increase in remote or hybrid work arrangements stemming from COVID-19 may also result in consumer and patient privacy, IT security and fraud risks.
Further, a pandemic, epidemic or outbreak of an infectious disease may in the future result in, significant disruption of global financial markets, which could result in a reduction in our ability to access capital that could adversely affect our liquidity.
The full extent to which a pandemic, epidemic or outbreak of an infectious disease will impact our business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted. To the extent a pandemic, epidemic or outbreak of an infectious disease adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
General inflation, including wage inflation, increases in interest rates, currency volatility as well as monetary, fiscal and policy interventions by national or regional governments in anticipation of or reaction to such events could have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our solutions and services or the levels of cash we maintain for working capital.
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
We may be unsuccessful in achieving our objectives through acquisitions, dispositions or other strategic transactions.
Since April 2017, we have consummated 53 acquisitions and have generated significant growth through acquisitions. Although we expect to continue to acquire companies and other assets in the future, such acquisitions pose a number of challenges and risks, including the following:

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
In addition, we may pursue dispositions and other strategic transactions, which could be material. Dispositions and other strategic transactions may not have the anticipated impact on our business, may negatively impact revenues and may make it difficult to generate cash flows to meet our cash requirements.

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
As of December 31, 2023, we had cash, cash equivalents and restricted cash of $96.2 million, $190.0 million of available borrowing capacity under our New Revolver (as defined in Part II. Item 7. “Management’s Discussion and Analysis of Results of Operation and Financial Condition - Liquidity and Capital Resources”) and $537.6 million outstanding under our Credit Facilities (as defined in Part II. Item 7. “Management’s Discussion and Analysis of Results of Operation and Financial Condition - Liquidity and Capital Resources”). To service this debt and any additional debt we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, including acquisition activity, as well as general economic, financial, competitive, regulatory and other factors beyond our control. There can be no assurance that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our debt and fund our other liquidity needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our debt instead of funding working capital, capital expenditures, acquisition activity or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less debt. There can be no assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
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
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.
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
We identified a material weakness in our internal control over financial reporting as of December 31, 2023, as described in Part II, Item 9A. The material weakness identified in this Annual Report on Form 10-K relates to the lack of properly designed controls over certain of our order to cash revenue accounting processes. Specifically, adequate controls are not in place primarily as a result of (a) the lack of full system integration for certain of our order to cash systems and (b) control deficiencies within the manual controls designed to mitigate that risk. We have also previously identified a material weakness over internal control over financial reporting in the past.
In addition to taking remediation measures in response to the current material weakness we identified, we may need to expend additional resources and provide additional management oversight in order to establish effective disclosure controls and procedures and internal control over financial reporting. Implementing any appropriate changes to our internal controls may require specific compliance training of our employees, entail substantial costs, take a significant period of time to complete or divert management’s attention from other business concerns.

The material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate this material weakness in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal control could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.
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
There has been increasing public focus by investors, customers environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability (“ESG”) matters. In addition, certain financial institutions, including banks and insurance companies, have made commitments regarding ESG matters that they may pass on to those they provide capital to. These and other expectations regarding ESG initiatives and disclosures may result in increased costs, compliance or disclosure obligations, or other impacts to our business, financial condition, or results of operations.
While we may, from time to time, engage in certain voluntary initiatives (which may include disclosures, policies, and targets, among others) to improve the ESG profile of our operations and/or products or respond to stakeholder considers, such initiatives may be costly and may not have the desired effect. Expectations around companies’ management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. In particular, we may make statements or actions based on various frameworks, methodologies, or data that we believe to be reasonable but which may ultimately determined to be erroneous or inconsistent with future regulatory requirements or best practices. Even if this is not the case, our current actions may subsequently be determined to be insufficient or not aligned to best practices by various stakeholders. If we are not effective in addressing ESG matters affecting our business, or setting and meeting relevant sustainability goals, we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation.
In addition, this emphasis on ESG matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. For example, various policymakers, such as the SEC and State of California, have adopted (or are considering adopting) requirements for companies to provide significantly expanded disclosures on climate, and in some instances other ESG topics. Additionally, the Biden Administration has proposed several potential revisions to the Federal Acquisition Regulation regarding sustainable procurement as well as the climate-related performance of their suppliers. Compliance with environmental, social and other sustainability laws, regulations, expectations or reporting requirements may result in increased compliance costs, including the implementation of new internal control processes, as well as additional scrutiny that could heighten all of the risks associated with ESG matters. Moreover, some investors and financial institutions use ESG or sustainability scores, ratings or benchmarks to make financing, investment and voting decisions. Any reputational damage associated with ESG factors may also adversely impact our ability to recruit and retain employees, customers, and business partners. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts relating to certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Such ESG matters may also impact our suppliers, customers, and business partners, which may compound or cause new impacts on our business, financial condition, or results of operations.
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
U.S. and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws as imposing standards for the online collection, use and dissemination of data, through websites or otherwise, and as regulating the presentation of website content. However, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. At the state level, lawmakers continue to pass new laws concerning privacy and data security. For example, the California Consumer Privacy Act (the “CCPA”), introduces significant disclosure obligations and provides California consumers with significant privacy rights. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood, and risks associated with data breach litigation. We have been and will continue to be required to expend resources to comply with the CCPA.
Further, the California Privacy Rights Act (the “CPRA”), which generally went into effect on January 1, 2023, significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level. Recent and new state and federal legislation relating to privacy may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
HIPAA imposes privacy, security and breach notification obligations on “covered entities,” including certain health care providers, health plans, and health care clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, as well as their covered subcontractors. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured protected health information (“PHI”), a complaint about privacy practices, or an audit by the U.S. Department of Health and Human Services (“HHS”), may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Additionally, if we or our subcontractor business associates fail to comply with HIPAA or contractual requirements, or are otherwise involved in a HIPAA data breach, we may face significant fines and penalties, ongoing compliance requirements, reputational harm, contractual reimbursement, recoupment or other obligations, FTC enforcement actions and private litigation brought by impacted individuals.
Outside of the United States, many jurisdictions have laws or regulations dealing with the collection, use, sharing, or other processing of personal information, including laws in the European Economic Area (“EEA”), Canada, Middle East, Australia and South America. For example, the General Data Protection Regulation (“GDPR”), in the EEA and its equivalent in the United Kingdom (“UK”, and such equivalent, the “UK GDPR”), impose a strict data protection compliance regime (which will continue to be interpreted through guidance and decisions over the coming years. Failure to comply with these laws could result fines of up to the greater of €20 million ($24 million / £17.5 million) or 4% of global turnover, stop processing orders, or civil litigation.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

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
Through our relationships with third parties, including payment processors such as Worldpay, we must comply with certain laws. Our failure to comply could materially harm our business.
The local, state and federal laws, rules, regulations, licensing schemes and industry standards that govern our business include, or may in the future include, those relating to underwriting, foreign exchange, payments services (such as money transmission), anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes and other applicable rules, regulations, and laws.
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
Evaluation of our compliance efforts, as well as the questions of whether and to what extent our solutions and services could be considered money transmission, are matters of regulatory interpretation and could change over time. We have taken the position that in all cases where we do not participate in the authorization of transactions, flow of funds or settlement of funds, that a solution or service does not meet the definition of a “money service business” under the Bank Secrecy Act, 31 USC 5311 (and therefore we are not subject to the requirements set forth in the BSA and its implementing regulations). In the future, if regulators disagree with our position with respect to money transmission or other potentially applicable laws, including those related to money transmission, or if new guidance or interpretations thereof are issued, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions, or be required to obtain licenses or regulatory approvals, including state money transmitter licenses. There can be no assurance that we will be able to obtain or maintain any such licenses, and, even if we were able to do so, there could be substantial costs and potential changes to our solutions or services involved in maintaining such licenses, which could have a material and adverse effect on our business. In addition, we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our solutions or services, require significant and costly operational changes, or prevent us from providing our solutions or services in any given market.
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
Healthcare Fraud. A number of federal and state laws, including the U.S. federal Anti-Kickback Statute (“AKS”) and laws prohibiting the submission of false or fraudulent claims, such as the False Claims Act apply to healthcare providers and others that provide, offer, solicit or receive payments to induce or reward referrals of items or services for which payment may be made under any federal or state healthcare program and, under certain state laws, any third-party payor. These laws are complex and their application to our specific services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have recently increased fraud and abuse enforcement activities, including in the healthcare IT industry. Additionally, from time to time, participants in the healthcare industry receive inquiries or subpoenas to produce documents in connection with government investigations.
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
Security and Privacy of Health-Related Information. Federal, state and local laws regulate the privacy and security of health-related information and the circumstances under which such health-related information may be used, disclosed, transmitted and maintained. For example, HIPAA regulations require the use of uniform electronic data transmission standards and code sets for certain health care claims and payment transactions submitted or received electronically. The privacy and security regulations promulgated under HIPAA regulate the use and disclosure of individually identifiable health information, and impose privacy and security requirements on covered entities and their business associates. HIPAA requires covered entities and business associates to develop and maintain policies with respect to the protection of, use and disclosure of PHI, including the adoption of administrative, physical and technical safeguards to protect electronic PHI and certain notification requirements in the event of a data breach. The Company’s operations could be negatively impacted by a violation of the HIPAA privacy, security or breach notification rules. Additionally, if the Company or any of its downstream / subcontractor business associates fails to comply with HIPAA or contractual requirements, or create or are otherwise involved in a HIPAA data breach, the Company may face significant fines and penalties, ongoing compliance requirements, reputational harm, contractual reimbursement, recoupment or other obligations and private litigation brought by impacted individuals.
Promoting Interoperability Programs and Health IT Certification. We are subject to laws and regulations governing our use of health record technology. While a combination of our solutions has been certified as meeting standards for certified electronic health record technology, the regulatory standards to achieve certification will continue to evolve over time. We may incur increased development costs and delays in delivering solutions if we need to upgrade our software or healthcare devices to be in compliance with these varying and evolving standards. In addition, further delays in interpreting these standards may result in postponement or cancellation of our clients’ decisions to purchase our software solutions. If our software solutions are not compliant with these evolving standards, our relationships with current customers, market position and sales could be impaired and we may have to invest significantly in changes to our software solutions.
Information Blocking and Interoperability Rules. Federal rules implementing the 21st Century Cures Act require developers of certified EHRs and health IT products to adopt standardized application programming interfaces, which will help allow individuals to securely and easily access structured and unstructured electronic health information formats using smartphones and other mobile devices. These rules create a potentially lengthy list of certification and maintenance of certification requirements that developers of EHRs and other health IT products must meet in order to maintain approved federal government certification status. Meeting and maintaining this certification status could require additional development costs. Under the 21st Century Cures Act, HHS has the regulatory authority to investigate and assess civil monetary penalties against health IT developers and/or providers found to be guilty of “information blocking.” Any failure to comply with these rules could have a material adverse effect on our business, results of operations and financial condition.
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
The parties to our sponsor stockholders agreement own approximately 81.6% of our common stock. We have agreed to nominate to our board of directors individuals designated by Providence Strategic Growth and Silver Lake in accordance with the sponsor stockholders agreement. Providence Strategic Growth and Silver Lake will each retain the right to designate directors for so long as they beneficially own at least 5% of the aggregate number of shares of common stock outstanding. In addition, for so long as Providence Strategic Growth and Silver Lake collectively beneficially own at least 30% of the aggregate number of shares of common stock outstanding, certain actions by us or any of our subsidiaries will require the prior written consent of each of Providence Strategic Growth and Silver Lake so long as such stockholder is entitled to designate at least two (2) directors for nomination to our board of directors. The actions that will require prior written consent include: (i) change in control transactions, (ii) acquiring or disposing of assets or any business enterprise or division thereof for consideration in excess of $500.0 million in any single transaction or series of transactions, (iii) increasing or decreasing the size of our board of directors, (iv) terminating the employment of our chief executive officer or hiring a new chief executive officer, (v) initiating any liquidation, dissolution, bankruptcy or other insolvency proceeding involving us or any of our significant subsidiaries and (vi) any transfer, issue, issuance, sale or disposition of any shares of common stock, other equity securities, equity-linked securities or securities that are convertible into equity securities of us or our subsidiaries to any person or entity that is a non-strategic financial investor in a private placement transaction or series of transactions.
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
The parties to our stockholders agreements collectively own approximately 86.6% of our outstanding shares of common stock. In addition to the limitations on the sale and transfer of shares of common stock held by such stockholders as set forth in the stockholders agreements, subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act, for so long as such parties are deemed to be our affiliates, unless the shares to be sold are registered with the SEC. These stockholders are entitled to rights with respect to the registration of their shares. We are unable to predict with certainty whether or when such parties will sell a substantial number of shares of our common stock. The sale by the parties to our stockholders agreements of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock. Shares of our common stock offered in our initial public offering are freely tradable without restriction, assuming they are not held by our affiliates.
We filed registration statements on Form S-8 registering under the Securities Act the shares of our common stock reserved for issuance under our incentive plan. If equity securities granted under our incentive plan are sold or it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially. These sales also could impede our ability to raise future capital.

We are a “controlled company” under the corporate governance rules of The Nasdaq Stock Market and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
Certain affiliates of Providence Strategic Growth and Silver Lake own approximately 81.6% of our common stock and are parties, among others, to the sponsor stockholders agreement. The parties to the sponsor stockholders agreement have agreed to vote, or cause to vote, all of their outstanding shares of our common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the directors nominees designated by each party. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the rules of The Nasdaq Stock Market (“Nasdaq”). Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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
We do not intend to rely on all of these exemptions. However, as long as we remain a “controlled company,” we may elect in the future to take advantage of any of these exemptions. As a result of any such election, our board of directors would not have a majority of independent directors, our compensation committee would not consist entirely of independent directors and our directors would not be nominated or selected by independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the rules of Nasdaq.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years from the IPO. We intend to take advantage of this legislation for as long as we are permitted to do so. Once we become required to implement these requirements, we will incur additional compliance-related expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
We utilize and may in the future increase our utilization of independent contractors in a number of jurisdictions in which we operate, including India, Russia, Ukraine and Jordan. We currently depend on these independent contractors for certain software development activities. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain development quality, control, or effective management with respect to these business operations. In addition, poor relations between the United States and Russia, sanctions by the United States and the EU against Russia, ongoing conflict in Ukraine and Israel or the spreading or escalation of political tensions or economic instability in surrounding areas could have an adverse impact on our third-party software development in Russia, Ukraine and Jordan. In particular, increased tensions among the United States, the North Atlantic Treaty Organization and Russia, including the invasion of Ukraine by Russia, could increase the threat of armed conflict, cyberwarfare and economic instability that could disrupt or delay the operations of our resources in Russia and Ukraine, disrupt or delay our communications with such resources or the flow of funds to support their operations, or otherwise render our resources unavailable.

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
We are, from time to time, subject to various litigation and legal proceedings. As a public company, we may be subject to proceedings across a variety of matters, including matters involving stockholder class actions, tax audits, unclaimed property audits and related matters, employment and others. For example, on January 31, 2024 plaintiff Vladimir Gusinsky Revocable Trust filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against the Company, members of its Board of Directors (the “Board”) and the other parties to its sponsor stockholders agreement, dated June 30, 2021, Providence Strategic Growth II L.P., Providence Strategic Growth II-A L.P., SLA Eclipse Co-Invest, L.P., and SLA CM Eclipse Holdings, L.P. (collectively, the “Sponsor Stockholders”), captioned Vladimir Gusinsky Revocable Trust v. [Eric Remer, Penny Balwdin, et. al.], Case No. 2024-0077 (Del Ch.). The complaint generally alleges violations of Section 141(a) of the Delaware General Corporation Law (“DGCL”) by providing the Sponsor Stockholders with a veto right over the Board’s ability to hire or fire the Company’s Chief Executive Officer (the “CEO Approval Right”) on the basis that it unlawfully limits the Board’s authority to manage the business and affairs of the Company. The plaintiff seeks declaratory judgment that the CEO Approval Right is invalid and void, other declaratory and equitable relief for the class and/or the Company, attorneys’ and experts’ witness fees and other costs and expenses, and other equitable relief.
The outcome of litigation and other legal proceedings and the magnitude of potential losses therefrom, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.
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
Although we believe our tax practices and provisions are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, there could be a material effect on our tax provision, net income or cash flows in the period or periods for which that determination is made, which could materially impact our financial results. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time. Further, any changes in the taxation of our activities, may increase our effective tax rate and adversely affect our financial position and results of operations. For example, the United States government may enact significant changes to the taxation of business entities (such as the 2022 United States Inflation Reduction Act which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by

United States corporations). We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would on our business.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for certain service providers, suppliers, and vendors that have access to our critical systems and information.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance
Our board of directors (the “Board”) considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (“Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on relevant cybersecurity topics from our Senior Vice President of Security Operations and internal security staff.
Our management team, including our Senior Vice President of Security Operations and the Security Operations team, is responsible for assessing and managing our material risks from cybersecurity threats. The Security Operations team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants and contractors. Our Security Operations team includes members with a variety and depth of experience in cybersecurity matters, with more than 80 years of combined cybersecurity experience amongst the team members and the Senior Vice President of Security Operations with more than 30 years of information technology and cybersecurity experience throughout his career. The Senior Vice President of Security Operations holds Certified Information Systems Security Professional and Certified Identity and Access Manager certifications, while the penetration testing team leader holds Offensive Security Certified Professional and Certified Red Team Operator certifications and the additional Security Operations team members hold a Security + certification.
Our Security Operations team, in coordination with our legal and compliance teams, supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment. Our Security Operations team meets monthly with key executives and management to provide updates regarding the Company’s cybersecurity efforts. For more information, see the section titled “Risk Factor— Unauthorized disclosure, destruction or modification of data, disruption of our software or services or cyber breaches could expose us to liability, protracted and costly litigation and damage our reputation.”
Item 2. Properties
Our global corporate headquarters is located in Denver, Colorado, where we currently lease and occupy approximately 50,125 square feet of office space. The lease for this facility expires in 2031 with an option to extend the lease for an additional five years. In October 2023, the Company subleased approximately 24,000 square feet of the Denver office space for an initial three year period with an option for the subtenant to extend.
We also lease 16 additional office locations throughout the United States, three offices in Canada, two offices in the United Kingdom, and one office in Jordan, several of which include office spaces that are subleased to third parties. We do not own any real property.
We believe that these facilities are sufficient for our current needs and that additional space will be available to accommodate the expansion of our businesses should they be needed. Additionally, we also often take on leases when we acquire businesses, and we explore optimization of our overall lease footprint in conjunction with any new leases assumed in an acquisition.
Item 3. Legal Proceedings
We are from time to time subject to various legal proceedings, claims and governmental inspections, audits, or investigations that arise in or outside the ordinary course of our business. The information contained in “Note 17 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements is incorporated by reference into this Item.
Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol “EVCM.”
Holders
As of March 8, 2024, there were 66 registered holders of record of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business, including through acquisitions. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our Credit Facilities (as defined below).
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
During the quarter ended December 31, 2023, we repurchased $26.0 million in shares of our common stock under our stock repurchase program, including transaction fees. The stock repurchase activity under our stock repurchase program during the quarter ended December 31, 2023 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except per share and share amounts)

October 1, 2023 - October 31, 2023	246,723	$9.91	246,723	$63,516
November 1, 2023 - November 30, 2023	515,268	$8.74	515,268	$59,012
December 1, 2023 - December 31, 2023	1,930,756	$9.86	1,930,756	$39,973
Total	2,692,747		2,692,747
(1)On June 14, 2022, our Board approved a stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, our Board approved an expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock ($100.0 million total) and an extension to the expiration of the Repurchase Program through December 31, 2023. On November 5, 2023, our Board approved an additional expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of our common stock (from $100.0 million to $150.0 million in total) and extended the expiration of the Repurchase Program through December 31, 2024.
Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The Repurchase Program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board. We expect to fund repurchases with existing cash on hand.

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

The following graph and related information shows a comparison of the cumulative total return for our common stock, Nasdaq Composite Index and Nasdaq US Small Cap Software Index between July 1, 2021 (the date our common stock commenced trading on the Nasdaq) through December 31, 2023. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	7/1/21	9/30/21	12/31/21	3/31/22	6/30/22	9/30/22	12/31/22	3/31/23	6/30/23	9/30/23	12/31/23

EverCommerce Common Stock	$100.00	$93.69	$89.49	$75.00	$51.36	$62.10	$42.27	$60.11	$67.27	$56.99	$62.67
Nasdaq Composite Index	$100.00	$99.49	$107.73	$97.92	$75.94	$72.82	$72.07	$84.16	$94.94	$91.03	$103.37
Nasdaq US Small Cap Software Index	$100.00	$98.17	$93.88	$81.86	$60.33	$57.95	$57.85	$68.60	$73.99	$70.25	$84.36
Recent Sales of Unregistered Securities
The Company did not sell any equity securities during the year ended December 31, 2023 that were not registered under the Securities Act.
Item 6.
[Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to "EverCommerce Inc.," the “Company,” “we,” “us” and “our” refer to EverCommerce Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. An analysis of our results of operations and cash flows for the year ended December 31, 2021, including a discussion of the year ended December 31, 2022 as compared to the year ended December 31, 2021, has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
EverCommerce is a leading provider of integrated, vertically-tailored software-as-a-service (“SaaS”) solutions for service-based small- and medium-sized businesses (“service SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. Today, we serve more than 708,000 customers across three core verticals: Home Services; Health Services; and Fitness & Wellness Services. Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as home improvement contractors and home maintenance technicians, to physician practices and therapists within Health Services, to personal trainers and salon owners within Fitness & Wellness. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly specialized demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences.
We offer several vertically-tailored suites of solutions, each of which follows a similar and repeatable go-to-market playbook: offer a “system of action” Business Management Software that streamlines daily business workflows, integrate highly complementary, value-add adjacent solutions and complete gaps in the value chain to create integrated solutions. These solutions focus on addressing how service SMBs market their services, streamline operations and retain and engage their customers.
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
Our business benefits from attractive unit economics. Approximately 97% of our revenue in the years ended December 31, 2023 and 2022 was recurring or re-occurring, and we maintained an annualized net pro forma revenue retention rate of approximately 95% for the quarter ended December 31, 2023. Excluding our marketing technology solutions, our annualized net revenue retention rate for our core software and payments solutions was approximately 100% for the quarter ended December 31, 2023. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.
We calculate our monthly net pro forma revenue retention rate for a particular month as the recurring or re-occurring revenue gained/lost from existing customers, less the recurring or re-occurring revenue lost from cancelled customers, as a percentage of total recurring or re-occurring revenue 12 months prior, divided by 12. For existing customers, we consider customers that existed 11 or more months prior to the current month and that do not have an end date (i.e., cancelled relationship) on or after the first day of the current month. For example, the recurring or re-occurring revenue gained/lost from existing customers in November 2023 is the difference between the recurring or re-occurring revenue generated in November 2023 and the same such revenue generated in November 2022, for customers with a start date prior to December 1, 2022 and no end date or cancelled relationship on or after November 1, 2023. For cancelled customers, we examine customers that cancelled their relationships on or after the first day of the month that is 12 months prior to the current month and before the first day of the current month. For example, the recurring or reoccurring revenue lost from cancelled customers in November 2023 is the difference between the recurring or re-occurring revenue generated in November 2023 and the same such revenue generated in November 2022, for customers that cancelled on or after November 1, 2022 and before November 1, 2023. Net pro forma revenue retention is calculated as if acquisitions that were closed during the prior period presented were closed on the first day of such period presented. Our calculation of net pro forma revenue retention rate for any fiscal period includes the positive recurring and re-occurring revenue impacts of selling new solutions to existing customers and the negative impacts of contraction and attrition among this set of customers. Our net pro forma revenue retention rate may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of solutions, new acquisitions and our ability to retain our customers. Our calculation of net pro forma revenue retention rate may differ from similarly titled metrics presented by other companies.
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
Impact of Macroeconomic Climate
The macroeconomic climate continues to see pressure from global developments such as international geopolitical conflicts, terrorism, a future pandemic, rising inflation, fluctuations in the value of the US Dollar, rising interest rates and supply chain disruptions. These developments have had and may continue to have an adverse effect on our revenues and demand for our products and services, as well as on our costs of doing business. We have taken and will continue to take actions to help mitigate the impact of these economic challenges, but there can be no assurance as to the effectiveness of our efforts going forward.
Sale of Fitness Solutions
On March 13, 2024, we entered into definitive sale and purchase agreements to sell our fitness solutions to Jonas Software (see Note 2. Summary of Significant Accounting Policies). We expect the transaction to close in two parts. The North American businesses, Club OS and ASF, have closed simultaneous with signing. The international businesses, ClubWise and MyPTHub, are expected to close during the third quarter of 2024 following customary closing conditions and regulatory approvals. The Company does not consider the sale of the asset disposal group to be a strategic shift that will have a material effect on its operations and financial results, and therefore it does not qualify for reporting as a discontinued operation.
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges.
Acquiring New Customers
Sustaining our growth requires continued adoption of our solutions by new customers. Through organic growth of our business and acquisitions, the number of customers on our platform increased from over 685,000 at the end of 2022 to approximately 708,000 at the end of 2023. We will continue to invest in our efficient go-to-market strategy as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our solutions from service SMBs.
Expand Revenue and Margin from Existing Customers
We believe we have the opportunity to drive incremental revenue growth from our existing customer base through increased cross-selling and up-selling adjacent solutions. Our integrated SaaS solutions allow us to offer customers additional capabilities across their entire customer engagement lifecycle including digital payments, customer engagement and marketing technology. As we continue to develop, acquire and transform our solutions, we aim to continue adding value to our customers by displacing point-solution competitors and legacy, manual methods with our integrated digital offerings, increasing our revenue and improving customer experience and retention. A primary focus for revenue expansion focuses on cross-selling payments solutions to customers in an effort to prioritize margin growth. We also generate subscription and marketing technology revenue from cross-selling our Customer Engagement and Marketing Technology Solutions across our customer base. These solutions increase customer loyalty, repeat purchases, improve customer experiences and help businesses to manage campaigns and generate quality leads.
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
In 2023, we continued to invest in scalable operations and necessary functions to support operating as a public company, including Sarbanes-Oxley compliance. In 2024 and beyond, incremental investments will be needed to support the ongoing transformation of our business and infrastructure, including Sarbanes-Oxley compliance.
We acquire companies to accelerate our position as a market leader, fill gaps within our vertically tailored solutions, deepen our competitive moats in existing verticals and enter new verticals and geographies. We have acquired 53 companies since our inception, the majority of which were completed prior to 2022. While our pace of acquisition has slowed, we continue to pursue growth through a mix of organic revenue expansion and acquisitions. We have an established framework for identification, execution, integration and onboarding of targets, which leverages our significant acquisition experience and utilizes internal criteria for evaluating acquisition candidates and prospective businesses. These acquired solutions can bring deep industry expertise and vertically-tailored software solutions that provide additional sources of growth. We believe that our methodology, track record and reputation for sourcing, evaluating and integrating acquisitions positions us as an “acquirer-of-choice” for potential targets.
Although we expect to continue to acquire companies and other assets in the future, such acquisitions pose a number of challenges and risks. For additional information, see Part I. Item 1A. “Risk Factors—Risks Related to Our Business—Our recent growth rates may not be sustainable or indicative of future growth,” “—We may reduce our rate of acquisitions and may be unsuccessful in achieving our objectives through acquisitions, dispositions or other strategic transactions” and “—Revenues and profits generated through acquisitions may be less than anticipated, and we may fail to uncover all liabilities of acquisition targets through the due diligence process prior to an acquisition, resulting in unanticipated costs, losses or a decline in profits, as well as potential impairment charges. Claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller’s indemnification obligations.”
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
Our year-over-year Pro Forma Revenue Growth Rate is calculated as though all acquisitions completed as of the end of the latest period were closed as of the first day of the prior year period presented. In calculating Pro Forma Revenue Growth Rate, we add the revenue from acquisitions for the reporting periods prior to the date of acquisition (including estimated purchase accounting adjustments), and then calculate our revenue growth rate between the two reported periods. As a result, Pro Forma Revenue Growth Rate includes pro forma revenue from businesses acquired during the period, including revenue generated during periods when we did not yet own the acquired businesses. In including such pre-acquisition revenue, Pro Forma Revenue Growth Rate allows us to measure the underlying revenue growth of our business as it stands as of the end of the respective period, which we believe provides insight into our then-current operations. Pro Forma Revenue Growth Rate does not represent organic revenue generated by our business as it stood at the beginning of the respective period. Pro Forma Revenue Growth Rates are not necessarily indicative of either future results of operations or actual results that might have been achieved had the acquisitions been consummated on the first day of the prior year period presented. We believe that this metric is useful to investors in analyzing our financial and operational performance period over period and evaluating the growth of our business, normalizing for the impact of acquisitions. This metric is particularly useful to management due to the number of acquired entities.
Our Pro Forma Revenue Growth rate was 8.6% for the year ended December 31, 2023 reflective of the underlying growth in our business including new customers and providing more solutions to existing customers.

Non-GAAP Financial Measures
Adjusted Gross Profit
Gross profit is calculated as total revenue less cost of revenue (exclusive of depreciation and amortization), amortization of developed technology, amortization of capitalized software and depreciation expense (allocated to cost of revenues). We calculate Adjusted Gross Profit as gross profit adjusted to exclude non-cash charges of depreciation and amortization allocated to cost of revenues.
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

	Year Ended December 31,
	2023	2022
	(in thousands)

Revenue	$675,369	$620,746
Cost of revenues (exclusive of depreciation and amortization)	231,007	217,375
Amortization of developed technology	15,451	16,432
Amortization of capitalized software	8,412	5,728
Depreciation expense allocated to cost of revenue	1,177	1,089
Gross profit	419,322	380,122
Depreciation and amortization	25,040	23,249
Adjusted gross profit	$444,362	$403,371
Adjusted EBITDA
Adjusted EBITDA is calculated as net loss adjusted to exclude interest and other expense, net, income tax expense (benefit), depreciation and amortization, other amortization, stock-based compensation and transaction-related and other non-recurring costs. Other amortization includes amortization for capitalized contract acquisition costs. Transaction-related costs are specific deal-related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. Other non-recurring costs are expenses such as impairment charges, system implementation costs, severance expense related to planned restructuring activities, and costs associated with integration and transformational improvements. Transaction-related and other non-recurring costs are excluded as they are not representative of our underlying operating performance.
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

	Year Ended December 31,
	2023	2022
	(in thousands)

Net loss	$(45,620)	$(59,816)
Adjusted to exclude the following:
Interest and other expense, net	46,407	33,902
Income tax expense (benefit)	1,639	(4,680)
Depreciation and amortization	104,201	110,801
Other amortization	5,738	4,261
Stock-based compensation	25,559	26,818
Transaction-related and other non-recurring costs	17,695	7,763
Adjusted EBITDA	$155,619	$119,049
Description of Certain Components of Financial Data
For additional information concerning our accounting policies, see Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.
Revenues
We derive our revenue from three primary sources which are described in detail below: (i) Subscription and Transaction Fees, which are primarily recurring revenue streams, (ii) Marketing Technology Solutions, which includes both recurring and re-occurring revenue streams and (iii) Other revenue, which consists primarily of the sale of distinct professional services and hardware. Our revenue recognition policies are discussed in more detail under “Critical Accounting Estimates.”
Subscription and Transaction Fees: Revenue includes (i) recurring monthly, quarterly and annual SaaS subscriptions and software license and maintenance fees from the sale of our Business Management, Customer Engagement and Billing and Payment solutions; (ii) payment processing fees based on the transaction volumes processed through our integrated payment solutions, and processing fees based on transaction volumes for our revenue cycle management, chronic care management and health insurance clearinghouse solutions; and (iii) membership subscriptions and our share of rebates from suppliers generated though group purchasing programs. Our revenue from payment processing fees is recorded net of credit card and ACH processing and interchange charges in the month the services are performed.
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
We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the mix of revenue between Subscription and Transaction Fees and Marketing Technology Solutions, labor costs, third-party expenses and acquisitions. In particular, Marketing Technology Solutions revenue generally has a higher cost of revenue as a percentage of revenue than our subscription and transaction fee revenue. For the year ended December 31, 2023, revenue from subscription and transaction fees increased 11.8% compared to the year ended December 31, 2022, whereas Marketing Technology Solutions revenue decreased 1.1%. To the extent our Marketing Technology Solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our Subscription and Transaction Fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.

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
Impairment
During the fourth quarter of 2023, we determined that the estimated fair value of our fitness asset group was insufficient to recover the net carrying value of the asset group resulting in an impairment of long-lived assets of approximately $5.1 million (see Note 19. Subsequent Event included in this Annual Report on Form 10-K). Additionally, during the year ended December 31, 2023, the Company ceased use of certain leased premises and subleased certain facilities resulting in an impairment charge of $1.2 million to impair the right-of-use lease assets to their fair value.
Interest and Other Expense, net
Interest and other expense, net, primarily consists of interest expense on long-term debt, net of interest income. It also includes amortization expense of financing costs and discounts, as well as realized and unrealized gains and losses related to interest rate swap agreements.
Income Tax (Expense) Benefit
U.S. GAAP requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax (expense) benefit of net operating loss and tax credit carryforwards. Income taxes are recognized for the amount of taxes payable by the Company's corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

Results of Operations
The following tables summarize key components of our results of operations for the year ended December 31, 2023 compared to the same period in 2022.
Comparison of the years ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
	(in thousands)

Revenues:
Subscription and transaction fees	$520,234	$465,345
Marketing technology solutions	133,162	134,596
Other	21,973	20,805
Total revenues	675,369	620,746
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	231,007	217,375
Sales and marketing (1)	123,561	119,059
Product development (1)	75,614	71,622
General and administrative (1)	132,235	132,483
Depreciation and amortization	104,201	110,801
Impairment	6,325	—
Total operating expenses	672,943	651,340
Operating income (loss)	2,426	(30,594)
Interest and other expense, net	(46,407)	(33,902)
Net loss before income tax (expense) benefit	(43,981)	(64,496)
Income tax (expense) benefit	(1,639)	4,680
Net loss	$(45,620)	$(59,816)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)

Cost of revenues	$464	$373
Sales and marketing	1,672	1,503
Product development	2,273	1,854
General and administrative	21,150	23,088
Total stock-based compensation expense	$25,559	$26,818

Comparison of the years ended December 31, 2023 and 2022 (percentage of revenue)
The following table provides the key components of operating costs within our results of operations as a percentage of revenue for the year ended December 31, 2023 compared to the same period in 2022.

	Year Ended December 31,		Change
	2023	2022	%

Total Revenues	100.0%	100.0%	—%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	34.2%	35.0%	(0.8)%
Sales and marketing	18.3%	19.2%	(0.9)%
Product development	11.2%	11.5%	(0.3)%
General and administrative	19.6%	21.3%	(1.7)%
Depreciation and amortization	15.4%	17.8%	(2.4)%
Impairment	0.9%	—%	0.9%
Total operating expenses	99.6%	104.9%	(5.3)%
While revenue growth remains a key focus, we remain committed to continued expansion of gross margin, net income and Adjusted EBITDA through ongoing transformation initiatives. As a percentage of revenue, cost of revenues declined from 35.0% to 34.2%, an improvement of approximately 80 basis points resulting in higher gross margin. Additionally, the combination of cost of revenue, sales and marketing, product development and general and administrative costs declined from 87.1% to 83.3%, an improvement of approximately 380 basis points. A discussion on primary drivers of cost reductions resulting in improved margin follows in the subsequent sections.
Revenues

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Revenues:
Subscription and transaction fees	$520,234	$465,345	$54,889	11.8%
Marketing technology solutions	133,162	134,596	(1,434)	(1.1)%
Other	21,973	20,805	1,168	5.6%
Total revenues	$675,369	$620,746	$54,623	8.8%
Revenues increased $54.6 million, or 8.8%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, which primarily represents the organic growth of the business as there were no material acquisitions during 2023 or 2022. This increase was driven primarily by a $29.4 million increase from subscription and transaction revenues due to our expansion in our number of customers and certain price increases across our portfolio. Additionally, there was a $25.5 million increase due to higher transaction volumes processed through our payment platforms. The decline in marketing technology solutions revenues of 1.1% resulted primarily from a reduction in demand driven by decreases in consumer spending during 2023. The majority of our revenue growth is attributable to the successful delivery of system of action capabilities to our SMBs in our verticals of home services, health and wellness as well as the ancillary revenue included in “other” associated with these services. The combined growth of revenue from the categories of subscription and transaction fees and other was 11.5% partially offset by a reduction in marketing technology solutions, which has experienced more volatility in revenue generation than the delivery of services through system of actions.

Cost of Revenues

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Cost of revenues (exclusive of depreciation and amortization presented separately below)	$231,007	$217,375	$13,632	6.3%
Cost of revenues increased by $13.6 million, or 6.3%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This increase is primarily comprised of an additional $5.4 million of lead generation and ad spend subject to resale to customers, $3.3 million of email and SMS expense, $2.6 million of campaign mail expense, and $2.1 million of application programming interface fees.
Sales and Marketing

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Sales and marketing	$123,561	$119,059	$4,502	3.8%
Sales and marketing expenses increased by $4.5 million, or 3.8%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was driven primarily by an additional $2.3 million in advertising spend, $1.1 million in software and tools and $1.0 million in personnel and compensation expense.
Product Development

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Product development	$75,614	$71,622	$3,992	5.6%
Product development expenses increased by $4.0 million, or 5.6%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was a result of investments in our technology and teams to support our various solutions as well as centralized security operations, information technology and cloud engineering, driven by an additional $1.5 million of personnel and compensation expense, $1.3 million of software and tools, and $1.3 million of technology spend.
General and Administrative

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)

General and administrative	$132,235	$132,483	$(248)	(0.2)%
General and administrative expenses decreased by $0.2 million, or 0.2%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was driven primarily by a $1.9 million decrease in stock-based compensation expense, $1.6 million decrease in facility expense and $1.0 million decrease in professional fees, offset by an additional $4.1 million of personnel and compensation expense.
Depreciation and Amortization

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Depreciation and amortization	$104,201	$110,801	$(6,600)	(6.0)%

Depreciation and amortization expenses decreased by $6.6 million, or 6.0%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The reduction in depreciation and amortization was driven primarily by the reduced rate of replacement assets resulting from a slowdown in business acquisitions. Specifically, these decreases were driven primarily by a decrease of $9.7 million in intangible assets’ amortization, partially offset by $2.7 million of additional capitalized software amortization and an increase of $0.5 million of property and equipment depreciation.
Impairment

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Impairment	$6,325	$—	$6,325	100.0%
During the fourth quarter 2023, we determined that the estimated fair value of our fitness asset group was insufficient to recover the net carrying value of the asset group resulting in an impairment of long-lived assets of approximately $5.1 million (see Note 19. Subsequent Event included in this Annual Report on Form 10-K). Additionally, during the year ended December 31, 2023, we ceased use of certain leased premises and subleased certain facilities resulting in an impairment charge of $1.2 million to impair the right-of-use lease assets to their fair value. We did not have similar expenses for the year ended December 31, 2022.
Interest and Other Expense, net

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Interest and other expense, net	$46,407	$33,902	$12,505	36.9%
Interest and other expense, net, increased by $12.5 million, or 36.9%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was driven primarily by higher interest expense as a result of increased variable base interest rates during 2023 on the Company’s Credit Facilities of $14.9 million, partially offset by a decrease of $0.9 million in unrealized losses recorded on the interest rate swaps and a $0.8 million increase in interest income.
Income Tax (Expense) Benefit

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)

Income tax (expense) benefit	$(1,639)	$4,680	$(6,319)	(135.0)%
Income tax (expense) benefit decreased by $6.3 million, or 135.0%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, with the change driven primarily by discrete items and the year-over-year decrease in the Company’s pre-tax loss. The year ended December 31, 2023 includes the release of a valuation allowance in the second quarter of 2023. The year ended December 31, 2022 included a California law change, an intercompany intellectual property sale, and the establishment of a valuation allowance for our New Zealand subsidiaries in the first quarter of 2022.
Liquidity and Capital Resources
To date, our primary sources of liquidity have been net cash provided by operating activities, proceeds from equity issuances and long-term debt.
Our primary use of liquidity through 2021 was primarily associated with acquisitions of businesses. Subsequent to 2021, we have utilized liquidity for items such as strategic investments in the ongoing transformation of our business and infrastructure, our recent business acquisition of Kickserv and share repurchases authorized through our Repurchase Program. For a description of our recent acquisitions, see Note 3. Acquisitions in the notes to the consolidated financial statements included in this Annual Report on Form 10-K. Absent significant deterioration of market conditions, we expect that working capital requirements, capital expenditures, acquisitions, the Company’s Repurchase Program (as defined below), debt servicing and lease obligations will be our principal needs for liquidity going forward.
As of December 31, 2023, we had cash, cash equivalents and restricted cash of $96.2 million, $190.0 million of available borrowing capacity under our Revolver (as defined below) and $537.6 million outstanding under our Term Loans (as defined below). We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. We expect to consummate acquisitions of complementary businesses in the future that could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part I, Item 1A.“Risk Factors.”
Cash Flows
The following table sets forth cash flow data:

	Year ended December 31,
	2023	2022
	(in thousands)

Net cash provided by operating activities	$104,605	$64,802
Net cash used in investing activities	(38,020)	(18,080)
Net cash used in financing activities	(66,630)	(47,309)
Effect of foreign currency exchange rate changes on cash	400	(1,148)
Net increase (decrease) in cash, cash equivalents and restricted cash	$355	$(1,735)
Cash Flow from Operating Activities
Net cash provided by operating activities was $104.6 million for the year ended December 31, 2023, compared to $64.8 million for the year ended December 31, 2022. Changes in net cash provided by operating activities result primarily from cash received from net sales within our subscription and transaction fees and marketing technology solutions. Other drivers of the changes in net cash provided by operating activities include payments for personnel expenses for our employees, costs related to delivering our services and products, partner commissions, advertising and interest on our long-term debt.
The increase in cash provided for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to higher cash collections from our subscription and transaction fees and marketing technology solutions, which includes revenues from payment processing of approximately $62.3 million, partially offset by higher interest payments of $15.1 million, costs directly related to the delivery of our services and products of $12.4 million, and higher investments made to support the growth of our business including personnel expenses of $2.7 million.
Cash Flow from Investing Activities
During the year ended December 31, 2023, net cash used in investing activities of $38.0 million was related primarily to costs to develop software of $20.0 million, the acquisition of Kickserv, net of cash acquired, for approximately $15.0 million and $3.0 million for purchases of property and equipment.
During the year ended December 31, 2022, net cash used in investing activities of $18.1 million was related primarily to costs to develop software of $15.5 million and $2.6 million for purchases of property and equipment.
Cash Flow from Financing Activities
During the year ended December 31, 2023, net cash used in financing activities of $66.6 million was related primarily to the repurchase and retirement of shares of our common stock of $67.3 million.
During the year ended December 31, 2022, net cash used in financing activities of $47.3 million was related primarily to the repurchase and retirement of shares of our common stock of $43.0 million and $9.5 million for payments on long-term debt, partially offset by net proceeds from common stock issuances of $5.2 million.
For additional information regarding our repurchase and retirement of shares of our common stock, refer to Note 11. Equity in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Credit Facilities
We are party to a credit agreement, as amended, that provides for two term loans for an aggregate principal amount of $550.0 million (“Term Loans”), a revolver with a capacity of $190.0 million (“Revolver”) and a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. These debt arrangements are collectively referred to herein as the “Credit Facilities”.
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
Prior to July 1, 2023, borrowings under the Credit Facilities were available as ABR or Eurocurrency borrowings. ABR borrowings under the Credit Facilities accrued interest at an alternate base rate plus an applicable rate, and Eurocurrency borrowings accrued interest at a LIBOR rate plus an applicable rate. The ABR rate represented the greater of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and an adjusted LIBOR rate for a one month interest period plus 1%.
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
Effective as of July 1, 2023, borrowings under the Credit Facilities bear interest at the Company’s option at ABR plus an applicable rate, or at a forward-looking term rate based upon the secured overnight financing rate (“SOFR”), plus (i) (a) with respect to Term Loans, credit spread adjustments of 0.11448%, 0.26161%, 0.42826% and 0.71513% for interest periods of one, three, six and twelve months, respectively, and (b) with respect to revolving loans, a credit spread adjustment of 0.0% (“Adjusted SOFR”) plus (ii) an applicable rate, in each case with such applicable rate based on the Company’s first lien net leverage ratio. The ABR represents the highest of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and the Adjusted SOFR for a one month interest period plus 1%. The applicable rate for the Term Loans and the Revolver was 3.0% for Adjusted SOFR borrowings and 2.0% for ABR borrowings, in each case subject to change based on our first lien net leverage ratio.
Effective October 31, 2022, we entered into an interest rate swap agreement in connection with the Company’s Credit Facilities for a notional amount of $200.0 million to convert a portion of the floating rate component of the Term Loans from a floating rate to a fixed rate (the “Initial Swap”). The Initial Swap has a term of five years with a fixed rate in the agreement of 4.212% as amended in June 2023. Additionally, effective March 31, 2023, the Company entered into a second interest rate swap agreement in connection with our Credit Facilities for a notional amount of $100.0 million to convert a portion of the floating rate component of the Term Loans from a floating rate to a fixed rate (the “Second Swap”). The Second Swap has a term of approximately 4.5 years with a fixed rate in the agreement of 3.951%, as amended in June 2023.
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
As of December 31, 2023, there was $537.6 million outstanding under our Credit Facilities, all of which was related to the Term Loans as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loans was approximately 8.5% for the year ended December 31, 2023, excluding the effect of any interest rate swap agreements.
As of December 31, 2023, we were in compliance with the covenants under the Credit Facilities.

Stock Repurchase Program
On June 14, 2022, our Board approved a stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, our Board approved an expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock ($100.0 million total) and an extension to the expiration of the Repurchase Program through December 31, 2023. On November 5, 2023, our Board approved an additional expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock (from $100.0 million to $150.0 million in total) and extended the expiration of the Repurchase Program through December 31, 2024. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. This Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board. The Company expects to fund repurchases with existing cash on hand.
The Company repurchased and retired 6.9 million shares of common stock for $67.6 million, including transaction fees and taxes, during the year ended December 31, 2023. As of December 31, 2023, $40.0 million remains available under the Repurchase Program.
Contractual Obligations
Refer to Notes 9. Leases, 10. Long-Term Debt and 17. Commitments and Contingencies in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our debt, operating lease and contractual obligations, respectively.
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
While our significant accounting policies are described in further detail in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
Revenue Recognition
Revenues are derived from subscription and transaction fees, marketing technology solutions, and other revenues. We recognize revenue when our customers obtain control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In determining the total consideration that we expect to receive, we include variable consideration only to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty is resolved. There have not been any material changes during 2023 in the underlying estimates and assumptions in determining probability of variable consideration.
Subscription and Transaction Fees:
Subscription revenue primarily consists of the sale of SaaS offerings, software licenses and related support services and payment processing services.
The timing of revenue recognition within our software subscription services is dictated by the nature of the underlying performance obligation. SaaS offerings and license support services are generally recognized ratably over the contractual period that the services are delivered, beginning on the date our service is made available to customers, while on-premise perpetual or term licenses are generally recognized at the point in time when the software is made available to the customer to download or use. Subscription revenue-related contracts can be both short and long-term, with stated contract terms that range from one month to five years. Our contracts may contain termination for convenience provisions that allow the Company, customer or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a penalty.
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
We also receive rebates from contracted suppliers in exchange for our program administration services. Rebates earned are based on a defined percentage of the purchase price of goods and services sold to members. Administration services contracts with customers are generally for an annual or monthly term and renew automatically upon lapse of the current term.
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
Goodwill and Intangible Assets Recoverability
We perform an impairment test annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill might not be fully recoverable. In accordance with applicable accounting guidance, a company can assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test or may elect to proceed directly to a quantitative goodwill impairment test. The Company performed a quantitative annual impairment assessment for the year ended December 31, 2023 and a qualitative assessment for the previously reported periods, each of which resulted in substantial excess of estimated fair value over net carrying value for each reporting unit. For the quantitative assessment, we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows over an extended period of time, long-term growth rates for the business and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. As part of the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. For the qualitative assessments, we reviewed factors including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in any key personnel, any changes in composition of carrying amount of our assets and changes in our stock price. There were no reasonable changes to the methods and assumptions that would have resulted in an impairment. In the future, if there are material changes in the underlying estimates and assumptions pertaining to the impairment assessment, the financial statements could be materially impacted. For each year end, we determined that it was more likely than not that the fair value of each of our reporting units was more than the respective related carrying amounts, including goodwill, and therefore did not record any goodwill impairment.
Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Indicators we reviewed included whether there was a significant decrease in market prices of our assets, a significant adverse change in the extent or manner in which our assets are being used, a significant adverse change in legal factors affecting our assets and a cash flow loss. During the fourth quarter 2023, we determined that the estimated fair value of our fitness asset group was insufficient to recover the net carrying value of the asset group resulting in an impairment of long-lived assets of approximately $5.1 million (see Note 19. Subsequent Event included in this Annual Report on Form 10-K) of which $3.1 million was attributable to intangible assets. The Company did not identify indicators of impairment for the years ended December 31, 2022 and 2021. In the future, if there are material changes in the underlying estimates and assumptions pertaining to the impairment assessment, the financial statements could be materially impacted.
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
The Company recorded an additional $4.1 million and $16.7 million in valuation allowance on our deferred tax assets in 2023 and 2022, respectively, using the aforementioned approach. The Company recorded $0.2 million and $0.4 million in unrecognized tax benefits for the years ended December 31, 2023 and 2022, respectively.
Valuation allowances are currently assessed based on scheduling the reversal of temporary differences, without consideration to future projections of income, given the Company’s history of losses. This approach may change in the future, requiring the use of estimates or assumptions with regard to future taxable income in assessing the need for and quantum of valuation allowances.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.
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
Interest rate risk
We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments. We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. Following an amendment in June 2023, borrowings under the Credit Facilities bear interest at the Company’s option at ABR plus an applicable rate, or at a forward-looking term rate based upon SOFR, plus (i) (a) with respect to Term Loans, credit spread adjustments of 0.11448%, 0.26161%, 0.42826% and 0.71513% for interest periods of one, three, six and twelve months, respectively and (b) with respect to revolving loans, a credit spread adjustment of 0.0% (“Adjusted SOFR”) plus (ii) an applicable rate, in each case with such applicable rate based on the Company’s first lien net leverage ratio. The ABR represents the highest of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and the Adjusted SOFR for a one month interest period plus 1%. The applicable rate for the Term Loans and the Revolver is 3.0% for Adjusted SOFR borrowings and 2.0% for ABR borrowings, in each case subject to change based on our first lien net leverage ratio. For our Credit Facility, interest rate changes impact future earnings and cash flows, assuming other factors are held constant. As of December 31, 2023, we had $537.6 million outstanding under our Term Loan and $— outstanding under our Revolving Loan.
Effective October 31, 2022, the Company entered into the Initial Swap in connection with the Company’s Credit Facilities for a notional amount of $200.0 million to convert a portion of the floating rate component of the Term Loans from a floating rate to a fixed rate. The Initial Swap has a term of five years with a fixed rate in the agreement of 4.2120%, as amended in June 2023. Additionally, effective March 31, 2023, the Company entered into a Second Swap in connection with the Company’s Credit Facilities for a notional amount of $100.00 million to convert a portion of the floating rate component of the Term Loans from a floating rate to a fixed rate. The Second Swap agreement has a term of approximately 4.5 years with a fixed rate in the agreement of 3.951%, as amended in June 2023.
Based on the outstanding balance of the Credit Facilities as of December 31, 2023, for every 100 basis point increase in the Adjusted SOFR rate, we would incur approximately $2.4 million of additional annual interest expense.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EverCommerce Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EverCommerce Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado
March 14, 2024

EverCommerce Inc.
Consolidated Balance Sheets
(in thousands, except per share and share amounts)

	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$92,609	$92,625
Restricted cash	3,570	3,199
Accounts receivable, net of allowance for expected credit losses of $6.2 million and $4.7 million at December 31, 2023 and 2022, respectively	45,417	48,032
Contract assets	16,117	12,971
Prepaid expenses and other current assets	22,434	23,760
Total current assets	180,147	180,587
Property and equipment, net	9,734	11,930
Capitalized software, net	42,511	32,554
Other non-current assets	42,722	46,855
Intangible assets, net	315,519	405,720
Goodwill	927,431	914,082
Total assets	$1,518,064	$1,591,728
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,638	$8,373
Accrued expenses and other	66,265	56,963
Deferred revenue	24,082	22,885
Customer deposits	12,891	11,360
Current maturities of long-term debt	5,500	5,500
Total current liabilities	117,376	105,081
Long-term debt, net of current maturities and deferred financing costs	526,696	530,946
Other non-current liabilities	47,956	49,008
Total liabilities	692,028	685,035
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 186,934,031 and 191,447,237 shares issued and outstanding at December 31, 2023 and 2022, respectively	2	2
Accumulated other comprehensive loss	(8,017)	(10,198)
Additional paid-in capital	1,454,026	1,489,935
Accumulated deficit	(619,975)	(573,046)
Total stockholders’ equity	826,036	906,693
Total liabilities and stockholders’ equity	$1,518,064	$1,591,728
The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)

	Year Ended December 31,
	2023	2022	2021

Revenues:
Subscription and transaction fees	$520,234	$465,345	$351,831
Marketing technology solutions	133,162	134,596	118,275
Other	21,973	20,805	20,033
Total revenues	675,369	620,746	490,139
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	231,007	217,375	162,230
Sales and marketing	123,561	119,059	93,789
Product development	75,614	71,622	49,506
General and administrative	132,235	132,483	110,369
Depreciation and amortization	104,201	110,801	101,437
Impairment	6,325	—	—
Total operating expenses	672,943	651,340	517,331
Operating income (loss)	2,426	(30,594)	(27,192)
Interest and other expense, net	(46,407)	(33,902)	(36,111)
Loss on debt extinguishment	—	—	(28,714)
Net loss before income tax (expense) benefit	(43,981)	(64,496)	(92,017)
Income tax (expense) benefit	(1,639)	4,680	10,051
Net loss	(45,620)	(59,816)	(81,966)
Other comprehensive gain (loss):
Foreign currency translation gain (loss), net	2,181	(8,431)	(3,313)
Comprehensive loss	$(43,439)	$(68,247)	$(85,279)
Net loss attributable to common stockholders:
Net loss	$(45,620)	$(59,816)	$(81,966)
Adjustments to net loss (see Note 13)	—	—	(15,105)
Net loss attributable to common stockholders	$(45,620)	$(59,816)	$(97,071)

Basic and diluted net loss per share attributable to common stockholders	$(0.24)	$(0.31)	$(0.82)
Basic and diluted weighted-average shares of common stock outstanding used in computing net loss per share	188,938,892	194,624,968	117,795,280

The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(in thousands)

	Total (1) Convertible Preferred Stock	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount

Balance at January 1, 2021	$908,310	—	$—	43,074	$—	$40,564	$(431,264)	$1,546	$(389,154)
Accretion of Series B convertible preferred stock to redemption value	15,105	—	—	—	—	(15,105)	—	—	(15,105)
Issuance of convertible preferred stock, net	109,782	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(1,033,197)	—	—	125,041	2	1,033,195	—	—	1,033,197
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriters fees of $31,278 thousand	—	—	—	21,882	—	340,708	—	—	340,708
Issuance of common stock in a private placement	—	—	—	4,412	—	75,000	—	—	75,000
Rollover equity in consideration of net assets acquired	—	—	—	45	—	726	—	—	726
Stock-based compensation	—	—	—	571	—	22,095	—	—	22,095
Stock option exercises	—	—	—	359	—	1,319	—	—	1,319
Release of valuation allowance related to prior equity transactions	—	—	—	—	—	2,141	—	—	2,141
Foreign currency translation loss, net	—	—	—	—	—	—	—	(3,313)	(3,313)
Net loss	—	—	—	—	—	—	(81,966)	—	(81,966)
Balance at December 31, 2021	$—	—	$—	195,384	$2	$1,500,643	$(513,230)	$(1,767)	$985,648
(1)Represents the aggregate activity for Series A, B and C convertible preferred stock that was converted as a result of the IPO (See Note 11. Equity).

The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Cont’d)
(in thousands)

	Total Convertible Preferred Stock	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount

Balance at January 1, 2022	$—	—	$—	195,384	$2	$1,500,643	$(513,230)	$(1,767)	$985,648
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	502	—	3,366	—	—	3,366
Common stock issued upon vesting of restricted stock units	—	—	—	162	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	26,818	—	—	26,818
Stock option exercises	—	—	—	351	—	1,819	—	—	1,819
Repurchase and retirement of common stock	—	—	—	(4,952)	—	(42,994)	—	—	(42,994)
Release of valuation allowance related to prior equity transactions	—	—	—	—	—	283	—	—	283
Foreign currency translation loss, net	—	—	—	—	—	—	—	(8,431)	(8,431)
Net loss	—	—	—	—	—	—	(59,816)	—	(59,816)
Balance at December 31, 2022	$—	—	$—	191,447	$2	$1,489,935	$(573,046)	$(10,198)	$906,693
Issuance of common stock for Employee Stock Purchase Plan	$—	—	—	550	—	3,550	—	—	3,550
Common stock issued upon vesting of restricted stock units	—	—	—	1,335	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	25,559	—	—	25,559
Stock option exercises	—	—	—	482	—	2,603	—	—	2,603
Repurchase and retirement of common stock including taxes	—	—	—	(6,880)	—	(67,621)	—	—	(67,621)
Adoption of ASC 326, Current Expected Credit Losses	—	—	—	—	—	—	(1,309)	—	(1,309)
Foreign currency translation gain, net	—	—	—	—	—	—	—	2,181	2,181
Net loss	—	—	—	—	—	—	(45,620)	—	(45,620)
Balance at December 31, 2023	$—	—	$—	186,934	$2	$1,454,026	$(619,975)	$(8,017)	$826,036
The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2023	2022	2021

Cash flows provided by operating activities:
Net loss	$(45,620)	$(59,816)	$(81,966)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	104,201	110,801	101,437
Stock-based compensation	25,559	26,818	22,095
Deferred taxes	(1,657)	(7,477)	(12,026)
Amortization of deferred financing costs and non-cash interest	1,651	2,093	4,843
Impairment of long lived assets	6,325	—	—
Bad debt expense	6,016	5,578	2,044
Loss on debt extinguishment	—	—	28,714
Other non-cash items	2,738	4,747	700
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(5,011)	(13,206)	(13,342)
Prepaid expenses and other current assets	(2,261)	(3,823)	(8,009)
Other non-current assets	4,183	4,937	(10,514)
Accounts payable	179	(1,868)	(3,961)
Accrued expenses and other	10,423	3,076	(3,267)
Deferred revenue	868	160	8,646
Other non-current liabilities	(2,989)	(7,218)	2,088
Net cash provided by operating activities	104,605	64,802	37,482
Cash flows used in investing activities:
Purchases of property and equipment	(3,037)	(2,566)	(3,103)
Capitalization of software costs	(20,043)	(15,514)	(11,692)
Acquisition of companies, net of cash acquired	(14,940)	—	(364,873)
Net cash used in investing activities	(38,020)	(18,080)	(379,668)
Cash flows (used in) provided by financing activities:
Payments on long-term debt	(5,500)	(9,500)	(1,028,457)
Proceeds from long-term debt	—	—	850,966
Deferred financing costs	—	—	(8,135)
Exercise of stock options	2,603	1,819	1,319
Proceeds from preferred stock issuance, net	—	—	109,782
Proceeds from common stock issuance, net	—	—	415,708
Proceeds from common stock issuance for Employee Stock Purchase Plan	3,550	3,366	—
Repurchase and retirement of common stock	(67,283)	(42,994)	—
Net cash (used in) provided by financing activities	(66,630)	(47,309)	341,183
Effect of foreign currency exchange rate changes on cash	400	(1,148)	224
Net increase (decrease) in cash and cash equivalents and restricted cash	355	(1,735)	(779)
Cash and cash equivalents and restricted cash:
Beginning of period	95,824	97,559	98,338
End of period	$96,179	$95,824	$97,559

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,011	$30,077	$30,847
Cash paid for income taxes	$3,107	$2,511	$1,495
Supplemental disclosures of noncash investing and financing activities:
Rollover equity in consideration of net assets acquired	$—	$—	$726
Accretion of Series B preferred stock to redemption value	$—	$—	$15,105

The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business
EverCommerce Inc. and subsidiaries (the “Company” or “EverCommerce”) is a leading provider of integrated software-as-a-service (“SaaS”) solutions or services for service-based small- and medium-sized businesses (“service SMBs”). Our platforms span across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. Today, the Company serves more than 708,000 customers across three core verticals: Home Services; Health Services; and Fitness & Wellness Services. Within the core verticals, customers operate within numerous micro-verticals, ranging from home service professionals, such as construction contractors and home maintenance technicians, to physician practices and therapists in the Health Services industry, to personal trainers and salon owners in the Fitness & Wellness sectors. The platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly nuanced demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. The Company is headquartered in Denver, Colorado, and has operations across the United States, Canada, Jordan, United Kingdom, Australia and New Zealand.
Initial Public Offering
On July 6, 2021, the Company completed its Initial Public Offering (“IPO”), in which the Company issued and sold 19.1 million shares of its common stock at a public offering price of $17.00 per share (see Note 11. Equity).
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements (collectively, the “financial statements”) include the operations of EverCommerce and all wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All material intercompany transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are subject to uncertainties due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. Significant items subject to such estimates include: valuing identified intangible assets and acquired goodwill and establishing estimated useful lives for intangible assets in connection with business combinations; the estimation of the recoverability of goodwill and other intangible assets; income tax uncertainties, including valuation allowance for deferred tax assets and value of any uncertain tax positions; recognizing bad debt expense from expected credit losses; recognizing stock-based compensation expens~~e~~ and estimating standalone selling price, when applicable, for the allocation of transaction price when multiple performance obligations are included in a contract with a customer.
We evaluate our estimates on an ongoing basis. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recognized revenue and expenses that are not readily apparent from other sources. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates and assumptions.
Segment Information
The Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer (“CEO”), evaluates financial performance and allocates resources on a consolidated basis. Accordingly, the Company has determined that it operates in a single reportable segment. See Notes 4. Revenue and 18. Geographic Areas for disaggregated information regarding the Company's revenues and long-lived assets by geography, respectively.
Business Combinations
The results of a business acquired in a business combination are included in the Company’s financial statements from the date of acquisition with the associated purchase price allocated to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Based on the nature of the businesses that the Company acquires, goodwill arising from acquisitions typically consists of synergies with previously acquired businesses and economies of scale resulting from centralizing shared service functions. Acquisition-related transaction costs are expensed in the period in which the costs are incurred.

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
Accounts Receivable, net
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for estimated credit losses inherent in its accounts receivable portfolio. In establishing the expected credit loss, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute and customer paying patterns. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.
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
Capitalized Software, net
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
The Company also capitalizes certain costs related to software developed for external use for which it plans to sell to customers, i.e. on-premise software to be installed on customer computers at the customer site. Costs incurred prior to reaching technological feasibility are charged to product development expense as incurred. Capitalization ceases when the product is available for general release to the customers. Such costs have not been material.
The Company amortizes software costs, using the straight-line method, over its estimated useful life of five years.

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored.
Impairment of Long-Lived Assets
During the fourth quarter of 2023, the Company evaluated the recoverability of our fitness asset group. As a result of our evaluation, we determined that the estimated fair value of our fitness asset group was insufficient to recover the net carrying value of the asset group resulting in an impairment charge of approximately $5.1 million during the three months ended December 31, 2023, of which $3.1 million related to intangible assets (see Note 19. Subsequent Event). Additionally, the Company ceased use of certain leased premises and subleased certain facilities resulting in an impairment charge of $1.2 million to impair the right-of-use lease assets to their fair value during the year ended December 31, 2023. The impairment charges are recorded in impairment expense on the consolidated statements of operations and comprehensive loss. There were no impairments of long-lived assets during the years ended December 31, 2022 and 2021 other than the abandonment of certain features of its capitalized software as more fully described in Note 8. Capitalized Software.
Goodwill
Goodwill represents the excess of purchase price over amounts allocated to identifiable assets acquired and liabilities assumed in business combinations. The carrying value of goodwill is evaluated for impairment at least annually or more frequently whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. The Company performs an annual impairment review of its goodwill balance during the fourth quarter or more frequently if business factors indicate. Prior to performing a quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of the reporting unit exceeds its carrying value. In the event the Company determines that it is more likely than not the carrying value of a reporting unit is higher than its estimated fair value, quantitative testing is performed comparing recorded values to estimated fair values. Alternatively, the Company may perform a quantitative assessment for the annual review of recoverability rather than a qualitative assessment. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. We did not incur any goodwill impairment losses in any of the periods presented.
Leases
The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) as of January 1, 2022 and recognized right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet representing the rights and obligations created by those leases and disclosed key information about leasing arrangements. Lease expense is recognized on a straight-line basis over the non-cancelable lease term and is recorded to general and administrative expense on the statements of operations and comprehensive loss. Operating ROU lease assets are included in other non-current assets and operating lease liabilities are included in accrued expenses and other and other non-current liabilities on our consolidated balance sheets.
Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We do not recognize ROU lease assets and lease liabilities for leases with a term of 12 months or less. For all other leases, operating lease assets and liabilities are recognized at commencement based on the present value of lease payments over the lease term. The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. We also consider whether our service arrangements include the right to control the use of an asset. The ROU lease assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are adjusted for lease incentives.

EverCommerce Inc.
Notes to Consolidated Financial Statements
The Company’s leases do not provide a readily determinable implicit interest rate and we use our incremental borrowing rate to measure the lease liability and corresponding ROU lease assets. Our incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis adjusted for market conditions and the length of the lease term. Judgement is applied in assessing factors such as Company-specific credit risk, lease term, nature and quality of the underlying collateral, currency, and economic environment in determining the incremental borrowing rate to apply to each lease.
The Company’s leases may include a non-lease component representing additional services transferred to the Company, such as common area maintenance for real estate. We elected the practical expedient to not separate lease from fixed non-lease components for our real estate leases. We account for the lease and fixed non-lease components of our operating ROU lease assets as a single lease component. The non-lease components are usually variable in nature and recorded in variable lease expense in the period incurred.
Future lease payments may include fixed rent escalation clauses or payments that depend on an index (such as the consumer price index) measured using the index or applicable rate at lease commencement. Subsequent changes in index and other periodic market-rate adjustments to base rent are recorded in variable lease expense in the period incurred. In addition, certain leases include options to extend or terminate a lease, which are recognized when it is reasonably certain that we will exercise that option. The Company’s leases generally do not contain any material restrictive covenants or residual value guarantees.
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
Series A, B and C Convertible Preferred Stock
The Company accounted for its Series A Convertible Preferred Stock (“Series A”), Series B Convertible Preferred Stock (“Series B”) and Series C Convertible Preferred Stock (“Series C”) shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Series A shares, Series B shares and Series C shares were conditionally redeemable preferred stock shares (with redemption rights that were either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) that were classified as Convertible Preferred Stock separate from the stockholders’ equity (deficit) section of the Company’s consolidated balance sheets. The Series A shares and Series C shares were redeemable upon the occurrence of uncertain events not solely within the Company’s control and these uncertain events were deemed not probable. Therefore, Series A shares and Series C shares were presented at fair value at the time of issuance and were not subsequently re-measured. The Company’s Series B shares featured certain redemption rights that were considered to be outside of the Company’s control and these redemption rights were deemed probable of occurrence through March 15, 2021. Accordingly, Series B shares were presented at redemption value through that date.
In connection with the IPO, all of the Company’s then outstanding convertible preferred stock converted into shares of common stock on a one-for-one basis. Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital.
Revenue Recognition
In accordance with U.S. GAAP, the Company performs the following steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its contracts with customers: (i) identification of the contract with a customer; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as each performance obligation is satisfied. The Company assesses the goods or services promised within each contract to determine if they are distinct and represent a performance obligation. The Company then allocates the transaction price to the respective performance obligations, and recognizes revenue when (or as) the performance obligations are satisfied. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services.
The Company maintains three primary categories of revenue sources:
Subscription and Transaction Fees:
Subscription revenue primarily consists of the sale of SaaS offerings or the sale of software licenses. Through the SaaS offerings and

EverCommerce Inc.
Notes to Consolidated Financial Statements
related support services, customers are granted access to a hosted software application over the contract period, generally ranging from one month to five years, without a contractual right to possession of the software. Alternatively, through the sale of software licenses the customer is provided with a right to use software that provides functionality to the customer on a stand-alone basis, and related support services, which include telephone/technical support, when-and-if available software updates and, in certain instances, hosting services. The software licenses are both perpetual, providing the customer with the right-of-use for an indefinite period, and term, which generally range for a defined period of time from one month to five years. Contracts may contain termination for convenience provisions that allow the Company, customer or both parties the ability to terminate for convenience, either at any time or upon providing a specified notice period, without a penalty. The contract term for accounting purposes is determined to be the period in which parties to the contract have present enforceable rights and obligations, therefore the contract term for accounting purposes may be shorter than the stated term.
•SaaS and related support services: Revenues from the sale of hosted software applications and related support services are generally recognized ratably over the contractual period that the services are delivered, beginning on the date the service is made available to customers. Revenue is recognized ratably because the customer simultaneously receives and consumes the benefits of the services throughout the contract period. Contracts are generally fixed price and may be invoiced on a monthly, quarterly or annual basis, with standard payment terms ranging from 30 to 60 days.
•License and related support services: Revenues from the sale of distinct on-premise licenses are generally recognized at the point in time when the software is made available to the customer to download or use. Revenues from the sale of license related support services are generally recognized ratably over the contractual period that the services are delivered. Within these arrangements, the Company is obligated to make the support services available continuously throughout the contract and the customer simultaneously receives and consumes the benefit of making these services available throughout the contract period. Contracts are generally fixed price and may be invoiced on a monthly, quarterly or annual basis, with standard payment terms ranging from 30 to 60 days. The timing of revenue recognition may differ from the timing of invoicing customers due to the existence of these invoicing practices as well as the requirement to recognize revenue on a relative stand-alone selling price basis.
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
•Payment processing services: The Company has concluded that it does not possess the ability to control the underlying services provided by third parties in the fulfillment of its obligations to customers and therefore recognizes revenue net of interchange fees retained by the card issuing financial institutions and fees charged by payment networks. The Company recognizes revenue from these transaction services as the services are provided and ascribes the transaction consideration to the distinct services utilizing the variable consideration allocation exception. Payment for transaction services is received in arrears, typically within one month of when the services have been provided. Transaction services contracts with customers are generally for a term of one month and renew automatically each month.
•Purchasing program administration services: The Company receives rebates from contracted suppliers in exchange for program administration services. Rebates earned are based on a defined percentage of the purchase price of goods and services sold to program members under the contract the Company has negotiated with its suppliers. Administration services contracts with customers are generally for an annual or monthly term and renew automatically upon lapse of the current term.
Marketing Technology Solutions:
Marketing technology solutions consist of digital advertising management and consumer connection services. Digital advertising management services include content creation, search engine optimization and paid media management services. The nature of the performance obligation within advertising management contracts is to stand-ready and provide management services on a continuous basis over the contract term. As a result, revenue associated with advertising management services is recognized on a ratable basis over the service period as the customer simultaneously receives and consumes the benefits of the management services evenly throughout the contract period. The Company typically earns a fixed recurring fee in exchange for advertising management services; however, in certain instances, the transaction consideration to which the Company is entitled may be variable. The Company applies the variable consideration allocation exception to these arrangements. Advertising management services are typically invoiced on a monthly basis either in arrears or in advance. Certain arrangements may be invoiced on a quarterly or annual basis.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Consumer connection services relate to the sourcing and delivery of service requests from consumers to home service providers. Revenue for consumer connection services may be recognized at either a point-in-time or on an over-time basis as each connection is delivered. Revenue is derived from fees paid by service professionals for consumer matches. Fees associated with each consumer match generated may be either fixed price or variable. The variable consideration, subject to being constrained by Company estimates, is allocated to the connection from which it was derived. Payment for consumer connection services is received in arrears, typically within one month of when the services have been provided. The Company records a contract asset or unbilled receivable for this difference on the consolidated balance sheets. Marketing technology solutions service related contracts are typically short-term with stated contract terms that are less than one year.
Other:
Other revenues generally consist of fees associated with the sale of distinct professional services, either in support of subscription revenue or marketing technology revenue, and hardware. Professional service offerings are typically sold as part of an arrangement for products or services included within subscription or marketing revenue. Professional services associated with subscription revenue generally relate to standard implementation, configuration, installation or training services applied to both SaaS and on-premise deployment models and those services associated with marketing technology are derived from website design, creation or enhancement services. Professional service revenue is recognized over time as the services are performed, as the customer simultaneously receives and consumes the benefit of these services. Professional service contracts are offered at either a fixed or a variable price and may be invoiced in advance or arrears of the services being provided.
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
The Company’s contracts may include standard warranty or service level provisions that state promised goods and services will perform and operate in all material respects as defined in the respective agreements. The Company has determined that these represent assurance-type warranties, and the Company has not incurred any material costs as a result of such commitments.
Cost to Obtain and Fulfill a Contract:
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
Advertising
We expense the cost of advertising as incurred, which is primarily for internet-based advertising to market our products and services. For the years ended December 31, 2023, 2022 and 2021, advertising expenses included in sales and marketing expenses on the

EverCommerce Inc.
Notes to Consolidated Financial Statements
consolidated statements of operations and comprehensive loss were $23.7 million, $21.4 million and $19.3 million, respectively.
Stock-based Compensation
We measure stock-based compensation awards made to employees and directors based on the estimated grant date fair value of the awards and recognize the compensation expense on a straight-line basis over the applicable service period. We use the Black-Scholes option-pricing model to estimate the fair value of options granted with time-based vesting and market-based vesting terms, respectively, which requires the use of assumptions, including the fair value of the common stock, expected volatility, expected term, risk-free interest rate and expected dividends. The Company does not have a sufficient third-party history of market prices of its common stock, and as such volatility is estimated, using historical volatilities of comparable public entities for the valuation of its stock options. At the point when the Company has sufficient and meaningful trading history of its stock, as is the case for the Company’s 2021 Employee Stock Purchase Plan (the “ESPP”) (see Note 12. Stock-Based Compensation), it will calculate volatility based on its own trading history. The expected term represents the estimated average period of time that the option will remain outstanding. Since the Company does not have sufficient historical data for the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term. Once the Company has sufficient historical data for the exercise of its options it will use Company-specific data. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on history and the expectation of paying no dividends.
We estimate forfeitures at the date of grant and adjust these estimates to actual forfeitures as they occur. These assumptions involve inherent uncertainties including market conditions and employee behavior that are generally outside of the Company’s control. Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest.
Income Taxes
The Company is a C corporation for federal income tax purposes. Deferred taxes are provided whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company's total provision for taxes includes income taxes on the Company's corporate subsidiaries.
The Company records uncertain tax positions based on the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority when it is determined that the tax position will more likely than not be sustained on the basis of the technical merits of the position. When applicable, interest and penalties relating to any such uncertain tax positions are recorded as part of income tax expense.
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
Foreign Currency Translation
The functional currency of our foreign subsidiaries is primarily the local currency in which the entity is located. The financial results of all subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars upon consolidation. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the current exchange rate in effect as of the date of the consolidated

EverCommerce Inc.
Notes to Consolidated Financial Statements
balance sheets (the “Spot Rate”). Revenues and expenses are translated at the average exchange rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are included in the cumulative currency translation adjustments in accumulated other comprehensive loss in stockholders’ equity. The functional currencies of the Company’s significant foreign operations include the Canadian dollar, Great British Pound, Australian dollar and New Zealand dollar.
For the Company’s subsidiaries that operate primarily in the U.S. dollar, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at the Spot Rate in effect as of the date of the consolidated balance sheets. Non-monetary assets and liabilities are remeasured using historical exchange rates. Income and expense elements are remeasured at the average exchange rates during the respective periods in which the elements are recognized within the consolidated statements of operations and comprehensive loss.
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
Recently Issued Accounting Pronouncements
We evaluate all ASUs issued by the FASB for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.
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
In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the guidance in ASC 805 to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. FASB’s objective in issuing the ASU is to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity and inconsistency related to both the recognition of an acquired contract liability and payment terms’ effects on subsequent revenue recognized by the acquirer. This updated standard is effective for annual reporting periods beginning after December 15, 2022. The Company adopted this ASU on January 1, 2023 and it is prospectively applicable to all business combinations from the adoption date. The adoption of this standard was not material to the Kickserv Acquisition (see Note 3. Acquisitions).
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
Accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the CODM, an amount and description of the composition of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The

EverCommerce Inc.
Notes to Consolidated Financial Statements
amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting the amendments in this update on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update is intended to improve transparency of income tax disclosure by requiring consistent categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in this update are effective for annual periods beginning after December 15, 2024 with early adoption permitted. The amendments in this update should be applied on a prospective basis with retrospective application permitted. The Company is currently evaluating the impact of adopting this update on its consolidated financial statements and disclosures.
Note 3. Acquisitions
2023 Acquisition
On August 10, 2023, the Company acquired 100% of the interest of Norman’s Dojo Inc. (“Kickserv”), a provider of field service management software for home service businesses for approximately $15 million in cash. The acquisition adds offerings for SMBs across diversified portfolios with an opportunity to capture a broader segment of new customers within the Home Services vertical.
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
The financial results of Kickserv since the closing through December 31, 2023, were not material to our consolidated financial statements, nor were they material to our prior period consolidated results on a pro forma basis.
The following table summarizes the estimated fair values of consideration transferred, assets acquired and liabilities assumed at the acquisition date:

August 10, 2023
(in thousands)

Total consideration transferred:
Cash	$14,974

Net assets acquired:
Prepaid expenses and other assets	$51
Intangibles—definite lived	3,155
Goodwill	12,497
Accounts payable, accrued expenses and other	(11)
Deferred tax liability, net	(397)
Deferred revenue	(274)
Other non-current liabilities	(47)
Total net assets acquired	$14,974

EverCommerce Inc.
Notes to Consolidated Financial Statements
2021 Acquisitions
During 2021, the Company completed the acquisition of five unrelated businesses in conjunction with the execution of its long-term plans and objectives in building a service commerce platform supporting the success of SMBs. Total purchase consideration was $367.1 million, including $366.4 million in cash consideration, and $0.7 million of rollover equity.
In connection with these acquisitions, the Company allocated approximately $1.4 million of the consideration to cash and cash equivalents, $0.5 million to property and equipment, $3.4 million to deferred tax asset, $20.9 million to developed technology, $105.9 million to customer relationships, $5.6 million to trade name and non-compete agreements, $255.7 million of goodwill, of which $36.1 million was deductible for tax purposes, a liability of $1.6 million to net working capital and $24.7 million to deferred tax liability.
The Company’s consolidated statements of operations and comprehensive loss includes $8.4 million of acquisition-related transaction costs in general and administrative for acquisitions consummated in 2021. For the year ended December 31, 2021 the Company recognized revenue of $21.6 million related to acquisitions consummated in 2021.
Note 4. Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)

By pattern of recognition (timing of transfer of services):
Point in time	$61,445	$56,056	$49,338
Over time	613,924	564,690	440,801
Total	$675,369	$620,746	$490,139
By Geographical Market:
United States	$614,782	$567,041	$447,232
International	60,587	53,705	42,907
Total	$675,369	$620,746	$490,139
Contract Balances
Supplemental balance sheet information related to contracts from customers is as follows:

	December 31,
	2023	2022
	(in thousands)

Accounts receivables	$45,417	$48,032
Contract assets	$16,117	$12,971
Deferred revenue	$24,082	$22,885
Customer deposits	$12,891	$11,360
Long-term deferred revenue	$2,168	$2,496
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
the right to payment is not present until completion of the contract or achievement of specified milestones and the fair value of products or services transferred exceed this constraint.
Contract liabilities: Contract liabilities, or deferred revenue, represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Long-term deferred revenue is included within other non-current liabilities on the consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2022 was $22.9 million for the year ended December 31, 2023. Revenue recognized from the contract liability balance at December 31, 2021 was $23.0 million for the year ended December 31, 2022.
Customer deposits: Customer deposits relate to payments received in advance for contracts, which allow the customer to terminate a contract and receive a pro rata refund for the unused portion of payments received to date.
Accounts Receivable
Activity in our allowance for expected credit losses is as follows for the years ended December 31, 2023 and 2022 (in thousands):

Balance, December 31, 2021	$1,929
Bad debt expense	5,578
Write-offs, net of recoveries	(2,837)
Balance, December 31, 2022	4,670
Beginning balance adjustment due to implementation of the new credit loss standard	1,309
Bad debt expense	6,016
Write-offs, net of recoveries	(5,812)
Balance, December 31, 2023	$6,183
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription and marketing technology solutions revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of December 31, 2023 was $20.4 million. The Company expects to recognize approximately 63% of its remaining performance obligations as revenue within the next year, 28% of its remaining performance obligations as revenue the subsequent year, 8% of its remaining performance obligations as revenue in the third year, and the remainder during the two-year period thereafter.
Cost to Obtain and Fulfill a Contract
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s consolidated balance sheets. The costs to obtain contracts are amortized over five years, which corresponds with the useful life of the related technology. Short-term assets were $8.6 million and $6.6 million at December 31, 2023 and 2022, respectively, and long-term assets were $17.9 million and $15.1 million at December 31, 2023 and 2022, respectively. The Company recorded $5.7 million, $4.3 million and $2.9 million of amortization expense related to assets for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in sales and marketing expense on the consolidated statements of operations and comprehensive loss, as well as $2.3 million, $1.7 million and $1.0 million, respectively, which is included in cost of revenues expense on the consolidated statements of operations and comprehensive loss.
Note 5. Goodwill
Goodwill consisted of the following as of December 31, 2023 and 2022 (in thousands):

Balance, January 1, 2022	$921,416
Measurement period adjustments (1)	(573)
Effect of foreign currency exchange rate changes	(6,761)
Balance, December 31, 2022	914,082
Acquired goodwill	12,497
Effect of foreign currency exchange rate changes	852
Balance, December 31, 2023	$927,431
(1)The measurement period adjustments of $0.6 million relate to acquisitions consummated during the years ended December 31, 2021.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 6. Intangible Assets
Intangible assets consisted of the following:

	December 31, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships (1)	3-20 years	$605,908	$336,558	$269,350
Developed technology (1)	2-12 years	106,482	74,717	31,765
Trade names (1)	3-10 years	38,627	24,293	14,334
Non-compete agreements	2-5 years	2,408	2,338	70
Total		$753,425	$437,906	$315,519
(1)During the quarter ended December 31, 2023, we recognized an impairment charge including $2.7 million of customer relationships, $0.3 million of developed technology and $0.1 million of trade names included in impairment expense on the consolidated statements of operations and comprehensive loss (see Note 2. Summary of Significant Accounting Policies).

	December 31, 2022
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	3-20 years	$605,753	$265,342	$340,411
Developed technology	2-12 years	105,766	59,208	46,558
Trade names	3-10 years	38,131	19,725	18,406
Non-compete agreements	2-5 years	2,402	2,057	345
Total		$752,052	$346,332	$405,720
Amortization expense was $91.2 million, $101.0 million and $93.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The weighted average remaining useful life of intangible assets acquired is 8.6 years, 9.6 years and 10.5 years for the years ended December 31, 2023, 2022 and 2021, respectively.
In determining the useful life for each category of intangible asset, the Company considered the following: the expected use of the intangible, the longevity of the brand and considerations for obsolescence, demand, competition and other economic factors.
Amortization expense for the Company’s intangible assets are as follows (in thousands):

Year Ended December 31,
2024	$73,869
2025	62,258
2026	48,709
2027	37,650
2028	29,888
Thereafter	63,145
Total amortization expense for the Company’s intangible assets	$315,519

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 7. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2023	2022
	(in thousands)

Computer equipment and software	$11,628	$9,327
Furniture and fixtures	3,794	3,570
Leasehold improvements	11,756	11,941
Total property and equipment	27,178	24,838
Less accumulated depreciation	(17,444)	(12,908)
Property and equipment, net	$9,734	$11,930
Depreciation expense was $4.6 million for the year ended December 31, 2023 and $4.1 million for each of the years ended December 31, 2022 and 2021. During the three months ended December 31, 2023, we recorded an impairment charge of $0.2 million to leasehold improvements, which is included in impairment expense on our consolidated statements of operations and comprehensive loss (see Note 2. Summary of Significant Accounting Policies).
Note 8. Capitalized Software
Capitalized software consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Capitalized software	$64,137	$45,872
Less accumulated amortization	(21,626)	(13,318)
Capitalized software, net	$42,511	$32,554
Amortization expense was $8.4 million, $5.7 million and $3.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. During the ordinary course of business, the Company may determine that certain capitalized features of its software will no longer be used either internally or to deliver value to its customers. During the years ended December 31, 2023, 2022 and 2021, we recorded a charge of $0.6 million, $1.2 million and $0.7 million, respectively, related to capitalized costs associated with abandoned projects, which were included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
During the three months ended December 31, 2023, we recorded an impairment charge of $1.1 million, which is included in impairment expense on our consolidated statements of operations and comprehensive loss (see Note 2. Summary of Significant Accounting Policies).
Note 9. Leases
The Company leases real estate from unrelated parties under operating lease agreements that have initial terms ranging from one year to 11 years. Some leases include one or more options to renew, generally at our sole discretion, of five additional years each.
The components of lease expense are as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating lease cost	$6,419	$7,859
Variable lease cost	2,046	1,495
Short-term lease cost	356	340
Total lease cost	$8,821	$9,694
Included in the consolidated statements of operations and comprehensive loss is total rent expense of $9.7 million for the year ended December 31, 2021.

EverCommerce Inc.
Notes to Consolidated Financial Statements
During the three months ended December 31, 2023, we recorded a $0.6 million impairment charge related to ROU lease assets, which is included in impairment expense on our consolidated statement of operations and comprehensive loss (See Note 2. Summary of Significant Accounting Policies). Additionally, the Company ceased use of certain leased premises and subleased certain facilities resulting in an impairment charge of $1.2 million to impair the right-of-use lease assets to their fair value during the year ended December 31, 2023.
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)

Cash paid for operating lease liabilities	$6,218	$8,010
Operating lease assets obtained in exchange for operating lease liabilities	$1,602	$772
Supplemental balance sheet information, included in other non-current assets, accrued expenses and other and other non-current liabilities on the consolidated balance sheet, related to leases is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)

Operating lease right-of-use assets	$15,861	$21,756

Current operating lease liabilities	3,789	5,239
Long-term operating lease liabilities	19,400	22,500
Total operating lease liabilities	$23,189	$27,739
At December 31, 2023 and 2022, the weighted average remaining lease term for operating leases was 5.75 years and 6.34 years, and the weighted average discount rate was 5.1% and 4.8%, respectively.
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of December 31, 2023 is as follows (in thousands):

Year ended December 31,
2024	$5,321
2025	4,944
2026	4,747
2027	3,966
2028	3,212
Thereafter	5,310
Total lease payments	27,500
Less: imputed interest	4,311
Total present value of lease liabilities	$23,189

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 10. Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2023	2022
	(in thousands)

Term notes with interest payable monthly, interest rate at Adjusted SOFR or Alternative Base Rate (“ABR”), plus an applicable margin of 3.25% (8.46283% at December 31, 2023) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2028	$537,625	$543,125
Revolver with interest payable monthly, interest rate at Adjusted SOFR or ABR, plus an applicable margin of 3.25% (8.47044% at December 31, 2023), and outstanding balance due July 2026	—	—
Principal debt	537,625	543,125
Deferred financing costs on long-term debt	(3,983)	(4,900)
Discount on long-term debt	(1,446)	(1,779)
Total debt	532,196	536,446
Less current maturities	5,500	5,500
Long-term portion	$526,696	$530,946
The Company is party to a credit agreement, as amended, that provides for two term loans for an aggregate principal amount of $550.0 million (“Term Loans”), a revolver with a capacity of $190.0 million (“Revolver”) and a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. These debt arrangements are collectively referred to herein as the “Credit Facilities”.
Prior to July 1, 2023, borrowings under the Credit Facilities were available as ABR or Eurocurrency borrowings. ABR borrowings under the Credit Facilities accrued interest at an alternate base rate plus an applicable rate, and Eurocurrency borrowings accrued interest at an adjusted LIBOR rate plus an applicable rate. The ABR rate represented the greater of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and an adjusted LIBOR rate for a one month interest period plus 1%.
Effective as of July 1, 2023, borrowings under the Credit Facilities bear interest at the Company’s option at ABR plus an applicable rate, or at a forward-looking term rate based upon the secured overnight financing rate (“SOFR”), plus (i) (a) with respect to Term Loans, credit spread adjustments of 0.11448%, 0.26161%, 0.42826% and 0.71513% for interest periods of one, three, six and twelve months, respectively, and (b) with respect to revolving loans, a credit spread adjustment of 0.0% (“Adjusted SOFR”) plus (ii) an applicable rate, in each case with such applicable rate based on the Company’s first lien net leverage ratio. The ABR represents the highest of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and the Adjusted SOFR for a one month interest period plus 1%. The applicable rate for the Term Loans and the Revolver is 3.0% for Adjusted SOFR borrowings and 2.0% for ABR borrowings, in each case subject to change based on our first lien net leverage ratio.
The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of December 31, 2023, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. The fair value amounts were approximately $540.3 million and $531.6 million as of December 31, 2023 and 2022, respectively.
Effective October 31, 2022, the Company entered into an interest rate swap agreement (the “Initial Swap”) in connection with the Company’s Credit Facilities for a notional amount of $200.0 million to convert a portion of the floating component of the Term Loans from a floating rate to a fixed rate. The Initial Swap agreement has a term of five years with a fixed rate in the agreement of 4.212%, as amended in June 2023. Additionally, effective March 31, 2023, the Company entered into a second interest rate swap agreement (the “Second Swap” and together with the Initial Swap, the “Swap Agreements”) in connection with the Company’s Credit Facilities for a notional amount of $100.00 million to convert a portion of the floating rate component of the Term Loans from a floating rate to a fixed rate. The Second Swap agreement has a term of approximately 4.5 years with a fixed rate in the agreement of 3.951%, as amended in June 2023.
The Swap Agreements are accounted for as derivatives whereby the fair value of the contract is reported within the consolidated balance sheets, and related gains and losses resulting from changes in the fair value are reported in interest and other expense, net, in the statements of operations and comprehensive loss. As of December 31, 2023 the fair value of the Swap Agreements was a liability

EverCommerce Inc.
Notes to Consolidated Financial Statements
of $4.9 million which are reported in other non-current liabilities on the consolidated balance sheets, and the associated net losses of $2.0 million and $2.9 million were recognized for the years ended December 31, 2023 and 2022, respectively.
The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and are secured by substantially all assets of the Company. As of December 31, 2023, the Company was in compliance with all of its covenants.
Aggregate maturities of the Company’s debt are as follows (in thousands):

Year Ended December 31,
2024	$5,500
2025	5,500
2026	5,500
2027	5,500
2028	515,625
Thereafter	—
Total aggregate maturities of the Company’s debt	$537,625
Note 11. Equity
Shares of convertible preferred stock were as follows (in thousands):

	Year Ended December 31, 2021
	Series B	Series C	Series A
	(in thousands)

Convertible Preferred Stock:
Shares outstanding, beginning of period	72,226	—	44,958
Issuance of convertible preferred stock, net	—	7,857	—
Conversion to common stock upon closing of IPO	(72,226)	(7,857)	(44,958)
Shares outstanding, end of period	—	—	—
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
In accordance with ASC 480, Distinguishing Liabilities from Equity, if the carrying value of redeemable preferred stock is less than its redemption value, redeemable preferred stock shall be accreted to its redemption value if it is probable it will become redeemable. Prior to March 15, 2021, the Company concluded it was probable that the Series B would become redeemable due to the passage of time. However, after that date the Company concluded that it was no longer probable that the Series B would become redeemable due to the increased likelihood of a successful IPO prior to February 23, 2025. The Company’s Series B accruing dividends comprised a component of the redemption value of such stock. The Company recorded the accretion of Series B through March 15, 2021, by increasing its carrying value and recording a corresponding reduction of additional paid-in capital in the amount of $15.1 million for the year ended December 31, 2021.
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
On June 14, 2022, our Board approved a stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, our Board approved an expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock ($100.0 million total) and an extension to the expiration of the Repurchase Program through December 31, 2023. On November 5, 2023, our Board approved an additional expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock (from $100.0 million to $150.0 million in total) and extended the expiration of the Repurchase Program through December 31, 2024. On December 14, 2023, our Board approved a stock purchase agreement entered into between the Company and Eric Remer, Matt Feierstein, Marc Thompson, Sarah Jordan, Shane Driggers and Evan Berlin, who currently serve as officers of the Company (collectively, the “Selling Stockholders”). On December 19, 2023, as part of our Repurchase Program, the Company repurchased an aggregate of 1,401,472 shares of common stock from the Selling Stockholders at a price of $9.82 per share, for an aggregate price of $13.8 million. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board. The Company expects to fund repurchases with existing cash on hand.
The Company repurchased and retired 6.9 million shares of common stock pursuant to the Repurchase Program for $67.6 million, including transaction fees and taxes, during the year ended December 31, 2023. As of December 31, 2023, $40.0 million remained available under the Repurchase Program.
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
In connection with the IPO, the Company’s Board adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO and, as a result of which, the Company can no longer make awards under the 2016 Plan. The 2021 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2021 Plan was 22,000,000 shares, inclusive of available shares previously reserved for issuance under the 2016 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 3% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s Board, provided that no more than 22,000,000 shares may be issued upon the exercise of incentive stock options. Based on the number of outstanding shares of the Company’s common stock as of December 31, 2022, on January 1, 2023 the number of shares reserved for issuance under the 2021 Plan increased by 5.7 million.
Stock options
During the years ended December 31, 2022 and 2021, the Company granted time-based and performance-based stock options to employees and directors. Time-based options granted under the 2016 Plan vest 25% after one year, and then monthly over the next three years whereas time-based options granted under the 2021 Plan vest 25% after one year and then quarterly over the next three years. Time-based options granted under both the 2016 Plan and the 2021 Plan expire 10 years from date of grant and carry an exercise price equal to the fair market value at the date of grant as determined by the Company’s Board for options granted under the 2016 Plan and an exercise price equal to the closing price of the Company’s stock at the date of grant for options granted under the 2021 Plan. The Company did not grant stock options in 2023.
The overwhelming majority of performance-based options were granted prior to the IPO and had vesting conditions as follows: 50% of a holder’s award would have vested upon a change in control or an initial public offering if the per share cash price received in connection with such change in control or the per share offering price in such initial public offering was at least $27.41, and the other 50% of the holder’s award would have vested upon a change in control or an initial public offering if the per share cash price received in connection with such change in control or the per share offering price in such initial public offering was at least $36.54. The

EverCommerce Inc.
Notes to Consolidated Financial Statements
performance-based options generally carried an exercise price equal to the fair market value at the date of grant as determined by the Board and expired 10 years from date of grant. For options outstanding following the IPO, there was a market condition based on the Company achieving a volume weighted average stock price ranging from $27.41 to $36.54 through June 2023, none of which vested. To date, $17.4 million of stock-based compensation expense has been recognized related to the market condition-based options.
The relevant data used to determine the value of the stock options is as follows:

	December 31,
	2022	2021

Weighted-average risk-free interest rate	1.82%	0.97%
Expected term in years	6.1	6.1
Weighted-average expected volatility	50%	48%
Expected dividends	0%	0%
A summary of stock option activity for the year ended December 31, 2023 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(in thousands except for exercise price and term in years)

Outstanding balance at January 1, 2023	16,937	$9.86	7.25	$3,870
Granted	—	—
Exercised	(482)	5.38
Cancelled	(3,118)	10.00
Outstanding balance at December 31, 2023	13,337	$10.03	6.27	$22,578

Exercisable at December 31, 2023	11,612	$9.59	6.06	$21,910
The weighted-average grant date fair value of time-based stock options granted was nil, $5.76 and $8.30 for the years ended December 31, 2023, 2022 and 2021, respectively. The weighted-average modification date fair value of the market condition-based options modified in 2021 was $6.85. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $2.2 million, $2.3 million and $2.1 million, respectively. Compensation expense of $11.5 million, $19.3 million and $11.1 million was recognized in stock-based compensation for the years ended December 31, 2023, 2022 and 2021, respectively. The unrecognized compensation expense associated with outstanding time-based stock options at December 31, 2023 was $9.7 million, which is expected to be recognized over a weighted average period of 1.71 years. There was no remaining unrecognized compensation expense associated with outstanding market condition-based stock options at December 31, 2023.
Restricted Stock Awards
Prior to 2021, the Company granted 1.6 million shares of funding restricted stock awards (“RSAs”). The unvested awards were subject to modification upon an investment by the equity sponsors, which occurred when the Company issued Series C convertible preferred stock in May 2021 to fund an acquisition (see Note 11. Equity). In connection with these contributions, the RSAs were modified, and approximately 0.6 million of funding RSAs vested at $17.00 per share. Compensation expense of $9.7 million was recognized in general and administrative in the statements of operations and comprehensive loss for the year ended December 31, 2021. In connection with the IPO, all remaining unvested funding awards were cancelled.
Restricted Stock Units
During the years ended December 31, 2023, 2022 and 2021, the Company issued time vesting restricted stock units (“RSUs”). The vesting schedule for awards granted to newly hired employees provides that the awards vest over a four-year period starting on the grant date, with 25% of the awards vesting on the one-year anniversary, and then in equal quarterly installments for the subsequent three years. The vesting schedule for awards granted to existing employees provides that the awards vest ratably in quarterly installments over a period of four years. The Company records compensation expense for these awards on a straight-line basis, which approximates the service period. Compensation expense of $12.8 million, $6.0 million and $1.2 million related to these awards was recognized in the statements of operations and comprehensive loss for the years ended December 31, 2023, 2022 and 2021,

EverCommerce Inc.
Notes to Consolidated Financial Statements
respectively. The unrecognized compensation expense associated with the RSUs at December 31, 2023 was $30.5 million, which is expected to be recognized over a weighted average period of 2.84 years.
The summary of time vesting restricted stock units activity for the year ended December 31, 2023 is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in thousands except for fair value)

Unvested, restricted stock units at January 1, 2023	2,022	$12.27
Granted	3,129	9.72
Vested	(1,335)	11.29
Forfeited	(479)	10.79
Unvested, restricted stock units at December 31, 2023	3,337	$10.48
2021 Employee Stock Purchase Plan
In connection with the IPO, the Company’s Board adopted the 2021 Employee Stock Purchase Plan. The ESPP is designed to allow eligible employees to purchase shares of our common stock, at periodic intervals, with their accumulated payroll deductions. The aggregate number of shares of common stock that were initially reserved for issuance under the ESPP is equal to the sum of (i) 4,500,000 shares and (ii) an annual increase on the first day of each calendar year beginning in 2022 and ending in and including 2031 equal to the lesser of (A) one percent (1%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board; provided that in no event will more than 60,000,000 shares of our common stock be available for issuance under the ESPP. Compensation expense of $1.3 million, $1.5 million and $0.1 million related to the ESPP was recognized in the statements of operations and comprehensive loss for the years ended December 31, 2023, 2022 and 2021, respectively.
Stock-based Compensation Expense
Stock-based compensation expense was classified in the accompanying consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)

Cost of revenues	$464	$373	$39
Sales and marketing	1,672	1,503	506
Product development	2,273	1,854	551
General and administrative	21,150	23,088	20,999
Total stock-based compensation expense	$25,559	$26,818	$22,095

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 13. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock as of:

	Year Ended December 31,
	2023	2022	2021
	(in thousands except share and per share amounts)

Numerator:
Net loss	$(45,620)	$(59,816)	$(81,966)
Accretion of Series B to redemption value	—	—	(15,105)
Numerator for basic and diluted EPS – net loss attributable to common stockholders	$(45,620)	$(59,816)	$(97,071)

Denominator:
Denominator for basic and diluted EPS – Weighted-average shares of common stock outstanding used in computing net loss per share	188,938,892	194,624,968	117,795,280

Basic and diluted net loss per share attributable to common stockholders	$(0.24)	$(0.31)	$(0.82)
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect:

	December 31,
	2023	2022	2021

Outstanding stock options and unvested RSUs	16,673,982	18,959,163	16,984,483
Shares of common stock pursuant to ESPP	277,656	341,389	14,755
Total anti-dilutive outstanding potential common stock	16,951,638	19,300,552	16,999,238
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
There were no transfers between fair value measurement levels during the years ended December 31, 2023 and 2022.

EverCommerce Inc.
Notes to Consolidated Financial Statements
The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$764	$—	$—	$764	Cash equivalents
Liability:
Interest rate swaps	$—	$4,889	$—	$4,889	Other non-current liabilities

	December 31, 2022				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$6,568	$—	$—	$6,568	Cash equivalents
Liability:
Interest rate swap	$—	$2,893	$—	$2,893	Other non-current liabilities
The following is a reconciliation of the opening and closing balance for contingent consideration measured at fair value on a recurring basis within Level 3 of the fair value hierarchy during the year ended December 31, 2022 (in thousands):

Opening balance	$675
Fair value adjustments	(18)
Amounts settled through payment	(657)
Ending balance	$—
Note 15. Retirement Plan
Effective January 1, 2009, EverCommerce Inc. adopted a defined contribution savings plan under section 401(k) of the Internal Revenue Code (the “401(k)”). The 401(k) covers substantially all employees who meet minimum age and service requirements and allows participants to contribute a portion of their pre-tax and post-tax annual compensation in accordance with prescribed limits. The Company may make discretionary and/or matching contributions to the 401(k). We began making discretionary employer contributions effective January 1, 2020 equal to 25% of employee contributions up to 8% and increased this contribution to 100% of employee contributions up to 4% effective January 1, 2022. Employer matching contributions were $5.3 million, $4.8 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 16. Income Taxes
The components of our net loss before income tax (expense) benefit are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)

United States	$(43,177)	$(59,134)	$(81,801)
International	(804)	(5,362)	(10,216)
Net loss before income tax (expense) benefit	$(43,981)	$(64,496)	$(92,017)
As of December 31, 2023, a portion of our undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes have been recorded. As of December 31, 2023, there was no material unrecognized deferred tax liability related to countries where we are indefinitely reinvested. The remaining undistributed earnings from non-U.S. subsidiaries are not permanently reinvested, however, due to a combination of anticipated tax treatment and losses, no material deferred tax liability exists.

EverCommerce Inc.
Notes to Consolidated Financial Statements
The components of the provision for income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)

Current:
State	$1,649	$1,539	$801
Foreign	1,647	1,258	1,174
Total current	3,296	2,797	1,975
Deferred:
Federal	(4,376)	(9,034)	(12,747)
State	(2,368)	(2,743)	(2,263)
Foreign	(256)	(11,235)	(3,436)
Change in valuation allowance - United States	8,831	12,257	6,342
Change in valuation allowance - Foreign	(3,488)	3,278	78
Total deferred	(1,657)	(7,477)	(12,026)
Income tax expense (benefit)	$1,639	$(4,680)	$(10,051)
The Company’s deferred tax assets and liabilities, included in other non-current assets and other non-current liabilities on the consolidated balance sheets, related to temporary differences and operating loss carryforwards were as follows:

	December 31,
	2023	2022
	(in thousands)

Deferred tax assets:
Net operating losses	$35,484	$44,545
163(j) interest limitation	27,143	23,363
Reserves and accrued expenses	8,175	7,258
Property and equipment depreciation	1,462	2,526
Stock-based compensation	3,193	3,753
Lease liability	5,837	7,053
Other	2,589	2,555
Total deferred tax assets	83,883	91,053
Less: valuation allowance	(51,904)	(47,756)
Net deferred tax assets	31,979	43,297
Deferred tax liabilities:
Intangible assets	(29,263)	(38,080)
Property and equipment depreciation	(1,288)	(5,056)
Capitalized expenses	(4,678)	(3,804)
Operating lease right-of-use assets	(3,963)	(5,434)
Other	(364)	(614)
Total deferred tax liabilities	(39,556)	(52,988)
Net deferred tax liabilities	$(7,577)	$(9,691)

EverCommerce Inc.
Notes to Consolidated Financial Statements
The Company had net operating loss and tax credit carryforwards as of the financial statement date as follows:

	Amount	Expiration Years
	(in thousands)

Net operating losses, federal (Post December 31, 2017)	$23,028	Indefinite
Net operating losses, federal (Pre January 1, 2018)	$2,030	2033 - 2037
Net operating losses, state	$7,481	Various
Net operating losses, foreign	$2,945	2035 - Indefinite
Tax credits, federal	$258	2037
Tax credits, foreign	$254	Various
Management has not considered future projections of income in this analysis due to the Company’s history of losses. The Company has determined that it is more likely than not that a portion of the deferred tax assets will not be realized and has recorded a valuation allowance of $51.9 million and $47.8 million as of December 31, 2023 and 2022, respectively, against the deferred tax assets. If the Company’s assumptions change and we determine that we will be able to realize these deferred tax assets, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2023, will be accounted for as follows: $51.5 million will be recognized as a reduction of income tax expense and $0.8 million will be recorded as an increase in equity.
A reconciliation of our valuation allowance on deferred tax assets is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)

Balance at beginning of period	$47,756	$31,070
Additions to valuation allowance	5,342	15,648
Additions recorded in acquisition accounting	216	—
Additions recorded as a decrease in equity	8	1,430
Reductions recorded as an increase in equity	(1,418)	(392)
Balance at end of period	$51,904	$47,756
The Company files income tax returns in the U.S. federal jurisdiction, Colorado, various other state jurisdictions, Canada, Jordan, the United Kingdom, Australia and New Zealand. The years open for audit vary depending on the tax jurisdiction. In the U.S., the Company's federal tax returns for the years before 2020 (year ended December 31, 2020) are no longer subject to audit. The net operating losses utilized during the open periods from select years prior to 2020 are subject to examination. The foreign jurisdictions statutes vary but are generally four years from assessment of the return.
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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)

Balance at beginning of period	$364	$134
Gross additions based on tax positions related to the current year	167	230
Balance at end of period	$531	$364
As of December 31, 2023 and 2022, unrecognized tax benefits of $0.5 million and $0.4 million, respectively, were recorded in other long-term liabilities, which would impact the annual effective tax rate if recognized. The Company recognizes interest and penalties, if

EverCommerce Inc.
Notes to Consolidated Financial Statements
any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statements of operations and comprehensive loss. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.
The Company, through its foreign subsidiary Alnashmi Digital Marketing, LLC, provides exported technology services, the profits of which are exempt from income tax through December 31, 2025 according to the provisions of the article (9/A/4) of Regulation Number 106 of the 2016 Regulations. So long as the services are exported outside of Jordan, they originate in Jordan and there are no other services within the exported services, the qualifications are met. The approximate dollar value of tax expense related to the tax holiday was $0.2 million and $0.3 million as of December 31, 2023 and 2022, respectively.
During the year ended December 31, 2023, we restructured the ownership of certain intellectual property, which resulted in an income tax benefit.
The income tax benefit differs from the expected tax benefit computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

	Year Ended December 31,
	2023		2022		2021
	(in thousands, except percentages)

Benefit at U.S. statutory rate	$(9,236)	21.00%	$(13,544)	21.00%	$(19,324)	21.00%
Change in income tax resulting from:
State income benefit, net of federal benefit	(810)	1.84	(852)	1.32	(1,916)	2.08
Stock-based compensation	2,513	(5.71)	2,961	(4.59)	529	(0.57)
Nondeductible compensation	876	(1.99)	163	(0.25)	2,788	(3.03)
Nondeductible transaction costs	61	(0.14)	—	—	509	(0.55)
Foreign rate differential	85	(0.19)	(129)	0.20	(613)	0.67
Change in valuation allowance	5,342	(12.15)	15,648	(24.26)	6,420	(6.98)
Intellectual property migration	—	—	(8,805)	13.65	—	—
US taxation of foreign income	1,512	(3.44)	—	—	—	—
Other	1,296	(2.95)	(122)	0.19	1,556	(1.69)
Income tax expense (benefit)	$1,639	(3.73)%	$(4,680)	7.26%	$(10,051)	10.93%
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

Year Ended December 31,
2024	$15,710
2025	12,544
2026	3,745
2027	2,625
2028	687
Thereafter	—
Total future minimum payments due	$35,311
From time to time, the Company is involved in various lawsuits and legal proceedings which arise in or outside the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated. An adverse determination in one or more of these pending matters could have an adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

EverCommerce Inc.
Notes to Consolidated Financial Statements
On January 31, 2024, plaintiff Vladimir Gusinsky Revocable Trust filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against the Company, members of its Board of Directors (the “Board”) and the other parties to its sponsor stockholders agreement, dated June 30, 2021, Providence Strategic Growth II L.P., Providence Strategic Growth II-A L.P., SLA Eclipse Co-Invest, L.P., and SLA CM Eclipse Holdings, L.P. (collectively, the “Sponsor Stockholders”), captioned Vladimir Gusinsky Revocable Trust v. Eric Remer, Penny Balwdin, et. al., Case No. 2024-0077 (Del Ch.). The complaint generally alleges violations of Section 141(a) of the Delaware General Corporation Law (“DGCL”) by providing the Sponsor Stockholders with a veto right over the Board’s ability to hire or fire the Company’s Chief Executive Officer (the “CEO Approval Right”) on the basis that it unlawfully limits the Board’s authority to manage the business and affairs of the Company. The plaintiff seeks declaratory judgment that the CEO Approval Right is invalid and void, other declaratory and equitable relief for the class and/or the Company, attorneys’ and experts’ witness fees and other costs and expenses, and other equitable relief. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable and the potential loss or range of loss is not reasonably estimable.
The Company is party to additional legal proceedings incidental to its business. While the outcome of these additional matters could differ from management’s expectations, the Company does not believe that the resolution of such matters is reasonably likely to have a material effect on its results of operations or financial condition.
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of December 31, 2023 and 2022, the Company recorded a liability in the amount of $10.9 million and $11.2 million, respectively, within current liabilities and other long-term liabilities as a provision for sales and use and gross receipts tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.
Note 18. Geographic Areas
The following table sets forth long-lived assets by geographic area:

	December 31,
	2023	2022
	(in thousands)

United States	$41,134	$36,226
International	$11,111	$8,258
Note 19. Subsequent Event
On March 13, 2024, the Company entered into definitive sale and purchase agreements to sell our fitness solutions to Jonas Software (see Note 2. Summary of Significant Accounting Policies). The Company expects the transaction to close in two parts. The North American businesses, Club OS and ASF, have closed simultaneous with signing. The international businesses, ClubWise and MyPTHub, are expected to close during the third quarter of 2024 following customary closing conditions and regulatory approvals.
As a result of the definitive sale and purchase agreement, the Company concluded that the transaction will meet the held for sale criteria in the first quarter of 2024. As such, the assets and liabilities of the asset disposal group will be classified as held for sale and presented within other current assets and other current liabilities on our consolidated balance sheets as of March 31, 2024. The Company does not consider the sale of the asset disposal group to be a strategic shift that will have a material effect on its operations and financial results, and therefore it does not qualify for reporting as a discontinued operation.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the existence of the material weakness described below. The material weakness did not result in any identified material misstatements in the current period consolidated financial statements, nor in any of the consolidated financial statements previously reported by us, and there were no changes in previously released financial results.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The scope of our management’s assessment of the effectiveness of internal control over financial reporting includes all of our Company’s consolidated operations.
In connection with the preparation of the financial statements for this Annual Report on Form 10-K, we identified a material weakness related to the lack of properly designed controls over certain of our order to cash revenue accounting processes. Specifically, adequate controls are not in place primarily as a result of (a) the lack of full system integration for certain of our order to cash systems and (b) control deficiencies within the manual controls designed to mitigate that risk.
Our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Remediation Efforts to Address Material Weakness
We are in the process of remediating the aforementioned material weakness and will continue our efforts to do so until such remediation is complete. While we have taken steps to improve our internal control over financial reporting and have remediated our previously identified material weakness related to certain information technology general controls (“ITGCs”), we maintain a disaggregated information technology infrastructure due to a series of historical business combinations. As a result, we have determined that certain of our systems have not been fully integrated, including within certain revenue cycles of customer order to billing, increasing the number of manual controls necessary for our control environment.
We expect to implement remediation plans for the aforementioned material weakness which may include the following:
•Enhanced system integration within customer order to billing processes within relevant product offerings;
•Investment in information technology systems and resourcing for the integrations noted above;
•Identification and implementation of an enhanced system of manual controls while system integrations are ongoing; and
•Additional training and resourcing associated with manual controls through the enterprise surrounding customer order through billing.
We will monitor the effectiveness of our remediation plans and will make the changes management determines to be appropriate. While we will endeavor to remediate our material weaknesses as soon as practicable, the program of remediation effort may extend beyond the year ending December 31, 2024.
Changes in Internal Control Over Financial Reporting
As previously disclosed in our 10-K for the year ended December 31, 2022, management previously determined a material weakness existed in the Company’s internal control over financial reporting related to ITGCs that support certain of the Company’s product lines within vertical brands’ revenue processes, which were found not to be operating effectively. In response to the identification of this material weakness, we took action to remediate it, including enhancing the control environment, additional training for the control owners, and increased documentation. Management completed its testing of the updated controls and determined that this material weakness in our internal control was remediated as of December 31, 2023. Other than the foregoing, there have been no changes in internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a) None.
(b) During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Code of Ethics
Our Board has adopted a written Code of Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We have posted a current copy of our Code of Conduct and Ethics on our Investor Relations website at investors.evercommerce.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
Executive Officers and Directors
Information about our Executive Officers and Directors
The following table sets forth the name, age and position(s) of each of our executive officers and directors as of March 14, 2024:

Name	Age	Position(s) with EverCommerce	Principal Employment
Executive Officers
Eric Remer(1)	52	Chief Executive Officer and Director	Same
Matthew Feierstein	51	President	Same
Marc Thompson	59	Chief Financial Officer	Same
Evan Berlin	42	Chief Operating Officer	Same
Lisa Storey	42	Chief Legal Officer	Same
Non-Employee Directors
Penny Baldwin-Leonard(3)	66	Director	Former SVP and Chief Marketing Officer of Qualcomm Incorporated
Kimberly Ellison-Taylor(2)	53	Director	Chief Executive Officer of KET Solutions, LLC
Mark Hastings(3)	56	Director	Chief Executive Officer of PSG Equity L.L.C.
John Marquis(1)	36	Director	Managing Director of PSG Equity L.L.C.
Joseph Osnoss(3)	46	Director	Managing Partner of Silver Lake
John Rudella	53	Director	Director of Silver Lake
Richard A. Simonson(2)	65	Director	Managing Partner of Specie Mesa L.L.C.
Debby Soo(1)	43	Director	Chief Executive Officer of OpenTable, Inc.
(1)Member of the Nominating and Corporate Governance Committee
(2)Member of the Audit Committee
(3)Member of the Compensation Committee
The remainder of the information required to be disclosed by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
III-1

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of EverCommerce Inc	8-K	001-40575	3.1	07/09/21
3.2	Amended and Restated Bylaws of EverCommerce Inc	8-K	001-40575	3.2	07/09/21
4.1	Form of Certificate of Common Stock	S-1/A	333-256641	4.1	06/23/21
4.2	Registration Rights Agreement by and between EverCommerce Inc. and certain security holders of EverCommerce Inc., dated May 7, 2021	S-1	333-256641	4.3	05/28/21
4.3	Sponsor Stockholders Agreement, dated as of June 30, 2021	8-K	001-40575	10.1	07/09/21
4.4	Management Stockholders Agreement, dated as of June 30, 2021	8-K	001-40575	10.2	07/09/21
4.5	Description of Capital Stock	10-K	001-40575	4.5	03/15/22
10.1#	Form of Indemnification Agreement between EverCommerce Inc. and its directors and officers	S-1/A	333-256641	10.1	06/23/21
10.2#	Amended & Restated 2016 Equity Incentive Plan and related form agreements thereunder	S-1/A	333-256641	10.2	06/23/21
10.3#	Amended and Restated Restricted Stock Award Agreement by and between the Company and Eric Remer, dated as of August 23, 2019, as amended	S-1/A	333-256641	10.3	06/23/21
10.4#	Amended and Restated Restricted Stock Award Agreement by and between the Company and Matt Feierstein, dated as of August 23, 2019, as amended	S-1/A	333-256641	10.4	06/23/21
10.5#	Amended and Restated Restricted Stock Award Agreement by and between the Company and Marc Thompson, dated as of August 23, 2019, as amended	S-1/A	333-256641	10.5	06/23/21
10.6#	EverCommerce Inc. 2021 Incentive Award Plan	S-1/A	333-256641	10.6	06/23/21
10.7#	Form of RSU Agreement under the EverCommerce Inc. 2021 Incentive Award Plan	S-1/A	333-256641	10.6.1	06/23/21
10.8#	Form of Option Agreement under the EverCommerce Inc. 2021 Incentive Award Plan	S-1/A	333-256641	10.6.2	06/23/21
10.9#	EverCommerce Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-256641	10.7	06/23/21
10.10#	EverCommerce Inc. Non-Employee Director Compensation Policy	S-1/A	333-256641	10.8	06/23/21
10.11#	Employment Agreement by and between the Company and Eric Remer, dated July 1, 2021	10-K	001-40575	10.11#	03/15/22
10.12#	Employment Agreement by and between the Company and Matthew Feierstein, dated July 1, 2021	10-K	001-40575	10.12#	03/15/22
IV-1

10.13#	Employment Agreement by and between the Company and Marc Thompson, dated July 1, 2021	10-K	001-40575	10.13#	03/15/22
10.14#	PaySimple, Inc. 2008 Equity Incentive Plan	S-8	333-268321	99.3	11/14/22
10.15	Credit Agreement, dated July 6, 2021	8-K	001-40575	10.3	07/09/21
10.16.1	Amendment No. 1, dated as of November 23, 2021, to the Credit Agreement, dated as of July 6, 2021, among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the other parties and lenders party thereto	8-K	001-40575	10.1	11/23/21
10.16.2	Amendment No. 2, dated as of June 26, 2023, to the Credit Agreement, dated as of July 6, 2021, among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the other parties and lenders party thereto	10-Q	001-40575	10.1	08/08/23
10.17	Collateral Agreement, dated July 6, 2021	8-K	001-40575	10.4	07/09/21
10.18	Guarantee Agreement, dated July 6, 2021	8-K	001-40575	10.5	07/09/21
10.19^	Office Lease by and among EverCommerce Solutions Inc. and BCSP RINO Property LLC, dated June 13, 2019	S-1	333-256641	10.13	05/28/21
21.1	List of Subsidiaries of the Registrant					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
97.1	EverCommerce, Inc. Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

EVERCOMMERCE INC.

Date: March 14, 2024	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2024	By:	/s/ Marc Thompson
Marc Thompson
Chief Financial Officer
(Principal Financial Officer)

Date: March 14, 2024	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Chief Accounting Officer
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Eric Remer	Director and Chief Executive Officer (Principal Executive Officer)	March 14, 2024
Eric Remer

/s/ Marc Thompson	Chief Financial Officer (Principal Financial Officer)	March 14, 2024
Marc Thompson

/s/ Ryan H. Siurek	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2024
Ryan H. Siurek

/s/ Penny Baldwin-Leonard	Director	March 14, 2024
Penny Baldwin-Leonard

/s/ Kimberly Ellison-Taylor	Director	March 14, 2024
Kimberly Ellison-Taylor

/s/ Mark Hastings	Director	March 14, 2024
Mark Hastings

/s/ John Marquis	Director	March 14, 2024
John Marquis

/s/ Joseph Osnoss	Director	March 14, 2024
Joseph Osnoss

/s/ John Rudella	Director	March 14, 2024
John Rudella

/s/ Richard A. Simonson	Director	March 14, 2024
Richard A. Simonson

/s/ Debby Soo	Director	March 14, 2024
Debby Soo