Form 10-Q
period 2024-03-31
EverCommerce Inc.
filed 2024-05-09
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2024, there were 185,103,215 shares of the registrant’s common stock, par value $0.00001, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our limited operating history and evolving business; our recent growth rates may not be sustainable or indicative of future growth; we have experienced net losses in the past and we may not achieve profitability in the future; we may continue to experience significant quarterly and annual fluctuations in our operating results due to a number of factors, which makes our future operating results difficult to predict; in order to support the growth of our business and acquisition strategy, we may need to incur additional indebtedness or seek capital through new equity or debt financings; we may not be able to continue to expand our share of our existing vertical markets or expand into new vertical markets; we face intense competition in each of the industries in which we operate; the industries in which we operate are rapidly evolving and subject to consolidation and the market for technology-enabled services that empower small and medium-sized businesses is relatively immature and unproven; we are subject to economic and political risk; we are dependent on payment card networks, such as Visa and MasterCard, and payment processors, such as Worldpay and PayPal, and if we fail to comply with the applicable requirements of the payment networks or our payment processors, they can seek to fine us, suspend us, terminate our agreements and/or terminate our registrations through our bank sponsors; if we cannot keep pace with rapid developments and changes in the electronic payments market or are unable to introduce, develop and market new and enhanced versions of our software solutions we may be put at a competitive disadvantage with respect to our services that incorporated payment technology; real or perceived errors, failures or bugs in our solutions could adversely affect our business results of operations, financial conditions and growth prospects; unauthorized disclosure, destruction or modification of data, disruption of our software or services or cyber breaches could expose us to liability, protracted and costly litigation and damage our reputation; our estimated total addressable market is subject to inherent challenges and uncertainties; failure to effectively develop and expand our sales and marketing capabilities; our ability to increase our customer base and achieve broader market acceptance and utilization of our solutions; our information technology systems and our third-party providers’ information technology systems, including Worldpay, PayPal and other payment processing partners, may fail, or our third-party providers may discontinue providing their services or technology generally or to us specifically; failure to improve our margin, in particular within Marketing Technology Solutions; risks related to a future pandemic, epidemic, or outbreak of infectious disease; failure to achieve our objectives through acquisitions, divestitures or other strategic transactions; revenues and profits generated through acquisitions may be less than anticipated and we may fail to uncover all liabilities of acquisition targets; the increasing focus on environmental sustainability and social initiatives; our ability to adequately protect or enforce our intellectual property and other proprietary rights; risk of patent, trademark and other intellectual property infringement claims; risks related to governmental regulation; risks related to our sponsor stockholders agreement and qualifying as a “controlled company” under the rules of The Nasdaq Stock Market; significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives; as well as the other factors described in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report on Form 10-K”), as updated by our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EverCommerce Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$89,976	$92,609
Restricted cash	—	3,570
Accounts receivable, net of allowance for expected credit losses of $5.3 million and $6.2 million at March 31, 2024 and December 31, 2023, respectively	48,405	45,417
Contract assets	15,954	16,117
Assets held for sale	12,596	—
Prepaid expenses and other current assets	27,679	22,434
Total current assets	194,610	180,147
Property and equipment, net	8,250	9,734
Capitalized software, net	39,622	42,511
Other non-current assets	39,746	42,722
Intangible assets, net	282,579	315,519
Goodwill	917,709	927,431
Total assets	1,482,516	1,518,064
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,073	$8,638
Accrued expenses and other	57,802	66,265
Deferred revenue	25,894	24,082
Customer deposits	10,822	12,891
Current maturities of long-term debt	5,500	5,500
Liabilities held for sale	5,774	—
Total current liabilities	113,865	117,376
Long-term debt, net of current maturities and deferred financing costs	525,628	526,696
Other non-current liabilities	42,337	47,956
Total liabilities	681,830	692,028
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 186,161,386 and 186,934,031 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	2
Accumulated other comprehensive loss	(11,552)	(8,017)
Additional paid-in capital	1,448,535	1,454,026
Accumulated deficit	(636,299)	(619,975)
Total stockholders’ equity	800,686	826,036
Total liabilities and stockholders’ equity	$1,482,516	$1,518,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)
(unaudited)

	Three months ended March 31,
	2024	2023
Revenues:
Subscription and transaction fees	$134,724	$123,820
Marketing technology solutions	30,292	31,788
Other	5,097	5,528
Total revenues	170,113	161,136
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	56,793	55,946
Sales and marketing	29,768	30,899
Product development	20,200	18,703
General and administrative	33,790	33,863
Depreciation and amortization	22,951	25,950
Loss on held for sale and impairments	11,221	1,063
Total operating expenses	174,723	166,424
Operating loss	(4,610)	(5,288)
Interest and other expense, net	(5,791)	(15,188)
Net loss before income tax expense	(10,401)	(20,476)
Income tax expense	(5,923)	(299)
Net loss	(16,324)	(20,775)
Other comprehensive loss:
Foreign currency translation loss, net	(3,535)	(99)
Comprehensive loss	$(19,859)	$(20,874)
Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.11)
Basic and diluted weighted-average shares of common stock outstanding used in computing net loss per share	186,635,095	190,042,673
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2023	186,934	$2	$1,454,026	$(619,975)	$(8,017)	$826,036
Common stock issued upon vesting of restricted stock units	301	—	—	—	—	—
Stock-based compensation	—	—	5,576	—	—	5,576
Stock option exercises	160	—	1,072	—	—	1,072
Repurchase and retirement of common stock, including taxes	(1,234)	—	(12,139)	—	—	(12,139)
Foreign currency translation loss, net	—	—	—	—	(3,535)	(3,535)
Net loss	—	—	—	(16,324)	—	(16,324)
Balance at March 31, 2024	186,161	$2	$1,448,535	$(636,299)	$(11,552)	$800,686

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2022	191,447	$2	$1,489,935	$(573,046)	$(10,198)	$906,693
Common stock issued upon vesting of restricted stock units	348	—	—	—	—	—
Stock-based compensation	—	—	7,514	—	—	7,514
Stock option exercises	103	—	609	—	—	609
Repurchase and retirement of common stock	(3,124)	—	(29,643)	—	—	(29,643)
Adoption of ASC 326, Current Expected Credit Losses	—	—	—	(1,309)	—	(1,309)
Foreign currency translation loss, net	—	—	—	—	(99)	(99)
Net loss	—	—	—	(20,775)	—	(20,775)
Balance at March 31, 2023	188,774	$2	$1,468,415	$(595,130)	$(10,297)	$862,990
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2024	2023
Cash flows provided by operating activities:
Net loss	$(16,324)	$(20,775)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,951	25,950
Stock-based compensation expense	5,576	7,514
Deferred taxes	5,316	(177)
Amortization of deferred financing costs and non-cash interest	410	413
Loss on held for sale and impairments	11,231	1,063
Bad debt expense	1,010	1,314
Other non-cash items	(4,608)	4,641
Changes in operating assets and liabilities:
Accounts receivable, net	(4,485)	(2,634)
Prepaid expenses and other current assets	(3,087)	(5,350)
Other non-current assets	93	1,278
Accounts payable	(233)	(247)
Accrued expenses and other	(6,094)	(848)
Deferred revenue	2,401	1,321
Other non-current liabilities	(860)	(763)
Net cash provided by operating activities	13,297	12,700
Cash flows used in investing activities:
Purchases of property and equipment	(402)	(476)
Capitalization of software costs	(4,432)	(4,381)
Proceeds from disposition of fitness solutions, net of transaction costs, cash and restricted cash	1,228	—
Net cash used in investing activities	(3,606)	(4,857)
Cash flows used in financing activities:
Payments on long-term debt	(1,375)	(1,375)
Exercise of stock options	1,072	609
Repurchase and retirement of common stock	(12,068)	(29,643)
Net cash used in financing activities	(12,371)	(30,409)
Effect of foreign currency exchange rate changes on cash	(593)	50
Net decrease in cash, cash equivalents and restricted cash, including cash and restricted cash classified as held for sale	(3,273)	(22,516)
Cash, cash equivalents and restricted cash, including cash and restricted cash classified as held for sale:
Beginning of period	96,179	95,824
End of period	$92,906	$73,308
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,095	$10,632
Cash paid for income taxes	$1,654	$517
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023 and the related notes (“Annual Report on Form 10-K”). The December 31, 2023 consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the three months ended March 31, 2024 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2023 and the related notes. Certain prior year amounts have been reclassified to conform to the current year presentation.
On March 13, 2024, the Company entered into definitive sale and purchase agreements to sell our fitness solutions to Jonas Fitness Portfolio Holdco Inc. (“Jonas Software”) (see Note 4. Disposition and Held for Sale). The sale of American Service Finance LLC., ASF Payment Solutions ULC and Technique Fitness Inc. (collectively, “North American Fitness”), closed simultaneous with signing. The sale of EverCommerce UK, including wholly-owned subsidiaries Fitii UK (MyPTHub and MyPTHub LLC) and ClubWise UK and its wholly-owned subsidiary ClubWise Australia (collectively, “UK Fitness”), is subject to customary closing conditions and regulatory approval by the Financial Conduct Authority and is expected to close during the third quarter of 2024. The divestiture did not qualify for reporting as a discontinued operation. As a result, our unaudited condensed consolidated financial statements include the results of North American Fitness for all periods through the date of sale, while UK Fitness is classified as held for sale prospectively from the date of signing. Unless otherwise specified, the amounts and information presented in the notes to the unaudited condensed consolidated financial statements do not include assets and liabilities that have been reclassified as held for sale as of March 31, 2024.
The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain amounts reported in the unaudited condensed consolidated financial statements, including the accompanying notes. The Company bases its estimates on historical factors, current circumstances, and the experience and judgment of management. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates. Significant items subject to such estimates reflected in the unaudited condensed consolidated financial statements include: the estimation of the recoverability of goodwill and other intangible assets; income tax uncertainties, including valuation allowance for deferred tax assets and value of any uncertain tax positions; recognizing bad debt expense from expected credit losses, recognizing stock-based compensation expense and estimating standalone selling price, when applicable, for the allocation of transaction price when multiple performance obligations are included in a contract with a customer.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Assets and Liabilities Held for Sale
The Company classifies assets and liabilities as held for sale (the “disposal group”) in the period when all the relevant classification criteria have been met. Assets and liabilities held for sale are measured at the lower of carrying value or fair value less costs to sell. Any loss resulting from the measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of the disposal group until the date of sale. The fair value of the disposal group, less any costs to sell, will be reassessed during each subsequent reporting period it remains classified as held for sale, and any subsequent changes will be reported as an adjustment to the carrying value of the disposal group until the disposal group is no longer classified as held for sale. Upon determining that the disposal group meets the criteria to be classified as held for sale, the Company discontinues depreciation and amortization and the related assets and liabilities are reported as held for sale on the unaudited condensed consolidated balance sheets.
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
Recently Issued Accounting Pronouncements
We evaluate all Accounting Standards Updates (“ASUs) issued by the Financial Accounting Standards Board (the “FASB”) for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.
Accounting pronouncements issued and adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company’s accounts receivable and contract assets. This updated standard is effective for annual reporting periods beginning after December 15, 2022. The Company adopted this ASU for the year ended December 31, 2023 and it did not have a material impact on the financial statements.
Accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the CODM, an amount and description of the composition of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting the amendments in this update on its consolidated financial statements and disclosures.
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
The financial results of Kickserv since the closing through March 31, 2024, were not material to our condensed consolidated financial statements, nor were they material to our prior period consolidated results on a pro forma basis.
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
Note 4. Disposition and Held for Sale
On March 13, 2024, we entered into definitive sale and purchase agreements to sell our fitness solutions to Jonas Software. The sale of North American Fitness closed simultaneously with signing. The sale of UK Fitness is subject to customary closing conditions and regulatory approval by the Financial Conduct Authority and is expected to close during the third quarter of 2024. During the three months ended March 31, 2024, we recognized a loss of $4.8 million related to the disposal of North American Fitness, which is included in loss on held for sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2024, we recognized a $3.4 million goodwill impairment charge representing the allocated goodwill to North American Fitness, which is included in loss on held for sale and impairments on the unaudited condensed consolidated statements of operations and comprehensive loss.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The UK Fitness disposal group met the held for sale criteria in the first quarter of 2024. As such, the assets and liabilities of the disposal group are classified as held for sale on our unaudited condensed consolidated balance sheets as of March 31, 2024 but did not qualify as discontinued operations as it did not represent a strategic shift that will have a material effect on the Company’s operations and financial results. During the three months ended March 31, 2024, we measured the assets and liabilities held for sale at fair value less costs to sell and recognized a loss of $2.6 million, which is included in loss on held for sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss.
The components of assets and liabilities classified as held for sale on our condensed consolidated balance sheets as of March 31, 2024 were as follows:

March 31, 2024
(in thousands)

Assets:
Cash and cash equivalents	$1,000
Restricted cash	1,930
Accounts receivable, net	166
Prepaid expenses and other current assets	147
Property and equipment, net	57
Capitalized software, net	2,022
Other non-current assets	910
Intangible assets, net	6,012
Goodwill	2,971
Total assets	15,215
Valuation allowance	(2,619)
Assets held for sale	$12,596

Liabilities:
Accounts payable	$292
Accrued expenses and other	2,753
Deferred revenue	269
Other long-term liabilities	2,460
Liabilities held for sale	5,774
Currency translation adjustment	1,078
Assets held for sale, net	$7,900
Note 5. Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Three months ended March 31,
	2024	2023
	(in thousands)
By pattern of recognition (timing of transfer of services):
Point in time	$14,657	$14,738
Over time	155,456	146,398
Total	$170,113	$161,136
By geographical market:
United States	$151,021	$148,965
International	19,092	12,171
Total	$170,113	$161,136

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Contract Balances
Supplemental balance sheet information related to contracts from customers as of:

	March 31,	December 31,
	2024	2023
	(in thousands)
Accounts receivable, net	$48,405	$45,417
Contract assets	$15,954	$16,117
Deferred revenue	$25,894	$24,082
Customer deposits	$10,822	$12,891
Long-term deferred revenue	$1,030	$2,168
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
Contract liabilities: Contract liabilities, or deferred revenue, represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Long-term deferred revenue is included within other non-current liabilities on the unaudited condensed consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2023 was $17.2 million for the three months ended March 31, 2024.
Customer deposits: Customer deposits relate to payments received in advance for contracts, which allow the customer to terminate a contract and receive a pro rata refund for the unused portion of payments received to date.
Accounts Receivable
Activity in our allowance for expected credit losses is as follows as of:

	March 31,
	2024	2023
	(in thousands)
Allowance for expected credit losses, beginning of period	$6,183	$4,670
Beginning balance adjustment due to implementation of the new credit loss standard	—	1,309
Bad debt expense	1,010	1,314
Write-offs, net of recoveries	(1,784)	(1,610)
Disposition of North American Fitness	(96)	—
Transfer of UK Fitness to held for sale	(53)	—
Allowance for expected credit losses, end of period	$5,260	$5,683
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription and marketing technology solutions revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of March 31, 2024 was $19.5 million. The Company expects to recognize approximately 63% of its remaining performance obligations as revenue within the next year, 28% of its remaining performance obligations as revenue the subsequent year, 7% of its remaining performance obligations as revenue in the third year, and the remainder during the two year period thereafter.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Cost to Obtain and Fulfill a Contract
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s unaudited condensed consolidated balance sheets. The costs to obtain contracts are amortized over five years, which corresponds with the useful life of the related technology. Short-term assets were $9.0 million and $8.6 million at March 31, 2024 and December 31, 2023, respectively, and long-term assets were $17.7 million and $17.9 million at March 31, 2024 and December 31, 2023, respectively. The Company recorded $1.6 million and $1.3 million of amortization expense related to assets for the three months ended March 31, 2024 and 2023, respectively, which is included in sales and marketing expense on the unaudited condensed consolidated statements of operations and comprehensive loss, as well as $0.7 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively, which is included in cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive loss.
Note 6. Goodwill

Goodwill activity consisted of the following for the three months ended March 31, 2024 (in thousands):

Balance at December 31, 2023	$927,431
Impairment	(3,447)
Transfer to held for sale	(2,971)
Effect of foreign currency exchange rate changes	(3,304)
Balance at March 31, 2024	$917,709
In connection with the definitive sale and purchase agreements to sell our fitness solutions, we tested the goodwill balance for impairment as of March 31, 2024 (see Note 4. Disposition and Held for Sale). During the three months ended March 31, 2024, we recognized a $3.4 million goodwill impairment charge representing the allocated goodwill to North American Fitness, which is included in loss on held for sale and impairments on the unaudited condensed consolidated statements of operations and comprehensive loss. There has been no other impairment of goodwill.
Note 7. Intangible Assets
Intangible assets consisted of the following as of:

	March 31, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	3-20 years	$574,616	$332,191	$242,425
Developed technology	2-12 years	102,448	75,366	27,082
Trade name	3-10 years	37,303	24,274	13,029
Non-compete agreements	2-5 years	2,379	2,336	43
Total		$716,746	$434,167	$282,579

	December 31, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	3-20 years	$605,908	$336,558	$269,350
Developed technology	2-12 years	106,482	74,717	31,765
Trade name	3-10 years	38,627	24,293	14,334
Non-compete agreements	2-5 years	2,408	2,338	70
Total		$753,425	$437,906	$315,519
Amortization expense was $19.3 million and $23.2 million for the three months ended March 31, 2024 and 2023, respectively.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Property and Equipment
Property and equipment consisted of the following as of:

	March 31,	December 31,
	2024	2023
	(in thousands)
Computer equipment and software	$11,109	$11,628
Furniture and fixtures	3,320	3,794
Leasehold improvements	10,520	11,756
Total property and equipment	24,949	27,178
Less accumulated depreciation	(16,699)	(17,444)
Property and equipment, net	$8,250	$9,734
Depreciation expense was $1.1 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.
Note 9. Capitalized Software
Capitalized software consisted of the following as of:

	March 31,	December 31,
	2024	2023
	(in thousands)
Capitalized software	$61,428	$64,137
Less: accumulated amortization	(21,806)	(21,626)
Capitalized software, net	$39,622	$42,511
Amortization expense was $2.5 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. During the ordinary course of business, the Company may determine that certain capitalized features of its software will no longer be used either internally or to deliver value to its customers. During the three months ended March 31, 2023 the Company recorded a $0.3 million charge related to capitalized costs associated with abandoned projects, which was included in general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive loss. The Company did not have similar charges for the three months ended March 31, 2024.
Note 10. Leases
The Company leases real estate from unrelated parties under operating lease agreements that have initial terms ranging from one year to 11 years. Some leases include one or more options to renew, generally at our sole discretion, of five additional years each.
The components of lease expense are as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)
Operating lease cost	$1,279	$1,624
Variable lease cost	467	495
Short-term lease cost	116	55
Total lease cost	$1,862	$2,174
The Company ceased use of certain leased premises and subleased certain facilities resulting in impairment charges of $0.4 million and $1.1 million to impair the right-of-use lease assets to their fair value during the three months ended March 31, 2024 and 2023, respectively, which are included in loss on held for sale and impairments on our unaudited condensed consolidated statement of operations and comprehensive loss.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Supplemental cash flow information related to leases is as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)
Cash paid for operating lease liabilities	$1,208	$1,842
Operating lease assets obtained in exchange for operating lease liabilities	$177	$—
Supplemental balance sheet information, included in other non-current assets, accrued expenses and other and other non-current liabilities on the unaudited condensed consolidated balance sheets, related to leases is as follows:

	March 31,	December 31,
	2024	2023
	(in thousands)
Operating lease right-of-use assets	$12,488	$15,861

Current operating lease liabilities	3,357	3,789
Long-term operating lease liabilities	15,697	19,400
Total operating lease liabilities	$19,054	$23,189
At March 31, 2024 and December 31, 2023, the weighted average remaining lease term for operating leases was 5.49 years and 5.75 years, respectively, and the weighted average discount rate was 5.1% and 5.1%, respectively.
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of March 31, 2024 is as follows (in thousands):

Year ended December 31,
2024 (remainder of year)	$3,406
2025	4,320
2026	4,114
2027	3,322
2028	2,567
Thereafter	4,563
Total lease payments	22,292
Less: imputed interest	3,238
Total present value of lease liabilities	$19,054

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 11. Long-Term Debt
Long-term debt consisted of the following as of:

	March 31,	December 31,
	2024	2023
	(in thousands)
Term notes with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 3.25% (8.44074% at March 31, 2024) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2028	$536,250	$537,625
Revolver with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 3.25% (8.44464% at March 31, 2024), and outstanding balance due July 2026	—	—
Principal debt	536,250	537,625
Deferred financing costs on long-term debt	(3,758)	(3,983)
Discount on long-term debt	(1,364)	(1,446)
Total debt	531,128	532,196
Less current maturities	5,500	5,500
Long-term portion	$525,628	$526,696
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
Effective as of July 1, 2023, borrowings under the Credit Facilities bear interest at the Company’s option at Alternative Base Rate (“ABR”) plus an applicable rate, or at a forward-looking term rate based upon the secured overnight financing rate (“SOFR”), plus (i) (a) with respect to Term Loans, credit spread adjustments of 0.11448%, 0.26161%, 0.42826% and 0.71513% for interest periods of one, three, six and twelve months, respectively, and (b) with respect to revolving loans, a credit spread adjustment of 0.0% (“Adjusted SOFR”) plus (ii) an applicable rate, in each case with such applicable rate based on the Company’s first lien net leverage ratio. The ABR represents the highest of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and the Adjusted SOFR for a one month interest period plus 1.0%. The applicable rate for the Term Loans and the Revolver is 3.0% for Adjusted SOFR borrowings and 2.0% for ABR borrowings, in each case subject to change based on our first lien net leverage ratio.
The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of March 31, 2024, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. The fair value amounts were approximately $538.9 million and $540.3 million as of March 31, 2024 and December 31, 2023, respectively.
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
The Swap Agreements are accounted for as derivatives whereby the fair value of each contract is reported within the unaudited condensed consolidated balance sheets, and related gains or losses resulting from changes in the fair value are reported in interest and other expense, net, in the unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024 the fair value of the Initial Swap was a liability of $0.6 million while the fair value of the Second Swap was an asset of $0.6 million and are reported in other non-current liabilities and other non-current assets, respectively, on the unaudited condensed consolidated balance sheet. During the three months ended March 31, 2024 and 2023, the related gains and losses resulting from changes in fair value was a gain of $4.8 million and a loss of $4.2 million, respectively.
The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and are secured by substantially all assets of the Company. As of March 31, 2024, the Company was in compliance with all of its covenants.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Aggregate maturities of the Company’s debt for the years ending December 31 are as follows as of March 31, 2024 (in thousands):

Year ending December 31:
2024 (remainder of year)	$4,125
2025	5,500
2026	5,500
2027	5,500
2028	515,625
Thereafter	—
Total aggregate maturities of the Company’s debt	$536,250
Note 12. Equity
On July 6, 2021, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to authorize the issuance up to 2,050,000,000 shares, par value $0.00001 per share, consisting of 2,000,000,000 shares of common stock and 50,000,000 shares of preferred stock.
On June 14, 2022, our board of directors (our “Board”) approved a stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, our Board approved an expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock ($100.0 million total) and an extension to the expiration of the Repurchase Program through December 31, 2023. On November 5, 2023, our Board of Directors approved an additional expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock (from $100.0 million to $150.0 million in total) and extended the expiration of the Repurchase Program through December 31, 2024. On December 14, 2023, our Board approved a stock purchase agreement entered into between the Company and Eric Remer, Matt Feierstein, Marc Thompson, Sarah Jordan, Shane Driggers and Evan Berlin, who served as officers of the Company (collectively, the “Selling Stockholders”). On December 19, 2023, as part of our Repurchase Program, the Company repurchased an aggregate of 1,401,472 shares of common stock from the Selling Stockholders at a price of $9.82 per share, for an aggregate price of $13.8 million. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board. The Company expects to fund repurchases with existing cash on hand.
The Company repurchased and retired 1.2 million shares of common stock pursuant to the Repurchase Program for $12.1 million including transaction fees and taxes, during the three months ended March 31, 2024. As of March 31, 2024, $27.9 million remained available under the Repurchase Program.
Note 13. Stock-Based Compensation
In 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provided for the granting of stock-based awards, including stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, and other stock-based awards. In connection with the Initial Public Offering (“IPO”), the Company’s Board adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO and, as a result of which, the Company can no longer make awards under the 2016 Plan. The 2021 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2021 Plan was 22,000,000 shares, inclusive of available shares previously reserved for issuance under the 2016 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 3% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s Board, provided that no more than 22,000,000 shares may be issued upon the exercise of incentive stock options. Based on the Company’s outstanding shares of common stock as of December 31, 2023, as of January 1, 2024 the number of shares reserved for issuance under the 2021 Plan increased by 5.6 million.
In connection with the IPO, the Company’s Board adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). For more information on the ESPP, refer to Note 12. Stock-Based Compensation in the Annual Report on Form 10-K.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes our restricted stock unit (“RSU”) and stock option activity for the three months ended March 31, 2024:

	RSUs	Stock Options
	(in thousands)
Outstanding as of January 1, 2024	3,337	13,337
Granted	2,615	—
Vested or exercised	(301)	(160)
Cancelled or forfeited	(303)	(195)
Outstanding as of March 31, 2024	5,348	12,982
As of March 31, 2024, total unrecognized compensation expense was $47.6 million and $7.8 million related to outstanding restricted stock units and stock options, respectively.
Stock-based compensation expense was classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)
Cost of revenues	$116	$108
Sales and marketing	341	402
Product development	527	562
General and administrative	4,592	6,442
Total stock-based compensation expense	$5,576	$7,514
Note 14. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock as of:

	Three months ended March 31,
	2024	2023
	(in thousands except per share amounts)
Numerator for basic and diluted EPS – net loss attributable to common stockholders	$(16,324)	$(20,775)

Denominator:
Denominator for basic and diluted EPS – weighted-average shares of common stock outstanding used in computing net loss per share	186,635	190,043
Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.11)
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect as of:

	March 31,
	2024	2023
	(in thousands)
Outstanding stock options and unvested RSUs	18,330	21,246
Shares of common stock pursuant to ESPP	227	340
Total anti-dilutive outstanding potential common stock	18,557	21,586

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 15. Fair Value of Financial Instruments
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
There were no transfers between fair value measurement levels during the three months ended March 31, 2024 and 2023.
The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of:

	March 31, 2024				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market	$4,127	$—	$—	$4,127	Cash equivalents
Interest rate swaps	$—	$563	$—	$563	Other non-current assets
Liability:
Interest rate swaps	$—	$627	$—	$627	Other non-current liabilities

	December 31, 2023				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Money market	$764	$—	$—	$764	Cash equivalents
Liability:
Interest rate swap	$—	$4,889	$—	$4,889	Other non-current liabilities
Note 16. Income Taxes
Our provision for income taxes in interim periods has historically been based on our estimated annual effective tax rate. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined. In the first quarter of 2024, it is the Company’s judgement that the estimated annual effective tax rate did not result in a reliable estimate, so an estimate was determined using year to date results.
The income tax expense was $5.9 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. Our effective income tax rate was 56.9% and 1.5% for the three months ended March 31, 2024 and 2023, respectively. The difference in income tax rate for the three months ended March 31, 2024 as compared to the corresponding period in 2023 was driven primarily by an increase in U.S. federal and state income taxes and discrete items, including the sale of North American Fitness during the three months ended March 31, 2024.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 17. Commitments and Contingencies
The Company has non-cancelable contractual purchase obligations incurred in the normal course of business to help deliver our services and products and provide support to our customers. These contracts with vendors primarily relate to software service, targeted mail costs, third-party fulfillment costs and software hosting. Unrecognized future minimum payments due under these agreements are as follows (in thousands):

Year ended December 31,
2024 (remainder of year)	$11,851
2025	12,544
2026	3,745
2027	2,625
2028	687
Thereafter	—
Total future minimum payments due	$31,452
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
On January 31, 2024, plaintiff Vladimir Gusinsky Revocable Trust filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against the Company, members of its Board and the other parties to its sponsor stockholders agreement, dated June 30, 2021, Providence Strategic Growth II L.P., Providence Strategic Growth II-A L.P., SLA Eclipse Co-Invest, L.P., and SLA CM Eclipse Holdings, L.P. (collectively, the “Sponsor Stockholders”), captioned Vladimir Gusinsky Revocable Trust v. Eric Remer, Penny Baldwin, et. al., Case No. 2024-0077 (Del Ch.). The complaint generally alleges violations of Section 141(a) of the Delaware General Corporation Law (“DGCL”) by providing the Sponsor Stockholders with a veto right over the Board’s ability to hire or fire the Company’s Chief Executive Officer (the “CEO Approval Right”) on the basis that it unlawfully limits the Board’s authority to manage the business and affairs of the Company. The plaintiff seeks declaratory judgment that the CEO Approval Right is invalid and void, other declaratory and equitable relief for the class and/or the Company, attorneys’ and experts’ witness fees and other costs and expenses, and other equitable relief. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable and the potential loss or range of loss is not reasonably estimable.
The Company is party to additional legal proceedings incidental to its business. While the outcome of these additional matters could differ from management’s expectations, the Company does not believe that the resolution of such matters is reasonably likely to have a material effect on its results of operations or financial condition.
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of March 31, 2024 and December 31, 2023, the Company recorded a liability in the amount of $10.9 million in both periods within current liabilities and other long-term liabilities as a provision for sales and use, gross receipts and goods and services tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.
Note 18. Geographic Areas
The following table sets forth long-lived assets by geographic area as of:

	March 31,	December 31,
	2024	2023
	(in thousands)
United States	$38,375	$41,134
International	$9,497	$11,111

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to "EverCommerce," the “Company,” “we,” “us” and “our” refer to EverCommerce Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
•Customer Experience Solutions: Our Customer Experience Solutions modernize how businesses engage and interact with customers by leveraging innovative, bespoke customer listening and communication solutions to improve the customer experience and increase retention. Our software provides customer listening capabilities with real-time customer surveying and analysis to allow standalone businesses and multi-location brands to receive voice of the customer (“VoC”) insights and manage the customer experience lifecycle. These applications include: customer health scoring, customer support systems, real-time alerts, Net Promoter Score-based customer feedback collection, review generation and automation, reputation management, customer satisfaction surveying and a digital communication suite, among others. These tools help our customers gain actionable insights, increase customer loyalty and repeat purchases and improve customer experiences.
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
Our business benefits from attractive unit economics. Approximately 97% of our revenue in the three months ended March 31, 2024 and 2023 was recurring or re-occurring, and we maintained an annualized net pro forma revenue retention rate of approximately 93% for the quarter ended March 31, 2024. Excluding our marketing technology solutions, our annualized net revenue retention rate for our core software and payments solutions was approximately 99% for the three months ended March 31, 2024. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.
We calculate our monthly net pro forma revenue retention rate for a particular month as the recurring or re-occurring revenue gained/lost from existing customers, less the recurring or re-occurring revenue lost from cancelled customers, as a percentage of total recurring or re-occurring revenue 12 months prior, divided by 12. For existing customers, we consider customers that existed 11 or more months prior to the current month and that do not have an end date (i.e., cancelled relationship) on or after the first day of the current month. For example, the recurring or re-occurring revenue gained/lost from existing customers in November 2023 is the difference between the recurring or re-occurring revenue generated in November 2023 and the same such revenue generated in November 2022, for customers with a start date prior to December 1, 2022 and no end date or cancelled relationship on or after November 1, 2023. For cancelled customers, we examine customers that cancelled their relationships on or after the first day of the month that is 12 months prior to the current month and before the first day of the current month. For example, the recurring or re-occurring revenue lost from cancelled customers in November 2023 is the difference between the recurring or re-occurring revenue generated in November 2023 and the same such revenue generated in November 2022, for customers that cancelled on or after November 1, 2022 and before November 1, 2023. Net pro forma revenue retention is calculated as if acquisitions and dispositions that were closed during the prior period presented were closed on the first day of such period presented. Our calculation of net pro forma revenue retention rate for any fiscal period includes the positive recurring and re-occurring revenue impacts of selling new solutions to existing customers and the negative impacts of contraction and attrition among this set of customers. Our net pro forma revenue retention rate may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of solutions, new acquisitions and dispositions and our ability to retain our customers. Our calculation of net pro forma revenue retention rate may differ from similarly titled metrics presented by other companies.
Sale of Fitness Solutions
On March 13, 2024, we entered into definitive sale and purchase agreements to sell our fitness solutions to Jonas Software (see Note 4. Disposition and Held for Sale in this Quarterly Report on Form 10-Q). The sale of North American Fitness closed simultaneously with signing. The sale of UK Fitness is subject to customer closing conditions and regulatory approval by the Financial Conduct Authority and is expected to close during the third quarter of 2024. The assets and liabilities of the UK Fitness disposal group are classified as held for sale and presented within other current assets and other current liabilities on our unaudited condensed consolidated balance sheets as of March 31, 2024. The divestiture did not qualify for reporting as a discontinued operation. As a result, our unaudited condensed consolidated financial statements include the results of North American Fitness for all periods through the date of sale, while the UK Fitness results are included in our results of operations. In connection with the sale of North American Fitness and the classification of assets and liabilities of UK Fitness as held for sale, we recognized a a loss of $4.8 million related to the disposal of North American Fitness, a goodwill impairment charge of $3.4 million representing the allocated goodwill to North American Fitness and a loss on assets held for sale of $2.6 million related to UK Fitness during the three months ended March 31, 2024, which are included within loss on held for sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss.
Impact of Macroeconomic Climate
The macroeconomic climate continues to see pressure from global developments such as international geopolitical conflict, terrorism, rising inflation, fluctuations in the value of the US Dollar, rising interest rates and supply chain disruptions. These developments have had and may continue to have an adverse effect on our revenues and demand for our products and services, as well as on our costs of doing business. We have taken and will continue to take actions to help mitigate the impact of these economic challenges, but there can be no assurance as to the effectiveness of our efforts going forward.
Key Factors Affecting Our Performance
We believe that our performance and future success depends on a number of factors that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, please see “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Key Factors Affecting Our Performance” included in our Annual Report on Form 10-K. For a discussion about why we consider our Non-GAAP measures useful and a discussion of the material risks and limitations of such measures, please see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Business and Financial Metrics – Non-GAAP Financial Measures” included in our Annual Report on Form 10-K filed on March 14, 2024.
Key Business and Financial Metrics (Non-GAAP Financial Measures)
In addition to our results and measures of performance determined in accordance with generally accepted accounting principles in the United States (“GAAP”), we believe the following key business and non-GAAP financial measures are useful in evaluating and comparing our financial and operational performance over multiple periods, identifying trends affecting our business, formulating business plans and making strategic decisions.
Pro Forma Revenue Growth Rate
Pro Forma Revenue Growth Rate is a key performance measure that our management uses to assess our consolidated operating performance over time. Management also uses this metric for planning and forecasting purposes.
Our year-over-year Pro Forma Revenue Growth Rate is calculated as though all acquisitions and divestitures completed as of the end of the latest period were completed as of the first day of the prior year period presented. In calculating Pro Forma Revenue Growth Rate, we add the revenue from acquisitions for the reporting periods prior to the date of acquisition (including estimated purchase accounting adjustments) and exclude revenue from divestitures and held for sale assets for the reporting periods prior to the date of divestiture, and then calculate our revenue growth rate between the two reported periods. As a result, Pro Forma Revenue Growth Rate includes pro forma revenue from businesses acquired and excludes revenue from businesses divested of during the period, including revenue generated during periods when we did not yet own the acquired businesses and excludes revenue prior to the divestiture of the business. In including such pre-acquisition revenue and excluding pre-divestiture revenue, Pro Forma Revenue Growth Rate allows us to measure the underlying revenue growth of our business as it stands as of the end of the respective period, which we believe provides insight into our then-current operations. Pro Forma Revenue Growth Rate does not represent organic revenue generated by our business as it stood at the beginning of the respective period. Pro Forma Revenue Growth Rates are not necessarily indicative of either future results of operations or actual results that might have been achieved had the acquisitions and divestitures been consummated on the first day of the prior year period presented. We believe that this metric is useful to investors in analyzing our financial and operational performance period over period and evaluating the growth of our business, normalizing for the impact of acquisitions and divestitures. This metric is particularly useful to management due to the number of acquired entities.
Our Pro Forma Revenue Growth rate was 5.7% for the three months ended March 31, 2024, reflective of the underlying growth in our business including new customers and providing more solutions to existing customers.
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

	Three months ended March 31,		Change
	2024	2023	$
	(in thousands)
Revenue	$170,113	$161,136	$8,977
Cost of revenues (exclusive of depreciation and amortization)	56,793	55,946	847
Amortization of developed technology	2,103	3,824	(1,721)
Amortization of capitalized software	2,522	1,814	708
Depreciation expense allocated to cost of revenues	276	271	5
Gross profit	108,419	99,281	9,138
Depreciation and amortization	4,901	5,909	(1,008)
Adjusted gross profit	$113,320	$105,190	$8,130
Adjusted EBITDA
Adjusted EBITDA is calculated as net loss adjusted to exclude interest and other expense, net, income tax expense (benefit), depreciation and amortization, other amortization, stock-based compensation, and transaction-related and other non-recurring costs. Other amortization includes amortization for capitalized contract acquisition costs. Transaction-related costs are specific deal-related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. Other non-recurring costs are expenses such as impairment charges, (gains) losses from disposition and assets held for sale, system implementation costs, severance expense related to planned restructuring activities, and costs associated with integration and transformation improvements. Transaction-related and other non-recurring costs are excluded as they are not representative of our underlying operating performance. Adjusted EBITDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other GAAP measures of income (loss).
The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA on a consolidated basis.

	Three months ended March 31,		Change
	2024	2023	$
	(in thousands)
Net loss	$(16,324)	$(20,775)	$4,451
Adjusted to exclude the following:
Interest and other expense, net	5,791	15,188	(9,397)
Income tax expense	5,923	299	5,624
Depreciation and amortization	22,951	25,950	(2,999)
Other amortization	1,670	1,309	361
Stock-based compensation expense	5,576	7,514	(1,938)
Transaction-related and other non-recurring costs	15,303	2,453	12,850
Adjusted EBITDA	$40,890	$31,938	$8,952
Description of Certain Components of Financial Data
For additional information concerning our accounting policies, see Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in our Annual Report on Form 10-K.
Revenues
We derive our revenue from three primary sources which are described in detail below: (i) Subscription and Transaction Fees, which are primarily recurring revenue streams, (ii) Marketing Technology Solutions, which includes both recurring and re-occurring revenue streams and (iii) Other revenue, which consists primarily of the sale of distinct professional services and hardware. Our revenue recognition policies are discussed in more detail below under “Critical Accounting Policies and Significant Judgments and Estimates.”
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
Cost of Revenues
Cost of revenue (exclusive of depreciation and amortization) consists of expenses related to delivering our services and products and providing support to our customers and includes employee costs and related overhead, customer credit card processing fees, targeted mail costs, third-party fulfillment costs and software hosting expenses.
We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the mix of revenue between subscription and transaction fees and marketing technology solutions, labor costs, third-party expenses and acquisitions and dispositions. In particular, marketing technology solutions revenue generally has a higher cost of revenue as a percentage of revenue than our subscription and transaction fee revenue. For the three months ended March 31, 2024, revenue from subscription and transaction fees increased 8.8%, and revenue from marketing technology solutions decreased 4.7% compared to the prior year period. To the extent our marketing technology solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our subscription and transaction fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.
Sales and Marketing
Sales and marketing expense consists primarily of employee costs for our sales and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions. Sales and marketing expenses also include advertising costs, travel-related expenses and costs to market and promote our products, direct customer acquisition costs, costs related to conferences and events and partner/broker commissions. Software and subscription services dedicated for use by our sales and marketing organization, and outside services contracted for sales and marketing purposes are also included in sales and marketing expense. Sales commissions that are incremental to obtaining a customer contract are deferred and amortized ratably over the estimated period of our relationship with that customer. We expect our sales and marketing expenses will increase in absolute dollars for the foreseeable future as we continue to increase investments to support our growth.
Product Development
Product development expense consists primarily of employee costs for our product development personnel, including salaries, benefits, stock-based compensation and bonuses. Product development expenses also include third-party outsourced technology costs incurred in developing our platforms, and computer equipment, software and subscription services dedicated for use by our product development organization. We expect our product development expenses to increase in absolute dollars for the foreseeable future as we continue to dedicate substantial resources to develop, improve and expand the functionality of our solutions.
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

Loss on Held for Sale and Impairments
Loss on held for sale represents the measurement of the UK Fitness disposal group at the lower of its carrying value or fair value less costs to sell in the period the held for sale criteria are met, and subsequent remeasurement each reporting period the disposal group remains classified as held for sale. Impairments include a goodwill impairment charge representing the allocated goodwill to North American Fitness, and a loss on disposition from the sale of North American Fitness representing the difference between the consideration received and the net carrying amount of the assets sold and transaction costs (see Note 4. Disposition and Held for Sale in this Quarterly Report on Form 10-Q). Impairments also include operating lease impairments related to the Company’s decision to cease use of certain leased premises and sublease certain facilities.
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

Results of Operations
The following tables summarize key components of our results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of our results of operations that may be expected in the future. The following comparative information for results of operations includes the results of North American Fitness for all periods through the date of sale.
Comparison of the three months ended March 31, 2024 and 2023

	Three months ended March 31,		Change
	2024	2023	$
	(in thousands)
Revenues:
Subscription and transaction fees	$134,724	$123,820	$10,904
Marketing technology solutions	30,292	31,788	(1,496)
Other	5,097	5,528	(431)
Total revenues	170,113	161,136	8,977
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	56,793	55,946	847
Sales and marketing (1)	29,768	30,899	(1,131)
Product development (1)	20,200	18,703	1,497
General and administrative (1)	33,790	33,863	(73)
Depreciation and amortization	22,951	25,950	(2,999)
Loss on held for sale and impairments	11,221	1,063	10,158
Total operating expenses	174,723	166,424	8,299
Operating loss	(4,610)	(5,288)	678
Interest and other expense, net	(5,791)	(15,188)	9,397
Net loss before income tax expense	(10,401)	(20,476)	10,075
Income tax expense	(5,923)	(299)	(5,624)
Net loss	$(16,324)	$(20,775)	$4,451
(1)Includes stock-based compensation expense as follows:

	Three months ended March 31,		Change
	2024	2023	$
	(in thousands)
Cost of revenues	$116	$108	$8
Sales and marketing	341	402	(61)
Product development	527	562	(35)
General and administrative	4,592	6,442	(1,850)
Total stock-based compensation expense	$5,576	$7,514	$(1,938)

Comparison of the three months ended March 31, 2024 and 2023 (percentage of revenue)
The following table provides the key components of operating costs within our results of operations as a percentage of revenue for the three months ended March 31, 2024 compared to the same period in 2023.

	Three months ended March 31,		Change
	2024	2023	%

Total Revenues	100.0%	100.0%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	33.4%	34.7%	(1.3)%
Sales and marketing	17.5%	19.2%	(1.7)%
Product development	11.9%	11.6%	0.3%
General and administrative	19.9%	21.0%	(1.1)%
Depreciation and amortization	13.5%	16.1%	(2.6)%
Loss on held for sale and impairments	6.6%	0.7%	5.9%
Total operating expenses	102.7%	103.3%	(0.6)%
While revenue growth remains a key focus, we remain committed to continued expansion of gross margin, net income and Adjusted EBITDA through ongoing transformation initiatives. As a percentage of revenue, cost of revenues declined from 34.7% to 33.4%, an improvement of approximately 130 basis points resulting in higher gross margin. Additionally, the combination of cost of revenue, sales and marketing, product development and general and administrative costs declined from 86.5% to 82.6%, an improvement of approximately 390 basis points. A discussion on primary drivers of cost reductions resulting in improved margin follows in the subsequent sections.
Revenues

	Three months ended March 31,		Change
	2024	2023	$
	(in thousands)
Revenues:
Subscription and transaction fees	$134,724	$123,820	$10,904
Marketing technology solutions	30,292	31,788	(1,496)
Other	5,097	5,528	(431)
Total revenues	$170,113	$161,136	$8,977
Revenues increased $9.0 million, or 5.6%, for the three months ended March 31, 2024, as compared to the same period in 2023. This increase was driven primarily by an $8.3 million increase from subscription and transaction revenues due to an expansion in our number of customers and certain price increases across our portfolio. Total revenue includes revenue from our fitness solutions (see Note 4. Disposition and Held for Sale in this Quarterly Report on Form 10-Q), of $5.4 million and $6.0 million for the three months ended March 31, 2024 and 2023, respectively. Additionally, there was a $2.6 million increase due to higher transaction volumes processed through our payment platforms. The decline in marketing technology solutions revenues of $1.5 million resulted primarily from a reduction in demand driven by decreases in consumer spending. The decline in other revenue of $0.4 million was driven by revenue related to project implementation services during the three months ended March 31, 2023, which did not recur in the current year. The majority of our revenue growth is attributable to the successful delivery of system of action capabilities to our SMBs in our verticals of home services, health and wellness. The growth of revenue from subscription and transaction fees was 8.8%, partially offset by a reduction in marketing technology solutions and other revenues, which have experienced more volatility in revenue generation than the delivery of services through system of actions.

Cost of Revenues

	Three months ended March 31,		Change
	2024	2023	$
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization presented separately below)	$56,793	$55,946	$847
Cost of revenues increased by $0.8 million, or 1.5%, for the three months ended March 31, 2024 as compared to the same period in 2023. The increase is primarily comprised of an additional $1.8 million of lead generation and ad spend subject to resale to customers, $1.3 million of outsourced services, $0.7 million of application programming interface fees, and $0.4 million of software hosting expenses, partially offset by a $1.7 million decrease in communication services and a $1.3 million decrease in personnel and compensation expense.
Sales and Marketing

	Three months ended March 31,		Change
	2024	2023	$
	(dollars in thousands)
Sales and marketing	$29,768	$30,899	$(1,131)
Sales and marketing expenses decreased by $1.1 million, or 3.7%, for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was driven primarily by a $0.7 million reduction in personnel and compensation expense and $0.3 million in partner/broker commissions.
Product Development

	Three months ended March 31,		Change
	2024	2023	$
	(dollars in thousands)
Product development	$20,200	$18,703	$1,497
Product development expenses increased by $1.5 million, or 8.0%, for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was a result of continued investment in our technology and teams to support our various solutions as well as centralized security operations, information technology and cloud engineering, driven by an additional $0.8 million of personnel and compensation expense, $0.4 million of software and tools expense, and $0.4 million of outsourced services.
General and Administrative

	Three months ended March 31,		Change
	2024	2023	$
	(dollars in thousands)
General and administrative	$33,790	$33,863	$(73)
General and administrative expenses decreased by $0.1 million, or 0.2%, for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was driven primarily by a $1.9 million reduction in stock-based compensation expense, $0.6 million in facility expense, and $0.3 million in personnel and compensation expense, partially offset by a $2.4 million increase in professional fees primarily related to transformation initiatives.

Depreciation and Amortization

	Three months ended March 31,		Change
	2024	2023	$
	(dollars in thousands)
Depreciation and amortization	$22,951	$25,950	$(2,999)

Depreciation and amortization expenses decreased by $3.0 million, or 11.6%, for the three months ended March 31, 2024 as compared to the same period in 2023. The reduction in depreciation and amortization was driven primarily by the reduced rate of replacement assets resulting from a slowdown in business acquisitions. Specifically, these decreases were driven primarily by $3.8 million in intangible assets’ amortization, partially offset by $0.7 million of additional capitalized software amortization and $0.1 million of property and equipment depreciation.
Loss on Held for Sale and Impairments

	Three months ended March 31,		Change
	2024	2023	$
	(dollars in thousands)
Loss on held for sale and impairments	$11,221	$1,063	$10,158
Loss on held for sale and impairments increased by $10.2 million as compared to the same period in 2023. In March 2024, we entered into definitive sale and purchase agreements to sell our fitness solutions (see Note 4. Disposition and Held for Sale in this Quarterly Report on Form 10-Q). The North American Fitness transaction resulted in a loss on disposal of $4.8 million and a goodwill impairment charge of $3.4 million representing allocated goodwill. Additionally, we recognized a loss on held for sale of $2.6 million during the three months ended March 31, 2024, which represents the measurement of the UK Fitness disposal group at fair value less costs to sell. We did not have similar expenses during the three months ended March 31, 2023. These increases were partially offset by lower right-of-use lease asset impairments charges of $0.7 million as compared to the same period in 2023.
Interest and Other Expense, net

	Three months ended March 31,		Change
	2024	2023	$
	(dollars in thousands)
Interest and other expense, net	$5,791	$15,188	$(9,397)
Interest and other expense, net, decreased by $9.4 million, or 61.9%, for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was driven primarily by volatility of interest rates, resulting in an unrealized gain of $4.8 million on the interest rate swaps recorded during the three months ended March 31, 2024 as compared to an unrealized loss of $4.2 million recorded in the comparative period, and a $0.5 million increase in interest income.
Income Tax Expense

	Three months ended March 31,		Change
	2024	2023	$
	(dollars in thousands)
Income tax expense	$(5,923)	$(299)	$(5,624)
Income tax expense increased by $5.6 million for the three months ended March 31, 2024 as compared to the corresponding period in 2023, with the change driven primarily by an increase in U.S. federal and state income taxes and discrete items, including the sale of North American Fitness during the three months ended March 31, 2024.
Liquidity and Capital Resources
To date, our primary sources of liquidity have been net cash provided by operating activities, proceeds from equity issuances and proceeds from long-term debt.
We utilize liquidity for items such as strategic investments in the ongoing transformation of our business and infrastructure, our recent business acquisition of Kickserv and share repurchases authorized through our Repurchase Program (defined below). For a description of our recent acquisitions, see Note 3. Acquisitions in our Annual Report on Form 10-K and Note 3. Kickserv Acquisition in this Quarterly Report on Form 10-Q. Absent significant deterioration of market conditions, we expect that working capital requirements, capital expenditures, acquisitions, the Repurchase Program, debt servicing and lease obligations will be our principal needs for liquidity going forward.
As of March 31, 2024, we had cash, cash equivalents and restricted cash of $92.9 million, $190.0 million of available borrowing capacity under our Revolver (as defined below) and $536.3 million outstanding under our Term Loans (as defined below). We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. If needed, additional funds may not be available on terms favorable to us, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part II, Item 1A. “Risk Factors.”
Cash Flows
The following table sets forth cash flow data for the periods indicated therein:

	Three months ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$13,297	$12,700
Net cash used in investing activities	(3,606)	(4,857)
Net cash used in financing activities	(12,371)	(30,409)
Effect of foreign currency exchange rate changes on cash	(593)	50
Net decrease in cash, cash equivalents and restricted cash	$(3,273)	$(22,516)
Cash Flow from Operating Activities
Net cash provided by operating activities was $13.3 million for the three months ended March 31, 2024, compared to $12.7 million for the three months ended March 31, 2023. Changes in net cash provided by operating activities resulted primarily from cash received from net sales within our subscription and transaction fees and marketing technology solutions. Other drivers of the changes in net cash provided by operating activities include payments for personnel expenses for our employees, costs related to delivering our services and products, partner commissions, advertising and interest on our long-term debt.
The increase in cash provided by operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to higher cash collections from our subscription and transaction fees and marketing technology solutions of approximately $6.3 million, higher interest income of $0.6 million and lower interest payments of $0.3 million, partially offset by higher costs directly related to the delivery of our services and products of $4.3 million, higher investments made to support the growth of our business of $2.5 million and higher taxes of $0.5 million.
Cash Flow from Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities of $3.6 million related primarily to costs to develop software of $4.4 million and $0.4 million used for purchases of property and equipment, partially offset by proceeds from the sale of North American Fitness, net of transaction costs, cash and restricted cash sold for approximately $1.2 million.
During the three months ended March 31, 2023, net cash used in investing activities of $4.9 million related primarily to costs to develop software of $4.4 million and the remainder was used primarily for purchases of property and equipment.
Cash Flow from Financing Activities
During the three months ended March 31, 2024, net cash used in financing activities of $12.4 million related primarily to the repurchase and retirement of shares of our common stock of $12.1 million.
During the three months ended March 31, 2023, net cash used in financing activities of $30.4 million related primarily to the repurchase and retirement of shares of our common stock of $29.6 million.
For additional information regarding our repurchase and retirement of shares of our common stock, refer to Note 12. Equity in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
As of March 31, 2024, there was $536.3 million outstanding under our Credit Facilities, all of which was related to the Term Loans as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loans was approximately 8.4% for the three months ended March 31, 2024, excluding the effect of any interest rate swap agreements.
As of March 31, 2024, we were in compliance with the covenants under the Credit Facilities.
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
The Company repurchased and retired 1.2 million shares of common stock for approximately $12.1 million, including transaction fees and taxes, during the three months ended March 31, 2024. As of March 31, 2024, $27.9 million remained available under the Repurchase Program.
Contractual Obligations
There have been no material changes to our contractual obligations as of March 31, 2024 from those disclosed in our Annual Report on Form 10-K.
Refer to Notes 10. Leases, 11. Long-Term Debt and 17. Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our operating leases, debt and contractual obligations, respectively.
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
Our critical accounting policies are described in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted, and their potential impact to our financial statements.
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

Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Changes in Internal Control over Financial Reporting
We continue to work to remediate our material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
During the three months ended March 31, 2024, we repurchased approximately $12.1 million in shares of our common stock under our Repurchase Program, including transaction fees and taxes. The stock repurchase activity under our Repurchase Program during the three months ended March 31, 2024 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
	(in thousands, except per share and share amounts)

January 1, 2024 - January 31, 2024	346,713	$10.26	346,713	$36,414
February 1, 2024 - February 29, 2024	381,887	$9.92	381,887	$32,625
March 1, 2024 - March 31, 2024	504,905	$9.30	504,905	$27,929
(1)On June 14, 2022, our Board approved the Repurchase Program with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, our Board approved an expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock ($100.0 million total) and an extension to the expiration of the Repurchase Program through December 31, 2023. On November 5, 2023, our Board approved an additional expansion of the Repurchase Program with authorization to purchase up to an additional $50.0 million in shares of the Company’s common stock (from $100.0 million to $150.0 million in total) and extended the expiration of the Repurchase Program through December 31, 2024.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of EverCommerce Inc	8-K	001-40575	3.1	7/9/2021
3.2	Amended and Restated Bylaws of EverCommerce Inc	8-K	001-40575	3.2	7/9/2021
10.1	Amended and Restated Non-Employee Director Compensation Policy of EverCommerce Inc					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERCOMMERCE INC.

Date: May 9, 2024	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Marc Thompson
Marc Thompson
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2024	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Chief Accounting Officer
(Principal Accounting Officer)