Form 10-Q
period 2024-06-30
EverCommerce Inc.
filed 2024-08-06
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, there were 184,252,867 shares of the registrant’s common stock, par value $0.00001, outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EverCommerce Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$86,697	$92,609
Restricted cash	—	3,570
Accounts receivable, net of allowance for expected credit losses of $5.8 million and $6.2 million at June 30, 2024 and December 31, 2023, respectively	52,607	45,417
Contract assets	16,351	16,117
Assets held for sale	13,236	—
Prepaid expenses and other current assets	26,846	22,434
Total current assets	195,737	180,147
Property and equipment, net	7,846	9,734
Capitalized software, net	40,631	42,511
Other non-current assets	40,282	42,722
Intangible assets, net	263,927	315,519
Goodwill	918,653	927,431
Total assets	1,467,076	1,518,064
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,075	$8,638
Accrued expenses and other	55,902	66,265
Deferred revenue	26,870	24,082
Customer deposits	11,863	12,891
Current maturities of long-term debt	5,500	5,500
Liabilities held for sale	5,532	—
Total current liabilities	116,742	117,376
Long-term debt, net of current maturities and deferred financing costs	524,565	526,696
Other non-current liabilities	41,677	47,956
Total liabilities	682,984	692,028
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 184,581,163 and 186,934,031 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2	2
Accumulated other comprehensive loss	(10,610)	(8,017)
Additional paid-in capital	1,434,375	1,454,026
Accumulated deficit	(639,675)	(619,975)
Total stockholders’ equity	784,092	826,036
Total liabilities and stockholders’ equity	$1,467,076	$1,518,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Subscription and transaction fees	$137,041	$130,305	$271,765	$254,125
Marketing technology solutions	35,007	34,455	65,299	66,243
Other	5,345	5,292	10,442	10,820
Total revenues	177,393	170,052	347,506	331,188
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	61,347	58,185	118,140	114,131
Sales and marketing	30,952	30,675	60,720	61,574
Product development	20,164	18,331	40,364	37,034
General and administrative	35,654	35,089	69,444	68,952
Depreciation and amortization	21,938	25,990	44,889	51,940
Loss on held for sale and impairments	459	—	11,680	1,063
Total operating expenses	170,514	168,270	345,237	334,694
Operating income (loss)	6,879	1,782	2,269	(3,506)
Interest and other expense, net	(9,552)	(4,761)	(15,343)	(19,949)
Net loss before income tax (expense) benefit	(2,673)	(2,979)	(13,074)	(23,455)
Income tax (expense) benefit	(703)	2,083	(6,626)	1,784
Net loss	(3,376)	(896)	(19,700)	(21,671)
Other comprehensive loss:
Foreign currency translation gain (loss), net	942	(682)	(2,593)	(781)
Comprehensive loss	$(2,434)	$(1,578)	$(22,293)	$(22,452)
Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$—	$(0.11)	$(0.11)
Basic and diluted weighted-average shares of common stock outstanding used in computing net loss per share	185,182,906	188,277,209	185,907,621	189,157,212
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2023	186,934	$2	$1,454,026	$(619,975)	$(8,017)	$826,036
Common stock issued upon vesting of restricted stock units	301	—	—	—	—	—
Stock-based compensation	—	—	5,576	—	—	5,576
Stock option exercises	160	—	1,072	—	—	1,072
Repurchase and retirement of common stock, including taxes	(1,234)	—	(12,139)	—	—	(12,139)
Foreign currency translation loss, net	—	—	—	—	(3,535)	(3,535)
Net loss	—	—	—	(16,324)	—	(16,324)
Balance at March 31, 2024	186,161	$2	$1,448,535	$(636,299)	$(11,552)	$800,686
Issuance of common stock for Employee Stock Purchase Plan	215	—	1,755	—	—	1,755
Common stock issued upon vesting of restricted stock units	470	—	—	—	—	—
Stock-based compensation	—	—	6,454	—	—	6,454
Stock option exercises	233	—	1,767	—	—	1,767
Repurchase and retirement of common stock, including taxes	(2,498)	—	(24,136)	—	—	(24,136)
Foreign currency translation gain, net	—	—	—	—	942	942
Net loss	—	—	—	(3,376)	—	(3,376)
Balance at June 30, 2024	184,581	$2	$1,434,375	$(639,675)	$(10,610)	$784,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2022	191,447	$2	$1,489,935	$(573,046)	$(10,198)	$906,693
Common stock issued upon vesting of restricted stock units	348	—	—	—	—	—
Stock-based compensation	—	—	7,514	—	—	7,514
Stock option exercises	103	—	609	—	—	609
Repurchase and retirement of common stock	(3,124)	—	(29,643)	—	—	(29,643)
Adoption of ASC 326, Current Expected Credit Losses	—	—	—	(1,309)	—	(1,309)
Foreign currency translation loss, net	—	—	—	—	(99)	(99)
Net loss	—	—	—	(20,775)	—	(20,775)
Balance at March 31, 2023	188,774	$2	$1,468,415	$(595,130)	$(10,297)	$862,990
Issuance of common stock for Employee Stock Purchase Plan	324	—	1,765	—	—	1,765
Common stock issued upon vesting of restricted stock units	404	—	—	—	—	—
Stock-based compensation	—	—	6,241	—	—	6,241
Stock option exercises	38	—	300	—	—	300
Repurchase and retirement of common stock, including taxes	(904)	—	(10,361)	—	—	(10,361)
Foreign currency translation loss, net	—	—	—	—	(682)	(682)
Net loss	—	—	—	(896)	—	(896)
Balance at June 30, 2023	188,636	$2	$1,466,360	$(596,026)	$(10,979)	$859,357
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2024	2023
Cash flows provided by operating activities:
Net loss	$(19,700)	$(21,671)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,889	51,940
Stock-based compensation expense	12,030	13,755
Deferred taxes	5,609	(2,119)
Amortization of deferred financing costs and non-cash interest	818	827
Loss on held for sale and impairments	11,690	1,063
Bad debt expense	2,283	3,830
Other non-cash items	(5,154)	(1,442)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,040)	(7,344)
Prepaid expenses and other current assets	(2,731)	(4,492)
Other non-current assets	(46)	2,681
Accounts payable	2,721	2,591
Accrued expenses and other	(7,360)	1,868
Deferred revenue	3,372	1,978
Other non-current liabilities	(1,165)	(2,319)
Net cash provided by operating activities	37,216	41,146
Cash flows used in investing activities:
Purchases of property and equipment	(1,036)	(1,201)
Capitalization of software costs	(8,718)	(9,485)
Proceeds from disposition of fitness solutions, net of transaction costs, cash and restricted cash	1,228	—
Net cash used in investing activities	(8,526)	(10,686)
Cash flows used in financing activities:
Payments on long-term debt	(2,750)	(2,750)
Exercise of stock options	2,839	909
Proceeds from common stock issuance for Employee Stock Purchase Plan	1,755	1,765
Repurchase and retirement of common stock	(36,034)	(39,693)
Net cash used in financing activities	(34,190)	(39,769)
Effect of foreign currency exchange rate changes on cash	(638)	327
Net decrease in cash, cash equivalents and restricted cash, including cash and restricted cash classified as held for sale	(6,138)	(8,982)
Cash, cash equivalents and restricted cash, including cash and restricted cash classified as held for sale:
Beginning of period	96,179	95,824
End of period	$90,041	$86,842
Supplemental disclosures of cash flow information:
Cash paid for interest	$23,048	$22,166
Cash paid for income taxes	$3,199	$1,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Nature of the Business
EverCommerce Inc. and subsidiaries (the “Company” or “EverCommerce”) is a leading provider of integrated software-as-a-service (“SaaS”) solutions or services for service-based small- and medium-sized businesses (“service SMBs”). Our platforms span across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. As of December 31, 2023, the Company served more than 708,000 customers across three core verticals: Home Services; Health Services; and Fitness & Wellness Services. Excluding the customers associated with the sale of our fitness assets, the Company served more than 690,000 (see Note 4. Disposition and Held for Sale). Within the core verticals, customers operate within numerous micro-verticals, ranging from home service professionals, such as construction contractors and home maintenance technicians, to physician practices and therapists in the Health Services industry, to personal trainers and salon owners in the Fitness & Wellness sectors. The platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly nuanced demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. The Company is headquartered in Denver, Colorado, and has operations across the United States, Canada, Jordan, United Kingdom, Australia and New Zealand.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023 and the related notes (“Annual Report on Form 10-K”). The December 31, 2023 consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the six months ended June 30, 2024 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2023 and the related notes. Certain prior year amounts have been reclassified to conform to the current year presentation.
On March 13, 2024, the Company entered into definitive sale and purchase agreements to sell our fitness solutions to Jonas Fitness Portfolio Holdco Inc. (“Jonas Software”) (see Note 4. Disposition and Held for Sale). The sale of American Service Finance LLC., ASF Payment Solutions ULC and Technique Fitness Inc. (collectively, “North American Fitness”), closed simultaneous with signing. The sale of EverCommerce UK, including wholly-owned subsidiaries Fitii UK (MyPTHub and MyPTHub LLC) and ClubWise UK and its wholly-owned subsidiary ClubWise Australia (collectively, “UK Fitness”), closed on July 1, 2024 (see Note 19. Subsequent Event). The divestiture did not qualify for reporting as a discontinued operation. As a result, our unaudited condensed consolidated financial statements include the results of North American Fitness for all periods through the date of sale, while UK Fitness is classified as held for sale prospectively from the date of signing through June 30, 2024. Unless otherwise specified, the amounts and information presented in the notes to the unaudited condensed consolidated financial statements do not include assets and liabilities that have been reclassified as held for sale as of June 30, 2024.
The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update is intended to improve transparency of income tax disclosure by requiring consistent categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in this update are effective for annual periods beginning after December 15, 2024 with early adoption permitted. The amendments in this update should be applied on a prospective basis with retrospective application permitted. The Company is currently evaluating the impact of adopting this update on its consolidated financial statements and disclosures. However, we do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

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
The financial results of Kickserv since the closing through June 30, 2024, were not material to our condensed consolidated financial statements, nor were they material to our prior period consolidated results on a pro forma basis.
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
Note 4. Disposition and Held for Sale
On March 13, 2024, we entered into definitive sale and purchase agreements to sell our fitness solutions to Jonas Software. The sale of North American Fitness closed simultaneously with signing. The sale of UK Fitness closed July 1, 2024 (see Note 19. Subsequent Event). During the three and six months ended June 30, 2024, we recognized losses of $0.2 million and $5.0 million, respectively, related to the disposal of North American Fitness, which are included in loss on held for sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2024, we recognized a $3.4 million goodwill impairment charge representing the allocated goodwill to North American Fitness, which is included in loss on held for sale and impairments on the unaudited condensed consolidated statements of operations and comprehensive loss.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The UK Fitness disposal group met the held for sale criteria upon entering into the definitive sale and purchase agreements. As such, the assets and liabilities of the disposal group are classified as held for sale on our unaudited condensed consolidated balance sheets as of June 30, 2024 but did not qualify as discontinued operations as it did not represent a strategic shift that will have a material effect on the Company’s operations and financial results. During the three and six months ended June 30, 2024, we measured the assets and liabilities held for sale at fair value less costs to sell and recognized losses of $0.3 million and $2.9 million, respectively, which are included in loss on held for sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss. The loss during the three months ended June 30, 2024 was primarily due to an increase in our accrual of estimated costs to sell.
The components of assets and liabilities classified as held for sale on our condensed consolidated balance sheets as of June 30, 2024 were as follows:

June 30, 2024
(in thousands)

Assets:
Cash and cash equivalents	$1,553
Restricted cash	1,791
Accounts receivable, net	195
Prepaid expenses and other current assets	142
Property and equipment, net	202
Capitalized software, net	2,320
Other non-current assets	912
Intangible assets, net	6,024
Goodwill	2,971
Total assets	16,110
Valuation allowance	(2,874)
Assets held for sale	$13,236

Liabilities:
Accounts payable	$247
Accrued expenses and other	2,559
Deferred revenue	257
Other long-term liabilities	2,469
Liabilities held for sale	5,532
Currency translation adjustment	1,022
Assets held for sale, net	$8,726
Note 5. Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
By pattern of recognition (timing of transfer of services):
Point in time	$14,719	$15,419	$29,376	$30,157
Over time	162,674	154,633	318,130	301,031
Total	$177,393	$170,052	$347,506	$331,188
By geographical market:
United States	$162,669	$152,512	$313,690	$301,477
International	14,724	17,540	33,816	29,711
Total	$177,393	$170,052	$347,506	$331,188

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Contract Balances
Supplemental balance sheet information related to contracts from customers as of:

	June 30,	December 31,
	2024	2023
	(in thousands)
Accounts receivable, net	$52,607	$45,417
Contract assets	$16,351	$16,117
Deferred revenue	$26,870	$24,082
Customer deposits	$11,863	$12,891
Long-term deferred revenue	$838	$2,168
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
Contract liabilities: Contract liabilities, or deferred revenue, represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Long-term deferred revenue is included within other non-current liabilities on the unaudited condensed consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2023 was $20.4 million for the six months ended June 30, 2024.
Customer deposits: Customer deposits relate to payments received in advance for contracts, which allow the customer to terminate a contract and receive a pro rata refund for the unused portion of payments received to date.
Accounts Receivable
Activity in our allowance for expected credit losses is as follows as of:

	June 30,
	2024	2023
	(in thousands)
Allowance for expected credit losses, beginning of period	$6,183	$4,670
Beginning balance adjustment due to implementation of the new credit loss standard	—	1,309
Bad debt expense	2,283	3,830
Write-offs, net of recoveries	(2,567)	(2,945)
Disposition of North American Fitness	(96)	—
Transfer of UK Fitness to held for sale	(45)	—
Allowance for expected credit losses, end of period	$5,758	$6,864
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Contracts that include 30-day termination rights are considered to be contracts with a term of one month and are therefore excluded from remaining performance obligations. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription and marketing technology solutions revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of June 30, 2024 was $18.9 million. The Company expects to recognize approximately 63% of its remaining performance obligations as revenue within the next year, 29% of its remaining performance obligations as revenue the subsequent year, 7% of its remaining performance obligations as revenue in the third year, and the remainder during the two-year period thereafter.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Cost to Obtain and Fulfill a Contract
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s unaudited condensed consolidated balance sheets. The costs to obtain contracts are amortized over five years, which corresponds with the useful life of the related technology. Short-term assets were $9.4 million and $8.6 million at June 30, 2024 and December 31, 2023, respectively, and long-term assets were $18.3 million and $17.9 million at June 30, 2024 and December 31, 2023, respectively. The Company recorded amortization expense within sales and marketing on the unaudited condensed consolidated statements of operations and comprehensive loss of $1.7 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively, and $3.3 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively. The Company recorded amortization expense within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive loss of $0.8 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $1.5 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.
Note 6. Goodwill

Goodwill activity consisted of the following for the six months ended June 30, 2024 (in thousands):

Balance at December 31, 2023	$927,431
Impairment	(3,447)
Transfer to held for sale	(2,971)
Effect of foreign currency exchange rate changes	(2,360)
Balance at June 30, 2024	$918,653
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
Note 7. Intangible Assets
Intangible assets consisted of the following as of:

	June 30, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	3-20 years	$574,572	$346,825	$227,747
Developed technology	2-12 years	102,439	78,291	24,148
Trade name	3-10 years	37,300	25,296	12,004
Non-compete agreements	2-5 years	2,380	2,352	28
Total		$716,691	$452,764	$263,927

	December 31, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	3-20 years	$605,908	$336,558	$269,350
Developed technology	2-12 years	106,482	74,717	31,765
Trade name	3-10 years	38,627	24,293	14,334
Non-compete agreements	2-5 years	2,408	2,338	70
Total		$753,425	$437,906	$315,519
Amortization expense was $18.6 million and $22.9 million for the three months ended June 30, 2024 and 2023, respectively and $37.9 million and $46.1 million for the six months ended June 30, 2024 and 2023, respectively.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Property and Equipment
Property and equipment consisted of the following as of:

	June 30,	December 31,
	2024	2023
	(in thousands)
Computer equipment and software	$11,562	$11,628
Furniture and fixtures	3,322	3,794
Leasehold improvements	10,565	11,756
Total property and equipment	25,449	27,178
Less accumulated depreciation	(17,603)	(17,444)
Property and equipment, net	$7,846	$9,734
Depreciation expense was $0.9 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $2.0 million for both the six months ended June 30, 2024 and 2023.
Note 9. Capitalized Software
Capitalized software consisted of the following as of:

	June 30,	December 31,
	2024	2023
	(in thousands)
Capitalized software	$64,845	$64,137
Less: accumulated amortization	(24,214)	(21,626)
Capitalized software, net	$40,631	$42,511
Amortization expense was $2.4 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively, and $4.9 million and $3.8 million for the six months ended June 30, 2024 and 2023, respectively. During the ordinary course of business, the Company may determine that certain capitalized features of its software will no longer be used either internally or to deliver value to its customers. The Company recorded a charge of $0.4 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively, related to capitalized costs associated with abandoned projects, which are included in general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive loss.
Note 10. Leases
The Company leases real estate from unrelated parties under operating lease agreements that have initial terms ranging from one year to 11 years. Some leases include one or more options to renew, generally at our sole discretion, of five additional years each.
The components of lease expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$1,010	$1,673	$2,289	$3,297
Variable lease cost	$850	614	$1,317	1,109
Short-term lease cost	$148	94	$264	149
Total lease cost	$2,008	$2,381	$3,870	$4,555

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
Supplemental cash flow information related to leases is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cash paid for operating lease liabilities	$1,445	$1,891	$2,653	$3,733
Operating lease assets obtained in exchange for operating lease liabilities	$763	$183	$940	$183
Supplemental balance sheet information, included in other non-current assets, accrued expenses and other and other non-current liabilities on the unaudited condensed consolidated balance sheets, related to leases is as follows:

	June 30,	December 31,
	2024	2023
	(in thousands)
Operating lease right-of-use assets	$12,298	$15,861

Current operating lease liabilities	3,116	3,789
Long-term operating lease liabilities	15,324	19,400
Total operating lease liabilities	$18,440	$23,189
At June 30, 2024 and December 31, 2023, the weighted average remaining lease term for operating leases was 5.29 years and 5.75 years, respectively, and the weighted average discount rate was 5.2% and 5.1%, respectively.
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of June 30, 2024 is as follows (in thousands):

Year ended December 31,
2024 (remainder of year)	$2,262
2025	4,431
2026	4,240
2027	3,441
2028	2,774
Thereafter	4,721
Total lease payments	21,869
Less: imputed interest	(3,429)
Total present value of lease liabilities	$18,440

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 11. Long-Term Debt
Long-term debt consisted of the following as of:

	June 30,	December 31,
	2024	2023
	(in thousands)
Term notes with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 3.25% (8.44368% at June 30, 2024) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2028	$534,875	$537,625
Revolver with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 3.25% (8.45841% at June 30, 2024), and outstanding balance due July 2026	—	—
Principal debt	534,875	537,625
Deferred financing costs on long-term debt	(3,529)	(3,983)
Discount on long-term debt	(1,281)	(1,446)
Total debt	530,065	532,196
Less current maturities	5,500	5,500
Long-term portion	$524,565	$526,696
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
The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of June 30, 2024, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. The fair value amounts were approximately $536.2 million and $540.3 million as of June 30, 2024 and December 31, 2023, respectively.
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
The Swap Agreements are accounted for as derivatives whereby the fair value of each contract is reported within the unaudited condensed consolidated balance sheets, and related gains or losses resulting from changes in the fair value are reported in interest and other expense, net, in the unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2024 the fair value of the Swap Agreements was an asset of $1.0 million, which is reported in other non-current assets on the unaudited condensed consolidated balance sheets. The related gains and losses resulting from changes in fair value were gains of $1.0 million and $6.4 million during the three months ended June 30, 2024 and 2023, respectively, and $5.8 million and $2.1 million during the six months ended June 30, 2024 and 2023, respectively.
The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and are secured by substantially all assets of the Company. As of June 30, 2024, the Company was in compliance with all of its covenants.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Aggregate maturities of the Company’s debt for the years ending December 31 are as follows as of June 30, 2024 (in thousands):

Year ending December 31:
2024 (remainder of year)	$2,750,000
2025	5,500,000
2026	5,500,000
2027	5,500,000
2028	515,625,000
Thereafter	—
Total aggregate maturities of the Company’s debt	$534,875,000
Note 12. Equity
On July 6, 2021, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to authorize the issuance up to 2,050,000,000 shares, par value $0.00001 per share, consisting of 2,000,000,000 shares of common stock and 50,000,000 shares of preferred stock.
On June 14, 2022, our board of directors (our “Board”) approved a stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, and May 21, 2024, our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date for a total authorization to repurchase up to $200.0 million in shares of the Company’s common stock, and extended the expiration of the Repurchase Program most recently through December 31, 2025. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board. The Company expects to fund repurchases with existing cash on hand.
The Company repurchased and retired 2.5 million and 3.7 million shares of common stock pursuant to the Repurchase Program for $24.1 million and $36.3 million including transaction fees and taxes, during the three and six months ended June 30, 2024, respectively. As of June 30, 2024, $54.0 million remained available under the Repurchase Program, inclusive of shares purchased pursuant to our agreement with the selling stockholders as disclosed Note 11. Equity in our Annual Report on Form 10-K.
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes our restricted stock unit (“RSU”) and stock option activity for the six months ended June 30, 2024:

	RSUs	Stock Options
	(in thousands)
Outstanding as of January 1, 2024	3,337	13,337
Granted	2,615	—
Vested or exercised	(301)	(160)
Cancelled or forfeited	(303)	(195)
Outstanding as of March 31, 2024	5,348	12,982
Granted	213	—
Vested or exercised	(470)	(233)
Cancelled or forfeited	(56)	(139)
Outstanding as of June 30, 2024	5,035	12,610
As of June 30, 2024, total unrecognized compensation expense was $44.8 million and $6.0 million related to outstanding restricted stock units and stock options, respectively.
Stock-based compensation expense was classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenues	$126	$127	$242	$235
Sales and marketing	370	477	711	879
Product development	576	604	1,103	1,166
General and administrative	5,382	5,033	9,974	11,475
Total stock-based compensation expense	$6,454	$6,241	$12,030	$13,755
Note 14. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock as of:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands except per share amounts)
Numerator for basic and diluted EPS – net loss attributable to common stockholders	$(3,376)	$(896)	$(19,700)	$(21,671)

Denominator:
Denominator for basic and diluted EPS – weighted-average shares of common stock outstanding used in computing net loss per share	185,183	188,277	185,908	189,157
Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$—	$(0.11)	$(0.11)

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect as of:

	June 30,
	2024	2023
	(in thousands)
Outstanding stock options and unvested RSUs	17,645	17,965
Shares of common stock pursuant to ESPP	218	310
Total anti-dilutive outstanding potential common stock	17,863	18,275
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
There were no transfers between fair value measurement levels during the three and six months ended June 30, 2024 and 2023.
The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of:

	June 30, 2024				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market	$8,065	$—	$—	$8,065	Cash equivalents
Interest rate swaps	$—	$959	$—	$959	Other non-current assets

	December 31, 2023				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Money market	$764	$—	$—	$764	Cash equivalents
Liability:
Interest rate swap	$—	$4,889	$—	$4,889	Other non-current liabilities

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 16. Income Taxes
Our provision for income taxes in interim periods is based on our estimated annual effective tax rate plus the impact, if any, of discrete items recognized in the interim period. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined.
The income tax (expense) benefit was $(0.7) million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively, and $(6.6) million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively. The difference in income tax (expense) benefit for the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023 was driven primarily by an increase in U.S. federal and state income taxes and discrete items, including the sale of North American Fitness in the six months ended June 30, 2024, and the release of a foreign valuation allowance in the three and six months ended June 30, 2023.
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

Year ended December 31,
2024 (remainder of year)	$7,901
2025	12,544
2026	3,745
2027	2,625
2028	687
Thereafter	—
Total future minimum payments due	$27,502
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
On January 31, 2024, plaintiff Vladimir Gusinsky Revocable Trust filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against the Company, members of its Board and the other parties to its sponsor stockholders agreement, dated June 30, 2021, Providence Strategic Growth II L.P., Providence Strategic Growth II-A L.P., SLA Eclipse Co-Invest, L.P., and SLA CM Eclipse Holdings, L.P. (collectively, the “Sponsor Stockholders”), captioned Vladimir Gusinsky Revocable Trust v. Eric Remer, Penny Baldwin, et. al., Case No. 2024-0077 (Del Ch.). The complaint generally alleges violations of Section 141(a) of the Delaware General Corporation Law (“DGCL”) by providing the Sponsor Stockholders with a veto right over the Board’s ability to hire or fire the Company’s Chief Executive Officer (the “CEO Approval Right”) on the basis that it unlawfully limits the Board’s authority to manage the business and affairs of the Company. The plaintiff seeks declaratory judgment that the CEO Approval Right is invalid and void, other declaratory and equitable relief for the class and/or the Company, attorneys’ and experts’ witness fees and other costs and expenses, and other equitable relief. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable and the potential loss or range of loss is not reasonably estimable. On June 14, 2024, the Company filed a Motion to Dismiss, and on July 15, 2024, Plaintiff opposed that motion.
The Company is party to additional legal proceedings incidental to its business. While the outcome of these additional matters could differ from management’s expectations, the Company does not believe that the resolution of such matters is reasonably likely to have a material effect on its results of operations or financial condition.
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of June 30, 2024 and December 31, 2023, the Company recorded a liability in the amount of $11.1 million in both periods within current liabilities and other long-term liabilities as a provision for sales and use, gross receipts and goods and services tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 18. Geographic Areas
The following table sets forth long-lived assets by geographic area as of:

	June 30,	December 31,
	2024	2023
	(in thousands)
United States	$38,784	$41,134
International	$9,693	$11,111
Note 19. Subsequent Event
On July 1, 2024, the sale of UK Fitness closed.

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
Overview
EverCommerce is a leading provider of integrated, vertically-tailored software-as-a-service (“SaaS”) solutions for service-based small- and medium-sized businesses (“service SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. As of December 31, 2023, we served more than 708,000 customers across three core verticals: Home Services; Health Services; and Fitness & Wellness Services. Excluding the customers associated with the sale of our fitness assets, we served more than 690,000 (see Note 4. Disposition and Held for Sale in this Quarterly Report on Form 10-Q). Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as home improvement contractors and home maintenance technicians, to physician practices and therapists within Health Services, to personal trainers and salon owners within Fitness & Wellness. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly specialized demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences.
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
Our business benefits from attractive unit economics. Approximately 97% and 95% of our revenue was recurring or re-occurring in the six months ended June 30, 2024 and 2023, respectively, and we maintained an annualized net revenue retention rate of approximately 92% and 98% for the quarters ended June 30, 2024 and 2023, respectively. Our annualized pro forma net revenue retention rate was equal to the annualized net revenue retention rate for the quarters ended June 30, 2024 and 2023, respectively, as the acquisitions and dispositions closed during the prior period were not material to our prior period unaudited condensed consolidated results on a proforma basis. Excluding our marketing technology solutions, our annualized net revenue retention rate for our core software and payments solutions was approximately 97% and 100% for the quarters ended June 30, 2024 and 2023, respectively. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.
We calculate our annualized net revenue retention rate based on the average of the annualized net revenue retention rate calculated for each month during the twelve-month period as of the most recent quarter end. Our calculation of net revenue retention rate for any fiscal period includes the positive recurring and re-occurring revenue impacts of selling new solutions to existing customers and the negative impacts of contraction and attrition among this set of customers. The annualized net revenue retention rate for a particular month is calculated as the recurring or re-occurring revenue gained/lost from existing customers, less the recurring or re-occurring revenue lost from cancelled customers as a percentage of total recurring or re-occurring revenue during the corresponding month of the prior year. For existing customers, we consider customers that existed 11 or more months prior to the current month and that do not have an end date (i.e., cancelled relationship) on or after the first day of the current month. For example, the recurring or re-occurring revenue gained/lost from existing customers in November 2023 is the difference between the recurring or re-occurring revenue generated in November 2023 and the same such revenue generated in November 2022, for customers with a start date prior to December 1, 2022 and no end date or cancelled relationship on or after November 1, 2023. For cancelled customers, we examine customers that cancelled their relationships on or after the first day of the month that is 12 months prior to the current month and before the first day of the current month. For example, the recurring or re-occurring revenue lost from cancelled customers in November 2023 is the difference between the recurring or re-occurring revenue generated in November 2023 and the same such revenue generated in November 2022, for customers that cancelled on or after November 1, 2022 and before November 1, 2023. The annualized pro forma net revenue retention rate is calculated as the annualized net revenue retention rate adjusted as though acquisitions and dispositions that were closed during the prior period presented were closed on the first day of such period presented. Our annualized net revenue retention rate and pro forma net revenue retention rate may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of solutions, new acquisitions and dispositions and our ability to retain our customers. Our calculation of annualized net revenue retention rate and annualized pro forma net revenue retention rate may differ from similarly titled metrics presented by other companies.

Sale of Fitness Solutions
On March 13, 2024, we entered into definitive sale and purchase agreements to sell our fitness solutions to Jonas Software (see Note 4. Disposition and Held for Sale in this Quarterly Report on Form 10-Q). The sale of North American Fitness closed simultaneously with signing. The sale of UK Fitness closed July 1, 2024 (see Note 19. Subsequent Event in this Quarterly Report on Form 10-Q). The assets and liabilities of the UK Fitness disposal group are classified as held for sale and presented within other current assets and other current liabilities on our unaudited condensed consolidated balance sheets as of June 30, 2024. The divestiture did not qualify for reporting as a discontinued operation. As a result, our unaudited condensed consolidated financial statements include the results of North American Fitness for all periods through the date of sale, while the UK Fitness results are included in our results of operations for all periods presented. In connection with the sale of North American Fitness, we recognized losses of $0.2 million and $5.0 million during the three and six months ended June 30, 2024, respectively, related to the disposal of North American Fitness, and a goodwill impairment charge of $3.4 million representing the allocated goodwill to North American Fitness during the three months ended March 31, 2024, which are included within loss on held for sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2024, we measured the assets and liabilities of UK Fitness as held for sale at fair value less costs to sell and recognized losses of $0.3 million and $2.9 million, respectively, which are included within loss on held for sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss. The loss during the three months ended June 30, 2024 was primarily due to an increase in our accrual of estimated costs to sell.
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
Our year-over-year Pro Forma Revenue Growth Rate is calculated as though all acquisitions and divestitures completed as of the end of the latest period were completed as of the first day of the prior year period presented. In calculating Pro Forma Revenue Growth Rate, we add the revenue from acquisitions for the reporting periods prior to the date of acquisition (including estimated purchase accounting adjustments) and exclude revenue from divestitures for the reporting periods prior to the date of divestiture, and then calculate our revenue growth rate between the two reported periods. As a result, Pro Forma Revenue Growth Rate includes pro forma revenue from businesses acquired and excludes revenue from businesses divested of during the period, including revenue generated during periods when we did not yet own the acquired businesses and excludes revenue prior to the divestiture of the business. In including such pre-acquisition revenue and excluding pre-divestiture revenue, Pro Forma Revenue Growth Rate allows us to measure the underlying revenue growth of our business as it stands as of the end of the respective period, which we believe provides insight into our then-current operations. Pro Forma Revenue Growth Rate does not represent organic revenue generated by our business as it stood at the beginning of the respective period. Pro Forma Revenue Growth Rates are not necessarily indicative of either future results of operations or actual results that might have been achieved had the acquisitions and divestitures been consummated on the first day of the prior year period presented. We believe that this metric is useful to investors in analyzing our financial and operational performance period over period and evaluating the growth of our business, normalizing for the impact of acquisitions and divestitures. This metric is particularly useful to management due to the number of acquired entities.
Our Revenue Growth Rate was 4.3% and 4.9% for the three and six months ended June 30, 2024. Total revenues include post-acquisition revenue from Kickserv, which was acquired August 10, 2023 (see Note 3. Kickserv Acquisition in this Quarterly Report on Form 10-Q), of $0.7 million and $1.3 million during the three and six months ended June 30, 2024, respectively. Additionally, total revenues include pre-divestiture revenue from North American Fitness, which was divested in March 2024 (see Note 4. Disposition and Held for Sale in this Quarterly Report on Form 10-Q), of $3.3 million and $6.7 million during the three and six months ended June 30, 2023, respectively, and $2.7 million during the six months ended June 30, 2024. Our Pro Forma Revenue Growth rate was 6.0% and 5.8% for the three and six months ended June 30, 2024, respectively, reflective of the underlying growth in our business as a result of new customers and providing more solutions to existing customers.
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

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023	$	2024	2023	$
	(in thousands)
Revenue	$177,393	$170,052	$7,341	$347,506	$331,188	$16,318
Cost of revenues (exclusive of depreciation and amortization)	61,347	58,185	3,162	118,140	114,131	4,009
Amortization of developed technology	2,932	3,825	(893)	5,035	7,649	(2,614)
Amortization of capitalized software	2,408	2,013	395	4,930	3,827	1,103
Depreciation expense allocated to cost of revenues	216	257	(41)	492	528	(36)
Gross profit	110,490	105,772	4,718	218,909	205,053	13,856
Depreciation and amortization	5,556	6,095	(539)	10,457	12,004	(1,547)
Adjusted gross profit	$116,046	$111,867	$4,179	$229,366	$217,057	$12,309
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

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023	$	2024	2023	$
	(in thousands)
Net loss	$(3,376)	$(896)	$(2,480)	$(19,700)	$(21,671)	$1,971
Adjusted to exclude the following:
Interest and other expense, net	9,552	4,761	4,791	15,343	19,949	(4,606)
Income tax expense (benefit)	703	(2,083)	2,786	6,626	(1,784)	8,410
Depreciation and amortization	21,938	25,990	(4,052)	44,889	51,940	(7,051)
Other amortization	1,683	1,444	239	3,353	2,753	600
Stock-based compensation expense	6,454	6,241	213	12,030	13,755	(1,725)
Transaction-related and other non-recurring costs	4,261	3,341	920	19,564	5,795	13,769
Adjusted EBITDA	$41,215	$38,798	$2,417	$82,105	$70,737	$11,368
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
Subscription and Transaction Fees: Revenue includes (i) recurring monthly, quarterly and annual SaaS subscriptions and software license and maintenance fees from the sale of our Business Management, Customer Experience and Billing & Payment solutions; (ii) payment processing fees based on the transaction volumes processed through our integrated payment solutions and processing fees based on transaction volumes for our revenue cycle management, chronic care management and health insurance clearinghouse solutions; and (iii) membership subscriptions and our share of rebates from suppliers generated though group purchasing programs. Our revenue from payment processing fees is recorded net of credit card and ACH processing and interchange charges in the month the services are performed.
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
We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the mix of revenue between subscription and transaction fees and marketing technology solutions, labor costs, third-party expenses and acquisitions and dispositions. In particular, marketing technology solutions revenue generally has a higher cost of revenue as a percentage of revenue than our subscription and transaction fee revenue. For the three and six months ended June 30, 2024, revenue from subscription and transaction fees increased 5.2% and 6.9%, respectively, and revenue from marketing technology solutions increased 1.6% and decreased 1.4%, respectively, compared to the prior year periods. To the extent our marketing technology solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our subscription and transaction fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.

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
Comparison of the three and six months ended June 30, 2024 and 2023

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023	$	2024	2023	$
	(in thousands)
Revenues:
Subscription and transaction fees	$137,041	$130,305	$6,736	$271,765	$254,125	$17,640
Marketing technology solutions	35,007	34,455	552	65,299	66,243	(944)
Other	5,345	5,292	53	10,442	10,820	(378)
Total revenues	177,393	170,052	7,341	347,506	331,188	16,318
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	61,347	58,185	3,162	118,140	114,131	4,009
Sales and marketing (1)	30,952	30,675	277	60,720	61,574	(854)
Product development (1)	20,164	18,331	1,833	40,364	37,034	3,330
General and administrative (1)	35,654	35,089	565	69,444	68,952	492
Depreciation and amortization	21,938	25,990	(4,052)	44,889	51,940	(7,051)
Loss on held for sale and impairments	459	—	459	11,680	1,063	10,617
Total operating expenses	170,514	168,270	2,244	345,237	334,694	10,543
Operating income (loss)	6,879	1,782	5,097	2,269	(3,506)	5,775
Interest and other expense, net	(9,552)	(4,761)	(4,791)	(15,343)	(19,949)	4,606
Net loss before income tax (expense) benefit	(2,673)	(2,979)	306	(13,074)	(23,455)	10,381
Income tax (expense) benefit	(703)	2,083	(2,786)	(6,626)	1,784	(8,410)
Net loss	$(3,376)	$(896)	$(2,480)	$(19,700)	$(21,671)	$1,971
(1)Includes stock-based compensation expense as follows:

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023	$	2024	2023	$
	(in thousands)
Cost of revenues	$126	$127	$(1)	$242	$235	$7
Sales and marketing	370	477	(107)	711	879	(168)
Product development	576	604	(28)	1,103	1,166	(63)
General and administrative	5,382	5,033	349	9,974	11,475	(1,501)
Total stock-based compensation expense	$6,454	$6,241	$213	$12,030	$13,755	$(1,725)

Comparison of the three and six months ended June 30, 2024 and 2023 (percentage of revenue)
The following table provides the key components of operating costs within our results of operations as a percentage of revenue for the three and six months ended June 30, 2024 compared to the same period in 2023.

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023	%	2024	2023	%

Total Revenues	100.0%	100.0%		100%	100%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	34.6%	34.2%	0.4%	34.0%	34.5%	(0.5)%
Sales and marketing	17.4%	18.0%	(0.6)%	17.5%	18.6%	(1.1)%
Product development	11.4%	10.8%	0.6%	11.6%	11.2%	0.4%
General and administrative	20.1%	20.6%	(0.5)%	20.0%	20.8%	(0.8)%
Depreciation and amortization	12.4%	15.3%	(2.9)%	12.9%	15.7%	(2.8)%
Loss on held for sale and impairments	0.3%	—%	0.3%	3.4%	0.3%	3.1%
Total operating expenses	96.1%	99.0%	(2.9)%	99.3%	101.1%	(1.8)%
While revenue growth remains a key focus, we remain committed to continued expansion of gross margin, net income and Adjusted EBITDA through ongoing transformation initiatives. As a percentage of revenue, the combination of cost of revenue, sales and marketing, product development and general and administrative costs declined in the six month period from 85.1% to 83.1%, an improvement of 200 basis points. A discussion on primary drivers of cost reductions resulting in improved margin follows in the subsequent sections.
Revenues

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023	$	2024	2023	$
	(in thousands)
Revenues:
Subscription and transaction fees	$137,041	$130,305	$6,736	$271,765	$254,125	$17,640
Marketing technology solutions	35,007	34,455	552	65,299	66,243	(944)
Other	5,345	5,292	53	10,442	10,820	(378)
Total revenues	$177,393	$170,052	$7,341	$347,506	$331,188	$16,318
Revenues increased $7.3 million, or 4.3%, and $16.3 million, or 4.9%, for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The growth of revenue from subscription and transaction fees was 5.2% and 6.9% during the three and six months ended June 30, 2024, respectively, as compared to the prior year periods, while the changes in marketing technology solutions and other revenues experienced more volatility in revenue generation than the delivery of services through our system of actions. The subscription and transaction revenue increases consist primarily of increases from (a) business management software and (b) billing and payment solutions. Business management software revenues drove a $6.0 million and $14.3 million increase in subscription and transaction revenues for the three and six months ended June 30, 2024, respectively, due to an expansion in our number of customers, certain price increases across our portfolio, and an increase in rebate revenue from contracted suppliers due to growth of membership subscriptions in group purchasing programs. Billing and payment solutions revenues drove an increase of $0.7 million and $3.3 million due to higher transaction volumes processed through our payment platforms during the three and six months ended June 30, 2024, respectively. Subscription and transaction revenues also include $0.7 million and $1.3 million of post-acquisition revenue from Kickserv for the three and six months ended June 30, 2024, respectively, and pre-divestiture revenue from North American Fitness of $3.3 million and $6.5 million for the three and six months ended June 30, 2023, and $2.6 million for the three months ended June 30, 2024, respectively (see Note 3. Kickserv Acquisition and Note 4. Disposition and Held for Sale, respectively, in this Quarterly Report on Form 10-Q). Marketing technology solutions revenues increased $0.6 million and decreased $0.9 million during the three and six months ended June 30, 2024, respectively. The increase in the three month period was primarily due to certain price increases and customer growth related to lead generation services, partially offset by a reduction in demand for digital advertising management services. The decrease in the six month period primarily resulted from a reduction in demand driven by decreases in consumer spending. Other revenues increased $0.1 million and decreased $0.4 million during the three and six months ended June 30, 2024, respectively. Other revenues were relatively flat for the three month period comparison, and the decrease in the six month period comparison was driven by revenue related to project implementation and customer development services which did not recur in the current year. The majority of our revenue growth is attributable to the successful delivery of system of action capabilities to our SMBs in our verticals of home services, health and wellness.
Cost of Revenues

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023	$	2024	2023	$
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization presented separately below)	$61,347	$58,185	$3,162	$118,140	$114,131	$4,009
Cost of revenues increased by $3.2 million, or 5.4%, and $4.0 million, or 3.5%, for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increase for the three month period was primarily comprised of an additional $2.6 million of lead generation and ad spend subject to resale to customers, $0.7 million of campaign mail expenses, $0.5 million of software hosting expenses, and $0.4 million of application programming interface fees, partially offset by a $1.1 million decrease in personnel and compensation expense, and a $0.5 million decrease in outsourced services. The increase for the six month period was primarily comprised of an additional $4.4 million of lead generation and ad spend subject to resale to customers, $1.1 million of application programming interface fees, $1.0 million of software hosting expenses, and $0.6 million of campaign mail expenses, partially offset by a $2.4 million decrease in personnel and compensation expense, and a $0.9 million decrease in communication services.
Sales and Marketing

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023	$	2024	2023	$
	(dollars in thousands)
Sales and marketing	$30,952	$30,675	$277	$60,720	$61,574	$(854)
Sales and marketing expenses increased by $0.3 million, or 0.9%, and decreased $0.9 million, or 1.4%, for the three and six months ended June 30, 2024, respectively as compared to the same periods in 2023. Sales and marketing expenses were relatively consistent in the three month period as compared to the prior year period and declined as a percentage of revenue by 60 basis points. The decrease for the six month period was driven primarily by a $1.1 million reduction in personnel and compensation expense, a $0.4 million reduction in partner/broker commissions, and a $0.2 million reduction in stock-based compensation expense, partially offset by a $0.4 million increase in software and tools and $0.4 million in advertising expense.
Product Development

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023	$	2024	2023	$
	(dollars in thousands)
Product development	$20,164	$18,331	$1,833	$40,364	$37,034	$3,330
Product development expenses increased by $1.8 million, or 10.0%, and $3.3 million, or 9.0%, for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. These increases for the three and six months ended June 30, 2024 were a result of continued investment in our technology and teams to support our various solutions as well as centralized security operations, information technology and cloud engineering, driven by an additional $1.6 million and $2.4 million of personnel and compensation expense, respectively, and $0.5 million and $0.9 million of outsourced services, respectively.

General and Administrative

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2023	2022	$	2024	2023	$
	(dollars in thousands)
General and administrative	$35,654	$35,089	$565	$69,444	$68,952	$492
General and administrative expenses increased by $0.6 million, or 1.6%, and $0.5 million, or 0.7%, for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. General and administrative expenses were relatively consistent in the three and six month periods as compared to the prior year periods. As a percentage of revenue, general and administrative costs declined in the three month period from 20.6% to 20.1%, an improvement of approximately 40 basis points, and in the six month period from 20.8% to 20.0%, an improvement of 80 basis points, due to cost discipline through ongoing transformation initiatives.
Depreciation and Amortization

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023	$	2024	2023	$
	(dollars in thousands)
Depreciation and amortization	$21,938	$25,990	$(4,052)	$44,889	$51,940	$(7,051)
Depreciation and amortization expenses decreased by $4.1 million, or 15.6%, and $7.1 million, or 13.6%, for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The reduction in depreciation and amortization was driven primarily by the reduced rate of replacement assets resulting from a slowdown in business acquisitions. Specifically, these decreases for the three and six months ended June 30, 2024 were driven primarily by $4.3 million and $8.2 million in lower intangible assets’ amortization, respectively, partially offset by $0.4 and $1.1 million of additional capitalized software amortization, respectively.
Loss on Held for Sale and Impairments

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023	$	2024	2023	$
	(dollars in thousands)
Loss on held for sale and impairments	$459	$—	$459	$11,680	$1,063	$10,617
Loss on held for sale and impairments increased by $0.5 million and $10.6 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. In March 2024, we entered into definitive sale and purchase agreements to sell our fitness solutions (see Note 4. Disposition and Held for Sale in this Quarterly Report on Form 10-Q). The North American Fitness transaction resulted in a loss on disposal of $0.2 million and $5.0 million during the three and six months ended June 30, 2024, respectively, and a goodwill impairment charge of $3.4 million representing allocated goodwill during the three months ended March 31, 2024. Additionally, we recognized a loss on held for sale of $0.3 million and $2.9 million during the three and six months ended June 30, 2024, respectively, which represents the measurement of the UK Fitness disposal group at fair value less costs to sell. We did not have similar expenses during the three and six months ended June 30, 2023. The increase for the six months ended June 30, 2024 was partially offset by lower right-of-use lease asset impairments charges of $0.7 million as compared to the same period in 2023.
Interest and Other Expense, net

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023	$	2024	2023	$
	(dollars in thousands)
Interest and other expense, net	$9,552	$4,761	$4,791	$15,343	$19,949	$(4,606)
Interest and other expense, net, increased by $4.8 million, or 100.6%, and decreased $4.6 million, or 23.1%, for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, with the changes primarily driven by volatility of interest rates on interest rate swaps. For the three month period, the increase was driven primarily by a decrease of $5.4 million in unrealized gains recorded on the interest rate swaps, partially offset by a $0.4 million increase in interest income. For the six month period, the decrease was driven primarily by an increase of $3.7 million in unrealized gains recorded on the interest rate swaps, and a $1.0 million increase in interest income.
Income Tax (Expense) Benefit

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023	$	2024	2023	$
	(dollars in thousands)
Income tax (expense) benefit	$(703)	$2,083	$(2,786)	$(6,626)	$1,784	$(8,410)
Income tax expense increased by $2.8 million and $8.4 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023, with the change driven primarily by an increase in U.S. federal and state income taxes and discrete items, including the sale of North American Fitness during the six months ended June 30, 2024, and the release of a foreign valuation allowance in the three and six months ended June 30, 2023.
Liquidity and Capital Resources
To date, our primary sources of liquidity have been net cash provided by operating activities, proceeds from equity issuances and proceeds from long-term debt.
We utilize liquidity for items such as strategic investments in the ongoing transformation of our business and infrastructure, our recent business acquisition of Kickserv and share repurchases authorized through our Repurchase Program (defined below). For a description of our recent acquisitions, see Note 3. Acquisitions in the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K and Note 3. Kickserv Acquisition in the notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. Absent significant deterioration of market conditions, we expect that working capital requirements, capital expenditures, acquisitions, the Repurchase Program, debt servicing and lease obligations will be our principal needs for liquidity going forward.
As of June 30, 2024, we had cash, cash equivalents and restricted cash, including cash and restricted cash classified as held for sale, of $90.0 million, $190.0 million of available borrowing capacity under our Revolver (as defined below) and $534.9 million outstanding under our Term Loans (as defined below). We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. If needed, additional funds may not be available on terms favorable to us, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part II, Item 1A. “Risk Factors.”
Cash Flows
The following table sets forth cash flow data for the periods indicated therein:

	Six months ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$37,216	$41,146
Net cash used in investing activities	(8,526)	(10,686)
Net cash used in financing activities	(34,190)	(39,769)
Effect of foreign currency exchange rate changes on cash	(638)	327
Net decrease in cash, cash equivalents and restricted cash	$(6,138)	$(8,982)
Cash Flow from Operating Activities
Net cash provided by operating activities was $37.2 million for the six months ended June 30, 2024, compared to $41.1 million for the six months ended June 30, 2023. Changes in net cash provided by operating activities resulted primarily from cash received from net sales within our subscription and transaction fees and marketing technology solutions. Other drivers of the changes in net cash provided by operating activities include payments for personnel expenses for our employees, costs related to delivering our services and products, partner commissions, advertising and interest on our long-term debt.
The increase in cash provided by operating activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to higher cash collections from our subscription and transaction fees and marketing technology solutions of approximately $13.3 million, higher interest income of $1.0 million and lower interest payments of $0.5 million, partially offset by higher investments made to support the growth of our business of $8.8 million, higher costs directly related to the delivery of our services and products of $8.6 million, and higher taxes of $1.3 million.
Cash Flow from Investing Activities
During the six months ended June 30, 2024, net cash used in investing activities of $8.5 million related primarily to costs to develop software of $8.7 million and $1.0 million used for purchases of property and equipment, partially offset by proceeds from the sale of North American Fitness, net of transaction costs, cash and restricted cash sold for approximately $1.2 million.
During the six months ended June 30, 2023, net cash used in investing activities of $10.7 million related primarily to costs to develop software of $9.5 million and the remainder was used primarily for purchases of property and equipment.
Cash Flow from Financing Activities
During the six months ended June 30, 2024, net cash used in financing activities of $34.2 million related primarily to the repurchase and retirement of shares of our common stock of $36.0 million.
During the six months ended June 30, 2023, net cash used in financing activities of $39.8 million related primarily to the repurchase and retirement of shares of our common stock of $39.7 million.
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
As of June 30, 2024, there was $534.9 million outstanding under our Credit Facilities, all of which was related to the Term Loans as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loans was approximately 8.4% for the three months ended June 30, 2024, excluding the effect of any interest rate swap agreements.
As of June 30, 2024, we were in compliance with the covenants under the Credit Facilities.
Stock Repurchase Program
On June 14, 2022, our Board of Directors approved the stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, and May 21, 2024, our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date for a total authorization to repurchase up to $200.0 million in shares of the Company’s common stock, and extended the expiration of the Repurchase Program most recently through December 31, 2025. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board. The Company expects to fund repurchases with existing cash on hand.
The Company repurchased and retired 2.5 million and 3.7 million shares of common stock for approximately $24.1 million and $36.3 million, including transaction fees and taxes, during the three and six months ended June 30, 2024. As of June 30, 2024, $54.0 million remained available under the Repurchase Program.
Contractual Obligations
There have been no material changes to our contractual obligations as of June 30, 2024 from those disclosed in our Annual Report on Form 10-K.
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
Our critical accounting policies are described in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Changes in Internal Control over Financial Reporting
We continue to work to remediate our material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
During the three months ended June 30, 2024, we repurchased approximately $24.1 million in shares of our common stock under our Repurchase Program, including transaction fees and taxes. The stock repurchase activity under our Repurchase Program during the three months ended June 30, 2024 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
	(in thousands, except per share and share amounts)

April 1, 2024 - April 30, 2024	947,591	$9.08	947,591	$69,322
May 1, 2024 - May 31, 2024	784,011	$9.92	784,011	$61,542
June 1, 2024 - June 30, 2024	766,495	$9.82	766,495	$54,013
(1)On June 14, 2022, our Board approved the Repurchase Program with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, and May 21, 2024, our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date for a total authorization to repurchase up to $200.0 million in shares of the Company’s common stock, and extended the expiration of the Repurchase Program most recently through December 31, 2025.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On June 14, 2024, Eric Remer, our Chief Executive Officer and Chairman of the Board of Directors, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 1.0 million shares of the Company’s common stock held by Buckrail Partners LLC, an entity which Mr. Remer controls, until September 2025.
During the three months ended June 30, 2024, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

EVERCOMMERCE INC.

Date: August 6, 2024	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Marc Thompson
Marc Thompson
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2024	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Chief Accounting Officer
(Principal Accounting Officer)