Form 10-Q
period 2024-09-30
EverCommerce Inc.
filed 2024-11-12
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2024, there were 183,483,988 shares of the registrant’s common stock, par value $0.00001, outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EverCommerce Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$101,574	$92,609
Restricted cash	—	3,570
Accounts receivable, net of allowance for expected credit losses of $5.2 million and $6.2 million at September 30, 2024 and December 31, 2023, respectively	49,883	45,417
Contract assets	18,181	16,117
Prepaid expenses and other current assets	27,546	22,434
Total current assets	197,184	180,147
Property and equipment, net	7,192	9,734
Capitalized software, net	42,182	42,511
Other non-current assets	38,213	42,722
Intangible assets, net	245,390	315,519
Goodwill	920,973	927,431
Total assets	1,451,134	1,518,064
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,718	$8,638
Accrued expenses and other	56,810	66,265
Deferred revenue	26,271	24,082
Customer deposits	12,524	12,891
Current maturities of long-term debt	5,500	5,500
Total current liabilities	108,823	117,376
Long-term debt, net of current maturities and deferred financing costs	523,508	526,696
Other non-current liabilities	48,060	47,956
Total liabilities	680,391	692,028
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 183,821,161 and 186,934,031 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2	2
Accumulated other comprehensive loss	(7,141)	(8,017)
Additional paid-in capital	1,426,713	1,454,026
Accumulated deficit	(648,831)	(619,975)
Total stockholders’ equity	770,743	826,036
Total liabilities and stockholders’ equity	$1,451,134	$1,518,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Subscription and transaction fees	$137,566	$132,640	$409,331	$386,765
Marketing technology solutions	34,361	36,838	99,660	103,081
Other	4,333	5,263	14,775	16,083
Total revenues	176,260	174,741	523,766	505,929
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	59,275	61,471	177,415	175,602
Sales and marketing	30,577	30,086	91,297	91,660
Product development	20,100	19,318	60,464	56,352
General and administrative	34,330	31,477	103,774	100,429
Depreciation and amortization	21,991	26,035	66,880	77,975
Loss on sale and impairments	70	61	11,750	1,124
Total operating expenses	166,343	168,448	511,580	503,142
Operating income	9,917	6,293	12,186	2,787
Interest and other expense, net	(18,331)	(6,666)	(33,674)	(26,615)
Net loss before income tax (expense) benefit	(8,414)	(373)	(21,488)	(23,828)
Income tax (expense) benefit	(742)	(241)	(7,368)	1,543
Net loss	(9,156)	(614)	(28,856)	(22,285)
Other comprehensive loss:
Foreign currency translation gain (loss), net	3,469	(1,940)	876	(2,721)
Comprehensive loss	$(5,687)	$(2,554)	$(27,980)	$(25,006)
Basic and diluted net loss per share attributable to common stockholders	$(0.05)	$—	$(0.16)	$(0.12)
Basic and diluted weighted-average shares of common stock outstanding used in computing net loss per share	184,146,958	188,805,421	185,317,020	189,039,709
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2023	186,934	$2	$1,454,026	$(619,975)	$(8,017)	$826,036
Common stock issued upon vesting of restricted stock units	301	—	—	—	—	—
Stock-based compensation	—	—	5,576	—	—	5,576
Stock option exercises	160	—	1,072	—	—	1,072
Repurchase and retirement of common stock, including taxes	(1,234)	—	(12,139)	—	—	(12,139)
Foreign currency translation loss, net	—	—	—	—	(3,535)	(3,535)
Net loss	—	—	—	(16,324)	—	(16,324)
Balance at March 31, 2024	186,161	$2	$1,448,535	$(636,299)	$(11,552)	$800,686
Issuance of common stock for Employee Stock Purchase Plan	215	—	1,755	—	—	1,755
Common stock issued upon vesting of restricted stock units	470	—	—	—	—	—
Stock-based compensation	—	—	6,454	—	—	6,454
Stock option exercises	233	—	1,767	—	—	1,767
Repurchase and retirement of common stock, including taxes	(2,498)	—	(24,136)	—	—	(24,136)
Foreign currency translation gain, net	—	—	—	—	942	942
Net loss	—	—	—	(3,376)	—	(3,376)
Balance at June 30, 2024	184,581	$2	$1,434,375	$(639,675)	$(10,610)	$784,092
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	377	—	(2,123)	—	—	(2,123)
Stock-based compensation	—	—	8,154	—	—	8,154
Stock option exercises	216	—	949	—	—	949
Repurchase and retirement of common stock, including taxes	(1,353)	—	(14,642)	—	—	(14,642)
Foreign currency translation gain, net	—	—	—	—	2,472	2,472
Disposition of Fitness Solutions	—	—	—	—	997	997
Net loss	—	—	—	(9,156)	—	(9,156)
Balance at September 30, 2024	183,821	$2	$1,426,713	$(648,831)	$(7,141)	$770,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2022	191,447	$2	$1,489,935	$(573,046)	$(10,198)	$906,693
Common stock issued upon vesting of restricted stock units	348	—	—	—	—	—
Stock-based compensation	—	—	7,514	—	—	7,514
Stock option exercises	103	—	609	—	—	609
Repurchase and retirement of common stock	(3,124)	—	(29,643)	—	—	(29,643)
Adoption of ASC 326, Current Expected Credit Losses	—	—	—	(1,309)	—	(1,309)
Foreign currency translation loss, net	—	—	—	—	(99)	(99)
Net loss	—	—	—	(20,775)	—	(20,775)
Balance at March 31, 2023	188,774	$2	$1,468,415	$(595,130)	$(10,297)	$862,990
Issuance of common stock for Employee Stock Purchase Plan	324	—	1,765	—	—	1,765
Common stock issued upon vesting of restricted stock units	404	—	—	—	—	—
Stock-based compensation	—	—	6,241	—	—	6,241
Stock option exercises	38	—	300	—	—	300
Repurchase and retirement of common stock, including taxes	(904)	—	(10,361)	—	—	(10,361)
Foreign currency translation loss, net	—	—	—	—	(682)	(682)
Net loss	—	—	—	(896)	—	(896)
Balance at June 30, 2023	188,636	$2	$1,466,360	$(596,026)	$(10,979)	$859,357
Common stock issued upon vesting of restricted stock units	295	—	—	—	—	—
Stock-based compensation	—	—	5,855	—	—	5,855
Stock option exercises	156	—	1,073	—	—	1,073
Repurchase and retirement of common stock	(160)	—	(1,575)	—	—	(1,575)
Foreign currency translation loss, net	—	—	—	—	(1,940)	(1,940)
Net loss	—	—	—	(614)	—	(614)
Balance at September 30, 2023	188,927	$2	$1,471,713	$(596,640)	$(12,919)	$862,156
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows provided by operating activities:
Net loss	$(28,856)	$(22,285)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66,880	77,975
Stock-based compensation expense	20,184	19,610
Deferred taxes	5,579	(2,066)
Amortization of deferred financing costs and non-cash interest	1,230	1,240
Loss on sale and impairments	11,761	1,124
Bad debt expense	3,237	5,285
Loss (gain) on interest rate swap valuation adjustments	2,282	(6,636)
Other non-cash items	831	705
Changes in operating assets and liabilities:
Accounts receivable, net	(8,196)	(9,145)
Prepaid expenses and other current assets	(5,327)	(1,331)
Other non-current assets	1,159	4,511
Accounts payable	(667)	(62)
Accrued expenses and other	(6,010)	1,436
Deferred revenue	2,700	1,514
Other non-current liabilities	(2,037)	(3,288)
Net cash provided by operating activities	64,750	68,587
Cash flows used in investing activities:
Purchases of property and equipment	(1,208)	(2,140)
Capitalization of software costs	(13,071)	(14,727)
Proceeds from disposition of fitness solutions, net of transaction costs, cash and restricted cash	6,610	—
Acquisition, net of cash acquired	—	(14,959)
Net cash used in investing activities	(7,669)	(31,826)
Cash flows used in financing activities:
Payments on long-term debt	(4,125)	(4,125)
Exercise of stock options	3,788	1,982
Proceeds from common stock issuance for Employee Stock Purchase Plan	1,755	1,765
Employee taxes paid for RSU withholdings	(2,123)	—
Repurchase and retirement of common stock	(50,636)	(41,268)
Net cash used in financing activities	(51,341)	(41,646)
Effect of foreign currency exchange rate changes on cash	(345)	(116)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,395	(5,001)
Cash, cash equivalents and restricted cash
Beginning of period	96,179	95,824
End of period	$101,574	$90,823
Supplemental disclosures of cash flow information:
Cash paid for interest	$34,936	$34,112
Cash paid for income taxes	$3,862	$2,939
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Nature of the Business
EverCommerce Inc. and subsidiaries (the “Company” or “EverCommerce”) is a leading provider of integrated software-as-a-service (“SaaS”) solutions or services for service-based small- and medium-sized businesses (“service SMBs”). Our platforms span across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. As of December 31, 2023, the Company served more than 708,000 customers across three core verticals: Home Services; Health Services; and Wellness Services. Excluding the customers associated with the sale of our fitness assets, the Company served more than 690,000 customers (see Note 4. Fitness Solutions Disposition). Within the core verticals, customers operate within numerous micro-verticals, ranging from home service professionals, such as construction contractors and home maintenance technicians, to physician practices and therapists in the Health Services industry, to salon owners in the Wellness sector. The platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly nuanced demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. The Company is headquartered in Denver, Colorado, and has operations across the United States, Canada, Jordan, United Kingdom, Australia and New Zealand.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023 and the related notes (“Annual Report on Form 10-K”). The December 31, 2023 consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the nine months ended September 30, 2024 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2023 and the related notes. Certain prior year amounts have been reclassified to conform to the current year presentation.
On March 13, 2024, the Company entered into definitive sale and purchase agreements to sell our fitness solutions to Jonas Fitness Portfolio Holdco Inc. (“Jonas Software”) (see Note 4. Fitness Solutions Disposition). The sale of American Service Finance LLC., ASF Payment Solutions ULC and Technique Fitness Inc. (collectively, “North American Fitness”), closed simultaneous with signing. The sale of EverCommerce UK, including wholly-owned subsidiaries Fitii UK (MyPTHub and MyPTHub LLC) and ClubWise UK and its wholly-owned subsidiary ClubWise Australia (collectively, “UK Fitness” and together with North American Fitness, “Fitness Solutions”), closed on July 1, 2024. The divestiture did not qualify for reporting as a discontinued operation. As a result, our unaudited condensed consolidated financial statements include the results of North American Fitness and UK Fitness for all periods through the applicable date of sale.
The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
Each acquisition allows for an adjustment to the purchase price to be made subsequent to the transaction’s closing date based on the actual amount of working capital and cash delivered to the Company. The consideration paid and purchase price allocations disclosed reflect the effects of these adjustments.
The financial results of Kickserv since the closing through September 30, 2024, were not material to our condensed consolidated financial statements, nor were they material to our prior period consolidated results on a pro forma basis.
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
Note 4. Fitness Solutions Disposition
On March 13, 2024, we entered into definitive sale and purchase agreements to sell our fitness solutions to Jonas Software. The sale of North American Fitness closed simultaneously with signing and the sale of UK Fitness closed July 1, 2024. The divestiture did not qualify for discontinued operations and therefore, its results were included in our unaudited condensed consolidated financial statements through the applicable date of sale. During the three and nine months ended September 30, 2024, we recognized losses of $0.1 million and $5.0 million, respectively, related to the sale of Fitness Solutions which are included in loss on sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2024, we recognized $6.4 million of goodwill impairment charges representing the allocated goodwill to Fitness Solutions, which is included in loss on sale and impairments on the unaudited condensed consolidated statements of operations and comprehensive loss.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 5. Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
By pattern of recognition (timing of transfer of services):
Point in time	$15,011	$17,984	$44,387	$48,141
Over time	161,249	156,757	479,379	457,788
Total	$176,260	$174,741	$523,766	$505,929
By geographical market:
United States	$162,459	$159,859	$476,149	$461,336
International	13,801	14,882	47,617	44,593
Total	$176,260	$174,741	$523,766	$505,929
Contract Balances
Supplemental balance sheet information related to contracts from customers as of:

	September 30,	December 31,
	2024	2023
	(in thousands)
Accounts receivable, net	$49,883	$45,417
Contract assets	$18,181	$16,117
Deferred revenue	$26,271	$24,082
Customer deposits	$12,524	$12,891
Long-term deferred revenue	$725	$2,168
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
Contract liabilities: Contract liabilities, or deferred revenue, represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Long-term deferred revenue is included within other non-current liabilities on the unaudited condensed consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2023 was $22.4 million for the nine months ended September 30, 2024.
Customer deposits: Customer deposits relate to payments received in advance for contracts, which allow the customer to terminate a contract and receive a pro rata refund for the unused portion of payments received to date.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Accounts Receivable
Activity in our allowance for expected credit losses is as follows as of:

	September 30,
	2024	2023
	(in thousands)
Allowance for expected credit losses, beginning of year	$6,183	$4,670
Beginning balance adjustment due to implementation of the new credit loss standard	—	1,309
Bad debt expense	3,237	5,285
Write-offs, net of recoveries	(4,072)	(4,933)
Disposition of Fitness Solutions	(141)	—
Allowance for expected credit losses, end of period	$5,207	$6,331
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Contracts that include 30-day termination rights are considered to be contracts with a term of one month and are therefore excluded from remaining performance obligations. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription and marketing technology solutions revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of September 30, 2024 was $21.2 million. The Company expects to recognize approximately 58% of its remaining performance obligations as revenue within the next year, 31% of its remaining performance obligations as revenue the subsequent year, 10% of its remaining performance obligations as revenue in the third year, and the remainder during the two-year period thereafter.
Cost to Obtain and Fulfill a Contract
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s unaudited condensed consolidated balance sheets. The costs to obtain contracts are amortized over five years, which corresponds with the useful life of the related technology. Short-term assets were $9.8 million and $8.6 million at September 30, 2024 and December 31, 2023, respectively, and long-term assets were $18.4 million and $17.9 million at September 30, 2024 and December 31, 2023, respectively. The Company recorded amortization expense within sales and marketing on the unaudited condensed consolidated statements of operations and comprehensive loss of $1.7 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively, and $5.0 million and $4.2 million for the nine months ended September 30, 2024 and 2023, respectively. The Company recorded amortization expense within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive loss of $0.8 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $2.3 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively.
Note 6. Goodwill

Goodwill activity consisted of the following for the nine months ended September 30, 2024 (in thousands):

Balance at December 31, 2023	$927,431
Impairment	(6,418)
Effect of foreign currency exchange rate changes	(40)
Balance at September 30, 2024	$920,973
In connection with the definitive sale and purchase agreements to sell our fitness solutions, we tested the goodwill balance for impairment as of March 31, 2024 (see Note 4. Fitness Solutions Disposition). During the nine months ended September 30, 2024, we recognized $6.4 million of goodwill impairment charges representing the allocated goodwill to Fitness Solutions, which is included in loss on sale and impairments on the unaudited condensed consolidated statements of operations and comprehensive loss. There has been no other impairment of goodwill.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 7. Intangible Assets
Intangible assets consisted of the following as of:

	September 30, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	3-20 years	$574,622	$361,518	$213,104
Developed technology	2-12 years	102,450	81,166	21,284
Trade name	3-10 years	37,303	26,319	10,984
Non-compete agreements	2-5 years	2,383	2,365	18
Total		$716,758	$471,368	$245,390

	December 31, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	3-20 years	$605,908	$336,558	$269,350
Developed technology	2-12 years	106,482	74,717	31,765
Trade name	3-10 years	38,627	24,293	14,334
Non-compete agreements	2-5 years	2,408	2,338	70
Total		$753,425	$437,906	$315,519
Amortization expense was $18.6 million and $22.5 million for the three months ended September 30, 2024 and 2023, respectively and $56.5 million and $68.6 million for the nine months ended September 30, 2024 and 2023, respectively.
Note 8. Property and Equipment
Property and equipment consisted of the following as of:

	September 30,	December 31,
	2024	2023
	(in thousands)
Computer equipment and software	$11,768	$11,628
Furniture and fixtures	3,322	3,794
Leasehold improvements	10,566	11,756
Total property and equipment	25,656	27,178
Less accumulated depreciation	(18,464)	(17,444)
Property and equipment, net	$7,192	$9,734
Depreciation expense was $0.9 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, and $2.9 million and $3.3 million for the nine months ended September 30, 2024 and 2023, respectively.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 9. Capitalized Software
Capitalized software consisted of the following as of:

	September 30,	December 31,
	2024	2023
	(in thousands)
Capitalized software	$68,962	$64,137
Less: accumulated amortization	(26,780)	(21,626)
Capitalized software, net	$42,182	$42,511
Amortization expense was $2.6 million and $2.3 million for the three months ended September 30, 2024 and 2023, respectively, and $7.5 million and $6.1 million for the nine months ended September 30, 2024 and 2023, respectively. During the ordinary course of business, the Company may determine that certain capitalized features of its software will no longer be used either internally or to deliver value to its customers. The Company recorded a charge of $0.2 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.6 million for both the nine months ended September 30, 2024 and 2023, related to capitalized costs associated with abandoned projects, which are included in general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive loss.
Note 10. Leases
The Company leases real estate from unrelated parties under operating lease agreements that have initial terms ranging from one year to 11 years. Some leases include one or more options to renew, generally at our sole discretion, of five additional years each.
The components of lease expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$964	$1,578	$3,253	$4,875
Variable lease cost	591	478	1,908	1,587
Short-term lease cost	93	109	357	258
Total lease cost	$1,648	$2,165	$5,518	$6,720
The Company ceased use of certain leased premises and subleased certain facilities resulting in impairment charges of $0.1 million during the three months ended September 30, 2023, and $0.4 million and $1.1 million during the nine months ended September 30, 2024 and 2023, respectively, to impair the right-of-use lease assets to their fair value, which are included in loss on sale and impairments on our unaudited condensed consolidated statement of operations and comprehensive loss.
Supplemental cash flow information related to leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cash paid for operating lease liabilities	$1,155	$1,127	$3,808	$4,860
Operating lease assets obtained in exchange for operating lease liabilities	$—	$—	$940	$183

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Supplemental balance sheet information, included in other non-current assets, accrued expenses and other and other non-current liabilities on the unaudited condensed consolidated balance sheets, related to leases is as follows:

	September 30,	December 31,
	2024	2023
	(in thousands)
Operating lease right-of-use assets	$11,524	$15,861

Current operating lease liabilities	3,054	3,789
Long-term operating lease liabilities	14,444	19,400
Total operating lease liabilities	$17,498	$23,189
At September 30, 2024 and December 31, 2023, the weighted average remaining lease term for operating leases was 5.15 years and 5.75 years, respectively, and the weighted average discount rate was 5.2% and 5.1%, respectively.
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of September 30, 2024 is as follows (in thousands):

Year ended December 31,
2024 (remainder of year)	$1,081
2025	4,432
2026	4,240
2027	3,441
2028	2,773
Thereafter	4,735
Total lease payments	20,702
Less: imputed interest	(3,204)
Total present value of lease liabilities	$17,498
Note 11. Long-Term Debt
Long-term debt consisted of the following as of:

	September 30,	December 31,
	2024	2023
	(in thousands)
Term notes with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 3.25% (7.95992% at September 30, 2024) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2028	$533,500	$537,625
Revolver with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 3.25% (7.95992% at September 30, 2024), and outstanding balance due July 2026	—	—
Principal debt	533,500	537,625
Deferred financing costs on long-term debt	(3,296)	(3,983)
Discount on long-term debt	(1,196)	(1,446)
Total debt	529,008	532,196
Less current maturities	5,500	5,500
Long-term portion	$523,508	$526,696
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of September 30, 2024, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. The fair value amounts were approximately $536.2 million and $540.3 million as of September 30, 2024 and December 31, 2023, respectively.
The Company has entered into the following interest rate swap agreements in connection with its Credit Facilities to convert a portion of the floating rate component of the Term Loans from a floating rate to fixed rate:

Effective	Expiration	Fixed Interest	Notional	Asset (Liability) Fair Value at
Date	Date	Rate	Amount	September 30, 2024
			(in thousands)	(in thousands)
October 31, 2022	October 31, 2027	4.212%	$200,000	$(5,190)
March 31, 2023	October 31, 2027	3.951%	100,000	(1,824)
September 20, 2024	October 31, 2027	3.395%	125,000	(158)
The Swap Agreements are accounted for as derivatives whereby the fair value of each contract is reported within the unaudited condensed consolidated balance sheets, and related gains or losses resulting from changes in the fair value are reported in interest and other expense, net, in the unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024 the fair value of the Swap Agreements was a liability of $7.2 million, which is reported in other non-current liabilities on the unaudited condensed consolidated balance sheets. The related gains and losses resulting from changes in fair value was a loss of $8.1 million and a gain $4.5 million during the three months ended September 30, 2024 and 2023, respectively, and loss of $2.3 million and a gain of $6.6 million during the nine months ended September 30, 2024 and 2023, respectively.
The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and are secured by substantially all assets of the Company. As of September 30, 2024, the Company was in compliance with all of its covenants.
Aggregate maturities of the Company’s debt for the years ending December 31 are as follows as of September 30, 2024 (in thousands):

Year ending December 31:
2024 (remainder of year)	$1,375
2025	5,500
2026	5,500
2027	5,500
2028	515,625
Thereafter	—
Total aggregate maturities of the Company’s debt	$533,500
Note 12. Equity
On July 6, 2021, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to authorize the issuance up to 2,050,000,000 shares, par value $0.00001 per share, consisting of 2,000,000,000 shares of common stock and 50,000,000 shares of preferred stock.
On June 14, 2022, our board of directors (our “Board”) approved a stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, and May 21, 2024, our Board increased

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date for a total authorization to repurchase up to $200.0 million in shares of the Company’s common stock and, most recently, extended the expiration of the Repurchase Program through December 31, 2025. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board. The Company expects to fund repurchases with existing cash on hand.
The Company repurchased and retired 1.4 million and 5.1 million shares of common stock pursuant to the Repurchase Program for $14.6 million and $50.9 million including transaction fees and taxes, during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, $39.4 million remained available under the Repurchase Program, inclusive of shares purchased pursuant to our agreement with the selling stockholders as disclosed Note 11. Equity in our Annual Report on Form 10-K.
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
During the three months ended September 30, 2024, the Company adopted a "withhold to cover" program, which allows it to withhold common stock from employees in connection with the settlement of income tax withholding obligations arising from the vesting of restricted stock unit (“RSUs”) under the 2021 Plan.
In connection with the IPO, the Company’s Board adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). For more information on the ESPP, refer to Note 12. Stock-Based Compensation in the Annual Report on Form 10-K.
The following table summarizes our RSU and stock option activity for the nine months ended September 30, 2024:

	RSUs	Stock Options
	(in thousands)
Outstanding as of January 1, 2024	3,337	13,337
Granted	2,615	—
Vested or exercised	(301)	(160)
Cancelled or forfeited	(303)	(195)
Outstanding as of March 31, 2024	5,348	12,982
Granted	213	—
Vested or exercised	(470)	(233)
Cancelled or forfeited	(56)	(139)
Outstanding as of June 30, 2024	5,035	12,610
Granted	80	—
Vested or exercised	(585)	(216)
Cancelled or forfeited	(462)	(80)
Outstanding as of September 30, 2024	4,068	12,314
As of September 30, 2024, total unrecognized compensation expense was $36.0 million and $4.0 million related to outstanding RSUs and stock options, respectively.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Stock-based compensation expense was classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenues	$120	$127	$362	$362
Sales and marketing	295	402	1,006	1,281
Product development	490	642	1,593	1,808
General and administrative	7,249	4,684	17,223	16,159
Total stock-based compensation expense	$8,154	$5,855	$20,184	$19,610
During the three and nine months ended September 30, 2024, we recorded $2.0 million of stock-based compensation expense related to the accelerated vesting of options and RSUs held by a former senior executive pursuant to their separation agreement, which was included in general and administrative expense.
Note 14. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock as of:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands except per share amounts)

Numerator:
Net loss attributable to common stockholders	$(9,156)	$(614)	$(28,856)	$(22,285)

Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	184,147	188,805	185,317	189,040
Net loss per share attributable to common stockholders, basic and diluted	$(0.05)	$—	$(0.16)	$(0.12)
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect as of:

	September 30,
	2024	2023
	(in thousands)
Outstanding stock options and unvested RSUs	16,381	17,359
Shares of common stock pursuant to ESPP	217	287
Total anti-dilutive outstanding potential common stock	16,598	17,646
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2024 and 2023.
The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of:

	September 30, 2024				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market	$10,378	$—	$—	$10,378	Cash equivalents
Liability:
Interest rate swaps	$—	$7,171	$—	$7,171	Other non-current liabilities

	December 31, 2023				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Money market	$764	$—	$—	$764	Cash equivalents
Liability:
Interest rate swap	$—	$4,889	$—	$4,889	Other non-current liabilities
Note 16. Income Taxes
Our provision for income taxes in interim periods is based on our estimated annual effective tax rate plus the impact, if any, of discrete items recognized in the interim period. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined.
The income tax (expense) benefit was $(0.7) million and $(0.2) million for the three months ended September 30, 2024 and 2023, respectively, and $(7.4) million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively. The difference in income tax (expense) benefit for the three and nine months ended September 30, 2024 as compared to the corresponding periods in 2023 was driven primarily by an increase in U.S. federal and state income taxes and discrete items, including the sale of North American Fitness in the nine months ended September 30, 2024, and the release of a foreign valuation allowance in the second quarter 2023.

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

Year ended December 31,
2024 (remainder of year)	$3,950
2025	12,544
2026	3,745
2027	2,625
2028	687
Thereafter	—
Total future minimum payments due	$23,551
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
On January 31, 2024, plaintiff Vladimir Gusinsky Revocable Trust filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against the Company, members of its Board and the other parties to its sponsor stockholders agreement, dated June 30, 2021, Providence Strategic Growth II L.P., Providence Strategic Growth II-A L.P., SLA Eclipse Co-Invest, L.P., and SLA CM Eclipse Holdings, L.P. (collectively, the “Sponsor Stockholders”), captioned Vladimir Gusinsky Revocable Trust v. Eric Remer, Penny Baldwin, et. al., Case No. 2024-0077 (Del Ch.). The complaint generally alleges violations of Section 141(a) of the Delaware General Corporation Law (“DGCL”) by providing the Sponsor Stockholders with a veto right over the Board’s ability to hire or fire the Company’s Chief Executive Officer (the “CEO Approval Right”) on the basis that it unlawfully limits the Board’s authority to manage the business and affairs of the Company. The plaintiff seeks declaratory judgment that the CEO Approval Right is invalid and void, other declaratory and equitable relief for the class and/or the Company, attorneys’ and experts’ witness fees and other costs and expenses, and other equitable relief. On June 14, 2024, the Company filed its opening brief in support of its Motion to Dismiss, and on July 15, 2024, Plaintiff opposed that motion. On July 16, 2024, the court entered a stipulation and order dismissing the director defendants from the action. On August 29, 2024, the remaining defendants, the Company and Sponsor Stockholders (collectively, “Defendants”), filed their reply in support of the Motion to Dismiss, and pursuant to a stipulation between the parties, Plaintiff filed a sur-reply on September 26, 2024, which Defendants filed a response to on October 10, 2024. On October 15, 2024, Defendants filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction, arguing that the claims alleged are not ripe for adjudication. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable and the potential loss or range of loss is not reasonably estimable.
The Company is party to additional legal proceedings incidental to its business. While the outcome of these additional matters could differ from management’s expectations, the Company does not believe that the resolution of such matters is reasonably likely to have a material effect on its results of operations or financial condition.
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of September 30, 2024 and December 31, 2023, the Company recorded a liability in the amount of $11.2 million and $10.9 million, respectively within current liabilities and other long-term liabilities as a provision for sales and use, gross receipts and goods and services tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 18. Geographic Areas
The following table sets forth long-lived assets by geographic area as of:

	September 30,	December 31,
	2024	2023
	(in thousands)
United States	$39,328	$41,134
International	$10,046	$11,111

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
Overview
EverCommerce is a leading provider of integrated, vertically-tailored software-as-a-service (“SaaS”) solutions for service-based small- and medium-sized businesses (“service SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. As of December 31, 2023, we served more than 708,000 customers across three core verticals: Home Services; Health Services; and Wellness Services. Excluding the customers associated with the sale of our fitness assets, we served more than 690,000 customers (see Note 4. Fitness Solutions Disposition in this Quarterly Report on Form 10-Q). Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as home improvement contractors and home maintenance technicians, to physician practices and therapists within Health Services, to salon owners within Wellness. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly specialized demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences.
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
•Marketing Technology Solutions: Our Marketing Technology Solutions work with our Customer Experience Solutions to help customers build their businesses by invigorating marketing operations and improving return on investment across the customer lifecycle. These solutions help businesses to manage campaigns, generate quality leads, increase conversion and repeat sales, improve customer loyalty and provide a polished brand experience. Our solutions include: custom website design, development and hosting, responsive web design, marketing campaign design and management, search engine optimization, paid search and display advertising, social media and blog automation, call tracking, review monitoring and marketplace lead generation, among others.

We go to market with suites of solutions that are aligned to our three core verticals: (i) the EverPro suite of solutions in Home Services; (ii) the EverHealth suite of solutions within Health Services; and (iii) the EverWell suite of solutions in Wellness Services. Within each suite, our Business Management Software – the system of action at the center of a service business’ operation – is typically the first solution adopted by a customer. This vertically-tailored point-of-entry provides us with an opportunity to cross-sell adjacent products, previously offered as fragmented and disjointed point solutions by other software providers. This “land and expand” strategy allows us to acquire customers with key foundational solutions and expand into offerings via product development and acquisitions that cover all workflows and power the full scope of our customers’ businesses. This results in a self-reinforcing flywheel effect, enabling us to drive value for our customers and, in turn, improve customer stickiness, increase our market share and fuel our growth.
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
Our business benefits from attractive unit economics. Approximately 97% and 95% of our revenue was recurring or re-occurring in the nine months ended September 30, 2024 and 2023, respectively, and we maintained an annualized net revenue retention rate of approximately 91% and 97% for the quarters ended September 30, 2024 and 2023, respectively. Our annualized pro forma net revenue retention rate was equal to the annualized net revenue retention rate for the quarters ended September 30, 2024 and 2023, respectively, as the acquisitions and dispositions closed during the prior period were not material to our prior period unaudited condensed consolidated results on a proforma basis. Excluding our marketing technology solutions, our annualized net revenue retention rate for our core software and payments solutions was approximately 96% and 100% for the quarters ended September 30, 2024 and 2023, respectively. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.
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

Sale of Fitness Solutions
On March 13, 2024, we entered into definitive sale and purchase agreements to sell our fitness solutions, comprised of North American Fitness and UK Fitness (“Fitness Solutions”), to Jonas Software (see Note 4. Fitness Solutions Disposition in this Quarterly Report on Form 10-Q). The sale of North American Fitness closed simultaneously with signing and the sale of UK Fitness closed July 1, 2024. The divestiture did not qualify for reporting as a discontinued operation and therefore, its results were included in our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q through the applicable date of sale. During the three and nine months ended September 30, 2024, we recognized losses of $0.1 million and $5.0 million, respectively, related to the sale of Fitness Solutions, which are included in loss on sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss included in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2024, we recognized $6.4 million of goodwill impairment charges representing the allocated goodwill to Fitness Solutions, which is included in loss on sale and impairments on the unaudited condensed consolidated statements of operations and comprehensive loss included in this Quarterly Report on Form 10-Q.
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

Our Revenue Growth Rate was 0.9% and 3.5% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year. Total revenues include post-acquisition revenue from Kickserv, which was acquired August 10, 2023 (see Note 3. Kickserv Acquisition in this Quarterly Report on Form 10-Q), of $0.7 million and $2.0 million during the three and nine months ended September 30, 2024, respectively. Additionally, total revenues include pre-divestiture revenue from Fitness Solutions, which was divested in 2024 (see Note 4. Fitness Solutions Disposition in this Quarterly Report on Form 10-Q), of $6.0 million and $17.8 million during the three and nine months ended September 30, 2023, respectively, and $8.2 million during the nine months ended September 30, 2024. Our Pro Forma Revenue Growth rate was 4.3% and 5.3% for the three and nine months ended September 30, 2024, respectively, reflective of the underlying growth in our business as a result of new customers and providing more solutions to existing customers.
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

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023	$	2024	2023	$
	(in thousands)
Revenue	$176,260	$174,741	$1,519	$523,766	$505,929	$17,837
Cost of revenues (exclusive of depreciation and amortization)	59,275	61,471	(2,196)	177,415	175,602	1,813
Amortization of developed technology	2,867	3,824	(957)	7,902	11,473	(3,571)
Amortization of capitalized software	2,589	2,224	365	7,519	6,051	1,468
Depreciation expense allocated to cost of revenues	196	336	(140)	688	864	(176)
Gross profit	111,333	106,886	4,447	330,242	311,939	18,303
Depreciation and amortization	5,652	6,384	(732)	16,109	18,388	(2,279)
Adjusted gross profit	$116,985	$113,270	$3,715	$346,351	$330,327	$16,024
Adjusted EBITDA
Adjusted EBITDA is calculated as net loss adjusted to exclude interest and other expense, net, income tax expense (benefit), depreciation and amortization, other amortization, stock-based compensation, and transaction-related and other non-recurring costs. Other amortization includes amortization for capitalized contract acquisition costs. Transaction-related costs are specific deal-related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. Other non-recurring costs are expenses such as impairment charges, (gains) losses from divestitures, system implementation costs, executive separation costs, severance expense related to planned restructuring activities, and costs associated with integration and transformation improvements. Transaction-related and other non-recurring costs are excluded as they are not representative of our underlying operating performance. Adjusted EBITDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other GAAP measures of income (loss).
The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA on a consolidated basis.

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023	$	2024	2023	$
	(in thousands)
Net loss	$(9,156)	$(614)	$(8,542)	$(28,856)	$(22,285)	$(6,571)
Adjusted to exclude the following:
Interest and other expense, net	18,331	6,666	11,665	33,674	26,615	7,059
Income tax expense (benefit)	742	241	501	7,368	(1,543)	8,911
Depreciation and amortization	21,991	26,035	(4,044)	66,880	77,975	(11,095)
Other amortization	1,745	1,431	314	5,098	4,184	914
Stock-based compensation expense	8,154	5,855	2,299	20,184	19,610	574
Transaction-related and other non-recurring costs	2,704	2,190	514	22,268	7,985	14,283
Adjusted EBITDA	$44,511	$41,804	$2,707	$126,616	$112,541	$14,075
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
We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the mix of revenue between subscription and transaction fees and marketing technology solutions, labor costs, third-party expenses and acquisitions and dispositions. In particular, marketing technology solutions revenue generally has a higher cost of revenue as a percentage of revenue than our subscription and transaction fee revenue. For the three and nine months ended September 30, 2024, revenue from subscription and transaction fees increased 3.7% and 5.8%, respectively, and revenue from marketing technology solutions decreased 6.7% and 3.3%, respectively, compared to the prior year periods. To the extent our marketing technology solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our subscription and transaction fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.

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

Loss on Sale and Impairments
Loss on sale relates to the divestiture of Fitness Solutions. Impairments include a goodwill impairment charge representing the allocated goodwill to Fitness Solutions (see Note 4. Fitness Solutions Disposition in this Quarterly Report on Form 10-Q). Impairments also include operating lease impairments related to the Company’s decision to cease use of certain leased premises and sublease certain facilities.
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

Results of Operations
The following tables summarize key components of our results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of our results of operations that may be expected in the future. The following comparative information for results of operations includes the results of Fitness Solutions for all periods through the applicable date of sale.
Comparison of the three and nine months ended September 30, 2024 and 2023

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023	$	2024	2023	$
	(in thousands)
Revenues:
Subscription and transaction fees	$137,566	$132,640	$4,926	$409,331	$386,765	$22,566
Marketing technology solutions	34,361	36,838	(2,477)	99,660	103,081	(3,421)
Other	4,333	5,263	(930)	14,775	16,083	(1,308)
Total revenues	176,260	174,741	1,519	523,766	505,929	17,837
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	59,275	61,471	(2,196)	177,415	175,602	1,813
Sales and marketing (1)	30,577	30,086	491	91,297	91,660	(363)
Product development (1)	20,100	19,318	782	60,464	56,352	4,112
General and administrative (1)	34,330	31,477	2,853	103,774	100,429	3,345
Depreciation and amortization	21,991	26,035	(4,044)	66,880	77,975	(11,095)
Loss on sale and impairments	70	61	9	11,750	1,124	10,626
Total operating expenses	166,343	168,448	(2,105)	511,580	503,142	8,438
Operating income	9,917	6,293	3,624	12,186	2,787	9,399
Interest and other expense, net	(18,331)	(6,666)	(11,665)	(33,674)	(26,615)	(7,059)
Net loss before income tax (expense) benefit	(8,414)	(373)	(8,041)	(21,488)	(23,828)	2,340
Income tax (expense) benefit	(742)	(241)	(501)	(7,368)	1,543	(8,911)
Net loss	$(9,156)	$(614)	$(8,542)	$(28,856)	$(22,285)	$(6,571)
(1)Includes stock-based compensation expense as follows:

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023	$	2024	2023	$
	(in thousands)
Cost of revenues	$120	$127	$(7)	$362	$362	$—
Sales and marketing	295	402	(107)	1,006	1,281	(275)
Product development	490	642	(152)	1,593	1,808	(215)
General and administrative	7,249	4,684	2,565	17,223	16,159	1,064
Total stock-based compensation expense	$8,154	$5,855	$2,299	$20,184	$19,610	$574

Comparison of the three and nine months ended September 30, 2024 and 2023 (percentage of revenue)
The following table provides the key components of operating costs within our results of operations as a percentage of revenue for the three and nine months ended September 30, 2024 compared to the same period in 2023.

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023	%	2024	2023	%

Total Revenues	100.0%	100.0%		100%	100%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	33.6%	35.2%	(1.6)%	33.9%	34.7%	(0.8)%
Sales and marketing	17.3%	17.2%	0.1%	17.4%	18.1%	(0.7)%
Product development	11.4%	11.1%	0.3%	11.5%	11.1%	0.4%
General and administrative	19.5%	18.0%	1.5%	19.8%	19.9%	(0.1)%
Depreciation and amortization	12.5%	14.9%	(2.4)%	12.8%	15.4%	(2.6)%
Loss on sale and impairments	—%	—%	—%	2.2%	0.2%	2.0%
Total operating expenses	94.4%	96.4%	(2.0)%	97.7%	99.4%	(1.7)%
While revenue growth remains a key focus, we remain committed to continued expansion of gross margin, net income and Adjusted EBITDA through ongoing transformation initiatives. As a percentage of revenue, cost of revenues declined from 34.7% for the nine months ended September 30, 2023 to 33.9% for the nine months ended September 30, 2024, an improvement of approximately 80 basis points resulting in higher gross margin. As a percentage of revenue, the combination of cost of revenue, sales and marketing, product development and general and administrative costs declined from 83.8% for the nine months ended September 30, 2023 to 82.7% for the nine months ended September 30, 2024, an improvement of 110 basis points. A discussion on primary drivers of cost reductions resulting in improved margin follows in the subsequent sections.
Revenues

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023	$	2024	2023	$
	(in thousands)
Revenues:
Subscription and transaction fees	$137,566	$132,640	$4,926	$409,331	$386,765	$22,566
Marketing technology solutions	34,361	36,838	(2,477)	99,660	103,081	(3,421)
Other	4,333	5,263	(930)	14,775	16,083	(1,308)
Total revenues	$176,260	$174,741	$1,519	$523,766	$505,929	$17,837
Revenues increased $1.5 million, or 0.9%, and $17.8 million, or 3.5%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The growth of revenue from subscription and transaction fees was 3.7% and 5.8% during the three and nine months ended September 30, 2024, respectively, as compared to the prior year periods, while the changes in marketing technology solutions and other revenues experienced more volatility in revenue generation than the delivery of services through our system of actions. The majority of our revenue growth is attributable to the successful delivery of system of action capabilities to our SMBs in our verticals of home services, health and wellness. The subscription and transaction revenue increases consist primarily of increases from (a) business management software and (b) billing and payment solutions. Business management software revenues drove a $5.2 million and $19.5 million increase in subscription and transaction revenues for the three and nine months ended September 30, 2024, respectively, due to an expansion in our number of customers, certain price increases across our portfolio, and an increase in rebate revenue from contracted suppliers due to growth of membership subscriptions in group purchasing programs. Billing and payment solutions revenues drove a decrease of $0.3 million and an increase of $3.0 million during the three and nine months ended September 30, 2024, respectively. The decrease in the three-month period was primarily due to the Fitness Solutions divestiture, partially offset by higher transaction volumes processed through our payment platforms. The increase in the nine-month period was due to higher transaction volumes processed through our payment platforms, partially offset by lower revenue due to the Fitness Solutions divestiture. Subscription and transaction revenues also include $0.7 million and $2.0 million of post-acquisition revenue from Kickserv for the three and nine months ended September 30, 2024, respectively, and pre-divestiture revenue from Fitness Solutions of $5.9 million and $17.6 million for the three and nine months ended September 30, 2023, respectively (see Note 3. Kickserv Acquisition and Note 4. Fitness Solutions Disposition, respectively, in this Quarterly Report on Form 10-Q). Marketing technology solutions revenues decreased $2.5 million and $3.4 million during the three and nine months ended September 30, 2024, respectively. The decrease in the three and nine-month periods was primarily due to a reduction in demand driven by decreases in consumer spending, partially offset by certain price increases and customer growth related to lead generation services. Other revenues decreased $0.9 million and $1.3 million during the three and nine months ended September 30, 2024, respectively. Other revenues decreased in the three and nine-month periods driven by revenue related to project implementation and customer development services which did not recur in the current year.
Cost of Revenues

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023	$	2024	2023	$
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization presented separately below)	$59,275	$61,471	$(2,196)	$177,415	$175,602	$1,813
Cost of revenues decreased by $2.2 million, or 3.6%, and increased by $1.8 million, or 1.0%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The decrease for the three-month period was primarily comprised of a $1.7 million reduction in lead generation and ad spend subject to resale to customers, $1.5 million decrease in personnel and compensation expense, and a $0.5 million decrease in communication services, partially offset by a $0.8 million increase in software hosting expenses, $0.5 million increase in application programming interface fees, and $0.3 million increase in campaign mail expenses. The increase for the nine-month period was primarily comprised of an additional $2.7 million of lead generation and ad spend subject to resale to customers, $1.7 million of software hosting expenses, $1.6 million of application programming interface fees, and $0.9 million of campaign mail expenses, partially offset by a $4.0 million decrease in personnel and compensation expense, and a $1.4 million decrease in communication services.
Sales and Marketing

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023	$	2024	2023	$
	(dollars in thousands)
Sales and marketing	$30,577	$30,086	$491	$91,297	$91,660	$(363)
Sales and marketing expenses increased by $0.5 million, or 1.6%, and decreased $0.4 million, or 0.4%, for the three and nine months ended September 30, 2024, respectively as compared to the same periods in 2023. As a percentage of revenue, sales and marketing expenses increased slightly in the three-month period from 17.2% to 17.3%, while in the nine-month period decreased from 18.1% to 17.4%, an improvement of 70 basis points, due to cost discipline through ongoing transformation initiatives.
Product Development

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023	$	2024	2023	$
	(dollars in thousands)
Product development	$20,100	$19,318	$782	$60,464	$56,352	$4,112
Product development expenses increased by $0.8 million, or 4.0%, and $4.1 million, or 7.3%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increase for the three-month period was driven primarily by an additional $0.7 million of outsourced services. The increase for the nine-month period was a result of continued investment in our technology and teams to support our various solutions as well as centralized security operations, information technology and cloud engineering, driven by an additional $2.4 million of personnel and compensation expense, and $1.7 million of outsourced services.

General and Administrative

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023	$	2024	2023	$
	(dollars in thousands)
General and administrative	$34,330	$31,477	$2,853	$103,774	$100,429	$3,345
General and administrative expenses increased by $2.9 million, or 9.1%, and $3.3 million, or 3.3%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increase for the three-month period was driven primarily by an additional $2.6 million in stock-based compensation expense, a $1.8 million increase in personnel and compensation expense, and an additional $0.7 million in software and tools, partially offset by a $0.7 million decrease in facility expense, a $0.7 million decrease in professional fees, and a $0.5 million decrease in bad debt expense. The increase for the nine-month period was driven primarily by an additional $2.9 million in personnel and compensation expense, $2.0 million in software and tools, $1.1 million in stock-based compensation expense, $0.9 million in outsourced services and $0.3 million in professional and legal fees, partially offset by a $2.0 million decrease in bad debt expense, and a $1.8 million decrease in facility expense.
Depreciation and Amortization

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023	$	2024	2023	$
	(dollars in thousands)
Depreciation and amortization	$21,991	$26,035	$(4,044)	$66,880	$77,975	$(11,095)
Depreciation and amortization expenses decreased by $4.0 million, or 15.5%, and $11.1 million, or 14.2%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The reduction in depreciation and amortization was driven primarily by the reduced rate of replacement assets resulting from a slowdown in business acquisitions. The decrease for the three-month period was driven primarily by $3.9 million in lower intangible assets’ amortization. The decrease for the nine-month period was driven primarily by $12.1 million in lower intangible assets’ amortization, and $0.5 million of property and equipment depreciation, partially offset by $1.5 million of additional capitalized software amortization.
Loss on Sale and Impairments

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023	$	2024	2023	$
	(dollars in thousands)
Loss on sale and impairments	$70	$61	$9	$11,750	$1,124	$10,626
In March 2024, we entered into definitive sale and purchase agreements to sell our Fitness Solutions (see Note 4. Fitness Solutions Disposition in this Quarterly Report on Form 10-Q). During the three and nine months ended September 30, 2024, we recognized losses of $0.1 million and $5.0 million, respectively, related to the sale of Fitness Solutions. During the nine months ended September 30, 2024, we recognized $6.4 million of goodwill impairment charges representing the allocated goodwill to Fitness Solutions. We did not have similar expenses during the three and nine months ended September 30, 2023. The increase for the three and nine months ended September 30, 2024, were partially offset by lower right-of-use lease asset impairments charges of $0.1 million and $1.1 million, respectively, as compared to the same period in 2023.
Interest and Other Expense, net

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023	$	2024	2023	$
	(dollars in thousands)
Interest and other expense, net	$18,331	$6,666	$11,665	$33,674	$26,615	$7,059
Interest and other expense, net, increased by $11.7 million, or 175.0%, and increased $7.1 million, or 26.5%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023 with the changes primarily driven by volatility of interest rates. The increase for the three-month period was driven primarily by an unrealized loss of $8.1 million on interest rate swaps recorded during three months ended September 30, 2024 as compared to an unrealized gain of $4.5 million in the comparative period, partially offset by a decrease of $0.6 million in interest expense as a result of lower variable base interest rates on the Company’s Credit Facilities (as defined below), and a $0.5 million increase in interest income. The increase for the nine-month period was driven primarily by an unrealized loss of $2.3 million on interest rate swaps recorded during the nine months ended September 30, 2024 as compared to an unrealized gain of $6.6 million in the comparative period, partially offset by a $1.4 million increase in interest income, and a decrease of $0.6 million in interest expense as a result of lower variable base interest rates on the Company’s Credit Facilities.
Income Tax (Expense) Benefit

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023	$	2024	2023	$
	(dollars in thousands)
Income tax (expense) benefit	$(742)	$(241)	$(501)	$(7,368)	$1,543	$(8,911)
Income tax expense increased by $0.5 million and $8.9 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023, with the change driven primarily by an increase in U.S. federal and state income taxes and discrete items, including the sale of North American Fitness during the nine months ended September 30, 2024, and the release of a foreign valuation allowance in the three and nine months ended September 30, 2023.
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
As of September 30, 2024, we had cash, cash equivalents and restricted cash of $101.6 million, $190.0 million of available borrowing capacity under our Revolver (as defined below) and $533.5 million outstanding under our Term Loans (as defined below). We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. If needed, additional funds may not be available on terms favorable to us, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part II, Item 1A. “Risk Factors.”
Cash Flows
The following table sets forth cash flow data for the periods indicated therein:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$64,750	$68,587
Net cash used in investing activities	(7,669)	(31,826)
Net cash used in financing activities	(51,341)	(41,646)
Effect of foreign currency exchange rate changes on cash	(345)	(116)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,395	$(5,001)

Cash Flow from Operating Activities
Net cash provided by operating activities was $64.8 million for the nine months ended September 30, 2024, compared to $68.6 million for the nine months ended September 30, 2023. Changes in net cash provided by operating activities resulted primarily from cash received from net sales within our subscription and transaction fees and marketing technology solutions. Other drivers of the changes in net cash provided by operating activities include payments for personnel expenses for our employees, costs related to delivering our services and products, partner commissions, advertising and interest on our long-term debt.
The decrease in cash provided by operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to higher costs directly related to the delivery of our services and products of $11.1 million, higher investments made to support the growth of our business of $4.7 million, higher other expenses and timing of payments of $1.4 million, higher taxes of $0.9 million and higher interest payments of $0.6 million, partially offset by higher cash collections from our subscription and transaction fees and marketing technology solutions of approximately $13.5 million and higher interest income of $1.4 million.
Cash Flow from Investing Activities
During the nine months ended September 30, 2024, net cash used in investing activities of $7.7 million related primarily to costs to develop software of $13.1 million and $1.2 million used for purchases of property and equipment, partially offset by proceeds from the sale of Fitness Solutions, net of transaction costs, cash and restricted cash sold for approximately $6.6 million.
During the nine months ended September 30, 2023, net cash used in investing activities of $31.8 million related primarily to the acquisition of Kickserv, net of cash acquired, for approximately $15.0 million, costs to develop software of $14.7 million and the remainder was used primarily for purchases of property and equipment.
Cash Flow from Financing Activities
During the nine months ended September 30, 2024, net cash used in financing activities of $51.3 million related primarily to the repurchase and retirement of shares of our common stock of $50.6 million.
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

Effective as of July 1, 2023, borrowings under the Credit Facilities bear interest at our option at ABR plus an applicable rate, or at a forward-looking term rate based upon the secured overnight financing rate (“SOFR”), plus (i) (a) with respect to Term Loans, credit spread adjustments of 0.11448%, 0.26161%, 0.42826% and 0.71513% for interest periods of one, three, six and twelve months, respectively, and (b) with respect to revolving loans, a credit spread adjustment of 0.0% (“Adjusted SOFR”) plus (ii) an applicable rate, in each case with such applicable rate based on our first lien net leverage ratio. The ABR represents the highest of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and the Adjusted SOFR for a one month interest period plus 1%. The applicable rate for the Term Loans and the Revolver is 3.0% for Adjusted SOFR borrowings and 2.0% for ABR borrowings, in each case subject to change based on our first lien net leverage ratio.
We have entered into the following interest rate swap agreements in connection with our Credit Facilities to convert a portion of the floating rate component of the Term Loans from a floating rate to fixed rate:

Effective	Expiration	Fixed Interest	Notional	Asset (Liability) Fair Value at
Date	Date	Rate	Amount	September 30, 2024
			(in thousands)	(in thousands)
October 31, 2022	October 31, 2027	4.212%	$200,000	$(5,190)
March 31, 2023	October 31, 2027	3.951%	100,000	(1,824)
September 20, 2024	October 31, 2027	3.395%	125,000	(158)
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
As of September 30, 2024, there was $533.5 million outstanding under our Credit Facilities, all of which was related to the Term Loans as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loans was approximately 8.0% for the three months ended September 30, 2024, excluding the effect of any interest rate swap agreements.
As of September 30, 2024, we were in compliance with the covenants under the Credit Facilities.
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
The Company repurchased and retired 1.4 million and 5.1 million shares of common stock for approximately $14.6 million and $50.9 million, including transaction fees and taxes, during the three and nine months ended September 30, 2024. As of September 30, 2024, $39.4 million remained available under the Repurchase Program.
Contractual Obligations
There have been no material changes to our contractual obligations as of September 30, 2024 from those disclosed in our Annual Report on Form 10-K.
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
Our critical accounting policies are described in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Changes in Internal Control over Financial Reporting
We continue to work to remediate our material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 17. Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of material legal proceedings. We are from time to time subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. We believe that the ultimate resolution of these matters would not be expected to have a material adverse effect on our business, financial condition, or operating results.
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I. Item 1A “Risk Factors” of our Annual Report on Form 10-K. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
During the three months ended September 30, 2024, we repurchased approximately $14.6 million in shares of our common stock under our Repurchase Program, including transaction fees and taxes. The stock repurchase activity under our Repurchase Program during the three months ended September 30, 2024 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
	(in thousands, except per share and share amounts)

July 1, 2024 - July 31, 2024	519,084	$11.38	519,084	$48,105
August 1, 2024 - August 31, 2024	497,776	$10.31	497,776	$42,976
September 1, 2024 - September 30, 2024	336,810	$10.50	336,810	$39,438
(1)On June 14, 2022, our Board approved the Repurchase Program with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, and May 21, 2024, our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date for a total authorization to repurchase up to $200.0 million in shares of the Company’s common stock and, most recently, extended the expiration of the Repurchase Program through December 31, 2025.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On September 6, 2024, Matthew Feierstein, our President, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 325,000 shares of the Company’s common stock until December 31, 2025.

During the three months ended September 30, 2024, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of EverCommerce Inc	8-K	001-40575	3.1	7/9/2021
3.2	Amended and Restated Bylaws of EverCommerce Inc	8-K	001-40575	3.2	7/9/2021
10.1	Separation and Release of Claims Agreement by and between EverCommerce Inc. and Marc Thompson, dated as of August 6, 2024					*
10.2	Employment Agreement by and between EverCommerce Solutions Inc. and Ryan Siurek, dated as of August 6, 2024					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERCOMMERCE INC.

Date: November 12, 2024	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Chief Financial Officer
(Principal Financial Officer)