Form 10-K
period 2024-12-31
EverCommerce Inc.
filed 2025-03-13
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 28, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.00001 per share, on the Nasdaq Stock Market on such date, was $212.8 million.
The registrant had outstanding 183,389,354 shares of common stock as of March 7, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, macroeconomic and market conditions, equity compensation, business strategy, plans, market growth, future acquisitions and other capital expenditures, expectations regarding the strategic review of our Marketing Technology Solutions including any potential sale, progress towards remediation of our material weakness and our objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2024. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
•Impairment in the value of our goodwill or intangible assets has adversely impacted and may in the future have a material adverse effect on our operating results and financial condition.
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
•Scrutiny on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

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

PART I
Item 1. Business
Overview
EverCommerce is simplifying and empowering the lives of business owners whose services support us every day. We provide tailored, integrated Software-as-a-Service (“SaaS”) solutions that support the highly diverse workflows and customer interactions that professionals in home services, health services, and wellness services need to automate manual processes, generate new business, and create more loyal customers.
EverCommerce is a leading provider of integrated, vertically-tailored SaaS solutions for service-based small- and medium-sized businesses (“service SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. Today, we serve approximately 740,000 customers across three core verticals: EverPro for Home Services; EverHealth for Health Services; and EverWell for Wellness Services. Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as home improvement contractors and home maintenance technicians, to physician practices and therapists within Health Services, and salon owners within Wellness. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly specialized demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. For the year ended December 31, 2024, we estimate that approximately 93% of our customers contributed less than $2 thousand in revenue and approximately 3% contributed more than $5 thousand in revenue.
On March 13, 2024, the Company entered into definitive sale and purchase agreements to sell our fitness solutions to Jonas Fitness Portfolio Holdco Inc. (“Jonas Software”) (see “Note 3. Acquisitions and Dispositions” in the Notes to the Consolidated Financial Statements for additional details). The sale of American Service Finance LLC., ASF Payment Solutions ULC and Technique Fitness Inc. (collectively, “North American Fitness”), closed simultaneous with signing. The sale of EverCommerce UK, including wholly-owned subsidiaries Fitii UK (MyPTHub and MyPTHub LLC) and ClubWise UK and its wholly-owned subsidiary ClubWise Australia (collectively, “UK Fitness” and together with North American Fitness, “Fitness Solutions”), closed on July 1, 2024.
Small- and medium-sized businesses (“SMBs”) are an important engine for economic growth. Collectively, in 2024 SMBs represented the single largest employer and employee category in the U.S. economy, accounting for 99.9% of businesses in the United States, 46% of the U.S. private workforce and over 43% of U.S. GDP. The services sector is the backbone of the U.S. economy, representing approximately 77% of U.S. GDP and 80% of U.S. employment. Service businesses are the largest segment of the SMB market, employing approximately 50 million people in the U.S. alone.
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
Since inception, we have taken a differentiated approach from other software providers. We recognize that all service SMBs require solutions that enable them to perform three key functions: (i) acquire new customers and generate new business opportunities; (ii) manage and scale business operations; and (iii) improve and expand on customer relationships. However, services SMBs require functionality specific to their vertical market because the workflows vary by vertical. For example, the business management requirements of home services contractors are different than the business management requirements of small physician practices. As a result, we have built a comprehensive platform designed specifically to meet the unique integrated workflow needs of service SMBs. Our integrated solutions include Business Management Software (such as route-based dispatching and medical practice management), Billing & Payment Solutions (such as e-invoicing, mobile payments and integrated payment processing), Customer Experience Solutions (such as reputation management and messaging solutions) and Marketing Technology Solutions (such as websites, hosting and digital lead generation). These solutions help our customers address the challenges posed by legacy solutions by providing software that addresses the complete customer engagement workflow, streamlining front- and back-office processes, driving new sales and retention, enabling deeper performance insights and improving customer experiences with digital, mobile-friendly engagement.
We go to market with suites of solutions that are aligned to our three core verticals. Within each suite, our Business Management Software – the system of action at the center of a service business’ operation –is typically the first solution adopted by a customer. This vertically-tailored point-of-entry provides us with an opportunity to cross-sell adjacent products, previously offered as fragmented and disjointed point solutions by other software providers. This “land and expand” strategy allows us to acquire customers with key foundational solutions, expand into offerings via product development (“build”) and acquisitions (“buy”) that integrate their workflows, fill gaps in the solutions value chain and power the full scope of our customers’ businesses. This results in a self-reinforcing flywheel, enabling us to drive more value for our customers and, in turn, fuel our growth by increasing Average Revenue per Unit (“ARPU”), improving customer stickiness and increasing our market share.
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
Our revenue has grown at a compound annual growth rate (“CAGR”) of 12.5% from 2021 to 2024, and reached $698.8 million for the year ended December 31, 2024, up from $675.4 million for the year ended December 31, 2023, which represents revenue growth of 3.5% from 2023 to 2024. Our net loss was $41.1 million for the year ended December 31, 2024, compared to a net loss of $45.6 million for the year ended December 31, 2023. Our Adjusted EBITDA reached $177.0 million for the year ended December 31, 2024, up from $155.6 million for the year ended December 31, 2023. Moreover, our business benefits from attractive unit economics; we estimate the lifetime value of our customers to be approximately six times the cost of acquiring them. For a reconciliation of Adjusted EBITDA to the most directly comparable United States Generally Accepted Accounting Principles (“U.S. GAAP”) financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of this measure, please see Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics—Non-GAAP Financial Measures.”
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
•Digital payments. Digital payment processing solution adoption continues to expand within our core SMB customer base. Seven years ago, we estimated that less than 50% of SMBs in the United States had adopted digital payment processing solutions, and instead relied on paper invoices for payment. In the last couple of years, this has increased to nearly 80%, a trend that we expect to continue in the future. Integrated payments (e.g., digital payment acceptance that is embedded into the software that companies use to manage their businesses) have driven operating efficiencies for businesses and have improved payment security and tracking as compared to traditional paper methods.
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
We estimate the total addressable market (“TAM”) for our current solutions was approximately $1.6 trillion globally in 2023, of which approximately $662 billion was in North America, which refers to the United States and Canada. Of the $662 billion, we estimate a $69 billion opportunity in Home Services, a $115 billion opportunity in Health Services, a $22 billion opportunity in Wellness Services and a $456 billion opportunity in other services categories. We believe there is considerable runway for long-term growth given the vast majority of our market opportunity is untapped; we estimate that only 9% of the North America service SMB market has been penetrated with fully-integrated software solutions today, and estimate this number to increase to over 13% by 2025.
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

•Business Management Software: Our vertically-tailored Business Management Software is the system of action at the center of a service business’ operation, and is typically the point-of-entry and first solution adopted by a customer. Our software, designed to meet the day-to-day workflow needs of businesses in specific vertical end markets, streamlines front and back-office processes and provides polished customer-facing experiences. Using these offerings, service SMBs can deliver their services, streamline operations and focus on growing their customers.

•Billing & Payment Solutions: Our Billing & Payment Solutions provide integrated payments, billing and invoicing automation and business intelligence and analytics. Our omni-channel payments capabilities include point-of-sale, eCommerce, online bill payments, recurring billing, electronic invoicing and mobile payments. Supported payment types include credit card, debit card and Automated Clearing House (“ACH”) processing. Based on the monthly average processing volume for the quarter ended December 31, 2024, we estimate that we process annualized total volume of $12.7 billion. We further estimate that, based on our current customers and payment volumes, we have an aggregate annualized payment processing opportunity in excess of $100 billion. Our payments platform also provides a full suite of service commerce features, including customer management as well as cash flow reporting and analytics. These value-add features help SMBs to ensure more timely billing and payments collection and provide improved cash flow visibility.
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
•EverWell – Wellness: Subsequent to the sale of our Fitness Solutions, our EverWell solutions are purpose-built for Wellness service professionals. The Wellness market includes tech-savvy businesses which generally require integrated solutions that provide modern, convenient experiences for end consumers. Consumer-facing scheduling and facility access solutions are “must-have” software capabilities for spas and salons. In addition, adjacent solutions in relationship management and inventory management are increasingly needed to support a seamless, value-add consumer experience. Our EverWell solutions are built specifically for wellness professionals, which include salons, spas and massage therapists.

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
•Customer-driven innovation. The insight we gain into our approximately 740,000 customers’ use of our offerings informs our product pipeline, allowing us to constantly refine existing solutions and deliver new solutions that are most valuable to them.

Our growth strategies
We are focused on growing and scaling our business in a rapid, yet sustainable and disciplined fashion. We intend to drive significant growth by executing the following key strategies:
•Attract new customers: We believe that there is a significant opportunity to attract new customers with our current offerings and within the market segments in which we currently operate. We estimate that there are over 35 million service SMBs in North America alone, and 456 million globally. Our current verticals and adjacent markets in the service economy are highly fragmented. By improving the awareness of our brands and solutions, we believe that we can increase penetration and sell our complete value chain of solutions to service SMB customers. Through acquisitions and organic growth of our business, the number of customers on our platform increased from approximately 110,000 at the end of 2018 to approximately 740,000 at the end of 2024.
•Expand ARPU and margin: Today, we serve approximately 740,000 customers, which represent a significant opportunity for growth. As we become more embedded in our customers’ daily business operations, we are better positioned to add value by cross-selling and up-selling adjacent solutions. We believe we had an addressable annualized revenue opportunity with our existing customers of greater than $5 billion as of December 31, 2024, as our integrated vertical SaaS solutions allow us to offer customers additional capabilities across their entire customer engagement lifecycle. As we continue to develop, acquire and transform our solutions, we aim to continue adding value to our customers by displacing point-solution competitors and legacy, manual methods with our integrated digital offerings, increasing our ARPU and improving customer experience and retention. A primary focus for ARPU expansion focuses on cross-selling payments solutions to customers in an effort to prioritize margin growth.
•Expand into new products: Given our position in the service SMB ecosystem, as well as our relationships and level of entrenchment with our customers, we use insights gained through our customer lifecycle to identify additional solutions that are value-additive for our customers. These insights allow us to continually assess opportunities to develop or acquire solutions to further expand market share, drive customer stickiness and fuel growth for our business. During 2023, we introduced EverPro Edge, which allows customers to save, learn and grow, and creates a universal channel and trusted brand for engagement, Edge is an expansion opportunity enabling customers to receive targeted business growth and education content, as well as cash-back rebates on supplies they purchase at leading vendors.
In conjunction with the strategies cited above, we also acquire solutions to accelerate our position as a market leader, fill gaps within our vertically tailored solutions, deepen our competitive moats in existing verticals and enter new verticals and geographies. We have an established framework for identification, execution, integration and onboarding of targets. These acquired solutions bring deep industry expertise and vertically-tailored software solutions that provide additional sources of growth. We believe that our methodology, track record and reputation for sourcing, evaluating and integrating acquisitions positions us as an “acquirer-of-choice” for potential targets. We have acquired 53 companies since our inception. We are currently tracking over 13,000 businesses around the world, primarily across our core verticals, as potential acquisition opportunities. In addition, from time to time, we evaluate our positioning with respect to our existing verticals and may determine to dispose of offerings that do not align with our growth initiatives. For example, in the year ended December 31, 2024, we sold Fitness Solutions as described above.
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
HVAC/plumbing, electrical professionals, remodeling and home improvement contractors, window and door replacement specialties, landscaping design services, security and alarm installation and monitoring businesses. pest control

Health Services	EverHealth	Specialty private medical practices, mental health therapists, chronic care specialists, general practitioners, specialty branches of hospital systems
Wellness Services	EverWell	Salons and spas, massage therapists, medi-aesthetics, wellness specialists
Other		Non-profits, veterinary care facilities, small accounting and tax firms, educational facilities, social services, pet/veterinary care, professional services, consumer services
As of December 31, 2024, we served approximately 740,000 customers. Of these customers, approximately 69% were based in the United States and approximately 31% were international.
Competition
While we have built a scaled, differentiated platform, we compete in a variety of highly fragmented markets and face competition from a variety of sources:
•Manual processes, basic PC tools, standalone payment terminals and homegrown solutions, utilized by many service SMBs;
•Vertically-specialized competitors, including mobile sales applications and field service management platforms in Home Services, EHR/EMR and practice management platforms in Health Services and scheduling and customer management in Wellness Services; and
•Horizontal competitors, including Salesforce for customer relationship management (“CRM”), Intuit for financial products, Square for payments and HubSpot for marketing related solutions.
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
Our go-to-market
Our go-to-market organization includes our vertically-focused marketing, business development, sales and customer success functions who align to build positive customer experiences across the business. These teams drive scalable and efficient organic growth in three key areas: new customer acquisition, wallet share expansion and go-to-market of acquired or built products. Our teams relentlessly test and measure results to expand channels, optimize go-to-market, increase sales conversion, identify customer upsell opportunities and explore adjacent expansion verticals. Through this targeted, coordinated approach, we maximize expert resource allocation and allow for growth programs of scale with attractive customer unit economics across our business.
Our people, culture and values
We consider our people and culture to be vital to our success. We place a high level of emphasis on the relationships we have with our people, their engagement and commitment to the organization. Our fundamental belief is that when a company has a strong relationship with its employees, they in turn deliver exceptional customer service and in turn that delivers strong business performance. We have seen and believe our inclusive and innovative workforce is and will continue to be a competitive advantage. We plan to continue to make investment in our human capital a priority.
We believe in and prioritize inclusivity and employee engagement in our workplace and aim to behave in a manner where these values are the underpinnings of how we build programs and support the growth and development of our people. We aggressively manage and measure our identification, selection, retention, growth and development of our current and future employees. We have a robust methodology that enables us to successfully and with a high level of engagement, integrate individuals into our organization. While we believe inclusivity is important to our long-term value and performance, we recognize the importance of pursuing so in legally sound manners. Inclusivity efforts are part of our legal compliance considerations, and we are committed to only rewarding legally compliant methods for advancing such efforts. We are committed to not making employment (including hiring, promotion, and compensation) or other contracting decisions on the basis of legally protected characteristics, except to the extent required or permitted by law.
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
As of December 31, 2024, we had approximately 2,000 employees operating across six countries, including approximately 1,500 employees located in the United States.
Our technology
Our SaaS solutions are strategically integrated to best serve our service SMB customers and ensure they have all the tools to help them grow and scale. We leverage a common set of best practices, IT infrastructure and architectures that serve as a foundation for highly scalable and secure software solutions.
Key areas and features of our strategy and operations that serve as a foundation to our technology approach include:
•Software development: Our software teams use best-in-class technologies and practices to develop our SaaS, mobile and (in selected situations) on-premise solutions. Our software is purpose-built to meet the specific needs of the industries we serve.
•Tech and IT shared services: Our technology platforms provides a consistent approach to software development, as well as cloud engineering and data center migration. Our IT administration allows for 24-hour support for all our people and platforms worldwide.
•Shared infrastructure: We systematically upgrade our data centers, centralize our collaboration platforms onto Office 365 and deploy a variety of standardized third-party software products sourced through EverCommerce. Migration of more than half of our technology solutions to AWS has allowed for gains in productivity, cost efficiency, expanded capacity and faster innovation.
•Cybersecurity: Our Security Operations team uses industry best practices and functional expertise to perform regular risk assessments, audits and remediation across our IT infrastructure and the data we maintain therein. Our security efforts also include incident prevention, incident response, monitoring, scanning and alerting.
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
As of December 31, 2024, we had 140 registered trademarks in the United States (including EverCommerce), three registered trademarks in the EU (including the EverCommerce logo), two registered trademarks in Puerto Rico, two registered trademarks in Canada, 15 registered trademarks in New Zealand, six registered trademarks in Australia and four registered trademarks in the United Kingdom (including the EverCommerce logo); seven trademark applications in process in the United States and three trademark applications in process in Canada; 37 registered copyrights in the United States and one registered copyright in Canada; and seven issued patents in the United States. We also have a portfolio of approximately 3,200 registered domain names for websites that we use in our business or that are registered defensively to protect our brands.
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
•anticipate and respond to macroeconomic changes, changes within the existing and future industries in which we participate, including the Home Services, Health Services and Wellness industries, and changes in the markets in which we operate;
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
Since our founding, we have generated revenue growth through acquisitions and by driving organic growth of our business. Our revenue has grown at a CAGR of 12.5% from 2021 to 2024, and reached $698.8 million for the year ended December 31, 2024, up from $675.4 million for the year ended December 31, 2023, which represents revenue growth of 3.5% from 2023 to 2024. Our historical rate of growth may not be sustainable or indicative of our future rate of growth. For example, while acquisitions have significantly contributed to our growth to date, we may make fewer or no acquisitions in the future. We believe that our continued growth in revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section and the extent to which our various offerings grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our base of customers may not continue to grow or may decline due to a variety of possible risks, including changes in macroeconomic conditions, such as inflation, interest rates and tariffs, increased competition, changes in the regulatory landscape and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins would have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.
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
We have incurred significant operating losses since our inception. Our net loss was $41.1 million and $45.6 million for the years ended December 31, 2024 and 2023, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with or clients and partners, develop new solutions and comply with requirements of being a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we are unable to effectively manage the risks and difficulties of investing to grow our business, building relationships and developing new solutions as we encounter them, our business, financial condition and results of operations may suffer.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, acquire complementary businesses and technologies, respond to business challenges or opportunities, develop new solutions and services and enhance our existing solutions and services and operating infrastructure. Our net cash provided by operating activities was $113.2 million in 2024 and $104.6 million in 2023. We had cash and cash equivalents of $135.8 million and no restricted cash as of December 31, 2024.
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
The market for our solutions and services is highly competitive and subject to rapidly changing technology, shifting customer needs and frequent introductions of new products and services. As our platform is utilized across industries, we compete in a variety of highly fragmented markets and face competition from a variety of sources, including manual processes, basic PC tools, homegrown solutions, as well as from vertically-specialized and horizontal competitors. Vertically-specialized competitors include mobile sales applications and field service management platforms in Home Services, EHR / EMR and practice management platforms in Health Services and scheduling and management in Wellness Services. Horizontal competitors include Salesforce for CRM, Intuit for financial products, Square for payments and HubSpot for marketing-related solutions.
We expect the intensity of competition to increase in the future as new companies enter our markets and existing competitors develop stronger capabilities. Our competitors may be able to devote greater resources to the development, promotion and sale of their offerings than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs and achieve wider market acceptance. Because the barriers to entry into our industry are generally low, we expect to continue to face competition from new entrants. We also encounter competition from a broad range of firms which possess greater resources than we do, and small independent firms that compete primarily on the basis of price. We may not compete effectively, and competitive pressures might prevent us from acquiring and maintaining the customer base necessary for us to be successful.
We may also potentially face competition from our current partners. Our partners, including our integration partners for our EHR and PM solutions within Health Services, our Business Management Software solutions within Home Services and our payment and CRM solutions within Wellness Services, as well as our third-party payment processing partners, could become our competitors by offering similar services. Some of our partners offer, or may begin to offer, services in the same or similar manner as we do. Although there are many potential opportunities for, and applications of, these services, our partners may seek opportunities or target new clients in areas that may overlap with those that we have chosen to pursue.
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
Our three current verticals represent markets for our solutions and services that are subject to rapid and significant change. The market for software and technology-enabled services that empower SMBs is characterized by rapid technological change, new product and service introductions, consumerism and engagement and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of these markets due in part to the rapidly evolving nature of the businesses within our Home Services, Health Services and Wellness Services verticals, the technology industries that support these businesses and the substantial resources available to our existing and potential competitors. The market for technology-enabled services within these verticals is relatively new and unproven, and it is uncertain whether this market will achieve and sustain high levels of demand and market adoption.
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
Payment-related transactions comprised approximately 17% of our revenue in 2024. The electronic payments market is subject to constant and significant changes. This market is characterized by rapid technological evolution, new product and service introductions, evolving industry standards, changing client needs and the entrance of non-traditional competitors, including products and services that enable card networks and banks to transact with consumers directly. To remain competitive, we continually pursue initiatives to develop new solutions and services to compete with these new market entrants. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of client acceptance. In addition, new solutions and offerings may not perform as intended or generate the business or revenue growth expected. Any delay in the delivery of new solutions and services or the failure to differentiate our solutions and services or to accurately predict and address market demand could render our solutions and services less desirable, or even obsolete, to our clients and to our distribution partners. Furthermore, even though the market for integrated payment processing solutions and services is evolving, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new solutions and services targeted at this market. Any of the foregoing could have a material and adverse effect on our operating results and financial condition.
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
Our use of artificial intelligence technologies may not be beneficial to our business, and may cause the performance of our products, services and business, as well as our reputation and the reputations of our customers, to suffer or cause us to incur liability resulting from the violation of laws or contracts to which we are a party.
We are developing and/or implementing artificial intelligence (“AI”), machine learning, and automated decision-making technologies (collectively, “AI Technologies”) throughout our business, and are making significant investments in this area.
We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.
In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
With respect to our products or services that incorporate AI Technology, the market for such products and services is rapidly evolving and unproven in many industries, including our own, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance of products and services that incorporate AI Technology is uncertain. Our failure to successfully develop and commercialize our products or services involving AI Technologies could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our product offerings; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments.
We use AI Technologies licensed from third parties in our technologies and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
Our estimated total addressable market is subject to inherent challenges and uncertainties. If we have overestimated the size of our total addressable market or the various markets in which we operate, our future growth opportunities may be limited.
We estimate the TAM, defined above, for our current solutions for service SMBs was approximately $1.6 trillion globally in 2023, of which approximately $662 billion was in North America, which refers to the United States and Canada. Of the $662 billion, we estimate a $$69 billion opportunity in Home Services, a $115 billion opportunity in Health Services, a $22 billion opportunity in Wellness Services and a $456 billion opportunity in other services categories. We have based our estimates on a number of internal and third-party estimates and resources, including, without limitation, third party reports and the experience of our management team across these industries. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current solutions and services may prove to be incorrect. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, the annual total addressable market for our solutions and services may be smaller than we have estimated, our future growth opportunities and sales growth may be impaired, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Our ability to increase our customer base and achieve broader market acceptance of our solutions and services will depend to a significant extent on our ability to expand our sales and marketing organizations, and to deploy our sales and marketing resources efficiently. An important component of our growth strategy is to increase the cross-selling of our solutions and services to current and future SMB customers. However, if we are not successful in doing so, or our existing and potential customers find our additional solutions and services to be unnecessary or unattractive, we may not be able to increase our customer base. We have invested, and plan to continue to invest, significant resources in expanding our sales initiatives as well as our sales force focused on identifying new strategic partners. However, we may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate and retain talented and effective sales personnel, or if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time.
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
Our ability to sell additional functionality to our existing customers may require more sophisticated and costly sales efforts, especially for our larger customers with more experienced management and established procurement functions. Similarly, the rate at which our customers purchase additional solutions from us depends on several factors, including general economic conditions and the pricing of additional functionality. SMBs are typically more susceptible to such factors and any adverse changes in the economic environment or business failures of our SMB customers may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do. If our efforts to sell additional functionality to our clients are not successful, our business and growth prospects would suffer.
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
Impairment in the value of our goodwill or intangible assets has adversely impacted and may in the future have a material adverse effect on our operating results and financial condition.
We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The carrying value of goodwill is evaluated for impairment at least annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of our reporting unit has and may in the future result in an impairment of goodwill or intangible assets and, in turn, a charge to net income (loss). These charges in the years ended December 31, 2024 and 2023 and any future charges have, and may in the future have a material adverse effect on our results of operations or financial condition.
During the fourth quarter 2024, in conjunction with our review of strategic alternatives for our Marketing Technology Solutions, and as a result of lower than expected financial performance and future forecasted growth rates we determined that the estimated fair value of our marketing technology solutions reporting unit was insufficient to recover the net carrying value of the reporting unit resulting in an impairment of goodwill of approximately $28.1 million. In connection with the definitive sale and purchase agreements to sell our Fitness Solutions, we tested the goodwill balance for impairment as of March 31, 2024. During the year ended December 31, 2024, we recognized $6.4 million of goodwill impairment charges representing the allocated goodwill to Fitness Solutions.
During the fourth quarter of 2023, the Company evaluated the recoverability of our fitness asset group. As a result of our evaluation, we determined that the estimated fair value of our fitness asset group was insufficient to recover the net carrying value of the asset group resulting in an impairment charge of approximately $5.1 million during the three months ended December 31, 2023, of which $3.1 million related to intangible assets.
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
While we have experienced significant revenue growth across our offering of solutions and services, certain solutions and services, such as our Marketing Technology Solutions, have lower margins as compared to our subscription and transaction fee services, such as our vertical Business Management Software and integrated payment solutions. For the year ended December 31, 2024, subscription and transaction fees and Marketing Technology Solutions generated 78.5% and 18.5%, respectively, of our total revenues. To the extent our lower margin solutions and services grow as a portion of our overall business, there is an adverse impact on our aggregate profitability and margins.
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
Potential future pandemics, epidemics or outbreaks of infectious disease may cause significant economic and financial market uncertainty and disruption and measures to contain infection may negatively impact SMBs and our operations. To the extent a pandemic, epidemic or outbreak of an infectious disease adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Conversely, pandemics, epidemics and outbreaks may significantly and temporarily increase demand in certain industries and markets in which we operate. For example, COVID-19 generally increased demand for, and utilization of, telehealth services, and increased demand from customers shifting to technology-focused, digital-first business models. While such increases may help to offset the decline of business and demand in other industries, there can be no assurance that these levels of interest, demand and use will be similar in any future public health crisis. Federal and state budget shortfalls as a result of a public health crisis could lead to potential reductions in funding for Medicare and Medicaid. Further reductions in reimbursements from Medicare and Medicaid could lead to our Health Services customers postponing expenditures on information technology and related services.
It is possible that the increased prevalence of remote or hybrid work arrangements may also result in consumer and patient privacy, IT security and fraud risks.

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
While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any significant or sustained downturn in a specific end market or geographic region can impact our business and that of our customers. These factors may make it difficult for our customers and us to accurately forecast and plan future business activities; neither we nor our customers can predict the timing, strength or duration of any economic downturn or subsequent recovery. Furthermore, if a significant portion of our customers are concentrated in a specific geographic area or industry, our business may be disproportionately affected by negative trends or economic downturns in those specific geographic areas or industries. These factors may also cause our customers to reduce their capital expenditures, alter the mix of services purchased and otherwise slow their spending on our services. In addition, due to these conditions, many of our competitors may be more inclined to take greater or unusual risks or accept terms and conditions in contracts that we might not deem acceptable. These conditions and factors may reduce the demand for our services and solutions, and more generally may adversely affect our business, results of operations and financial condition. Similarly, new and changing laws, regulations, executive orders and enforcement priorities can also create uncertainty about how such laws and regulations will be interpreted and applied, which may decrease customer spending and increase our costs.
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
General inflation, including wage inflation, increases in interest rates, currency volatility as well as monetary, fiscal and policy interventions by national or regional governments in anticipation of or reaction to such events could have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our solutions and services or the levels of cash we maintain for working capital. The change in the United States presidential administration may result in economic volatility or other consequences that adversely impact SMBs or consumer spending and consequently negatively impact our business and results of operations.
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
Our future success depends upon our ability to attract, train and retain highly skilled employees and contract workers, particularly our management team, sales and marketing personnel, professional services personnel and software engineers. Any of our key personnel have worked for us for a significant amount of time or were recruited by us specifically due to their experience. Our success depends in part upon the reputation and influence within the industry of our senior managers who have, over the years, developed long standing and favorable relationships with our vendors, card associations, bank sponsors and other payment processing and service providers. Each of our executive officers and other key employees may terminate his or her relationship with us at any time and the loss of the services of one or a combination of our senior executives or members of our senior management team, including our Chief Executive Officer, Eric Remer, our President, Matthew Feierstein and our Chief Financial Officer, Ryan Siurek, may significantly delay or prevent the achievement of our business or development objectives and could materially harm our business. Further, contractual obligations related to confidentiality and assignment of intellectual property rights may be ineffective or unenforceable, and departing employees may share our proprietary information with competitors in ways that could adversely impact us.
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
In addition, we may pursue dispositions and other strategic transactions, which could be material. For example, we have announced a strategic review of our Marketing Technology Solutions, which may not result in a successful sale or other dispositions. Dispositions and other strategic transactions may not have the anticipated impact on our business, may negatively impact revenues and may make it difficult to generate cash flows to meet our cash requirements.
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
As of December 31, 2024, we had cash, cash equivalents and restricted cash of $135.8 million, $190.0 million of available borrowing capacity under our New Revolver (as defined in Part II. Item 7. “Management’s Discussion and Analysis of Results of Operation and Financial Condition - Liquidity and Capital Resources”) and $532.1 million outstanding under our Credit Facilities (as defined in Part II. Item 7. “Management’s Discussion and Analysis of Results of Operation and Financial Condition - Liquidity and Capital Resources”). To service this debt and any additional debt we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, including acquisition activity, as well as general economic, financial, competitive, regulatory and other factors beyond our control. There can be no assurance that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our debt and fund our other liquidity needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our debt instead of funding working capital, capital expenditures, acquisition activity or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less debt. There can be no assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the listing requirements of The Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.
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
We identified a material weakness in our internal control over financial reporting as of December 31, 2023 that has not been remediated as of December 31, 2024, as described in Part II, Item 9A. The material weakness identified in this Annual Report on Form 10-K relates to the lack of properly designed controls over certain of our order to cash revenue accounting processes. Specifically, adequate controls are not in place primarily as a result of (a) the lack of full system integration for certain of our order to cash systems and (b) control deficiencies within the manual controls designed to mitigate that risk. We have also previously identified a material weakness over internal control over financial reporting in the past.
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
Scrutiny on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.
Companies are subject to scrutiny by multiple stakeholders on climate change, human capital management, and a variety of other environmental, social and other sustainability (“ESG”) matters. Expectations regarding ESG initiatives and disclosures may result in increased costs, compliance or disclosure obligations, or other impacts to our business, financial condition, or results of operations.
While we may, from time to time, engage in certain voluntary initiatives (which may include disclosures, policies, and targets, among others) to improve the ESG profile of our operations and/or products or respond to stakeholder considers, such initiatives may be costly and may not have the desired effect. Expectations around companies’ management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. In particular, we may make statements or actions based on various frameworks, methodologies, or data that we believe to be reasonable but which may ultimately be determined to be erroneous or inconsistent with future regulatory requirements or best practices. Even if this is not the case, our current actions may subsequently be determined to be insufficient or not aligned to best practices by various stakeholders. If we are not effective in addressing ESG matters affecting our business, or setting and meeting relevant sustainability goals, we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation.
In addition, this emphasis on ESG matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. For example, various policymakers, such as the SEC, European Union and State of California, have adopted (or are considering adopting) requirements for companies to provide significantly expanded disclosures on, or take other actions regarding climate and/or other ESG topics. These requirements are not uniform across jurisdictions, and may be inconsistently applied, which can increase the complexity and cost of compliance, and increase the risk of enforcement or litigation relating to our ESG disclosures and initiatives. Moreover, some investors and financial institutions use ESG or sustainability scores, ratings or benchmarks to make financing, investment and voting decisions. Any reputational damage associated with ESG factors may also adversely impact our ability to recruit and retain employees, customers, and business partners. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts relating to certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Such ESG matters may also impact our suppliers, customers, capital providers, and other stakeholders, which may compound or cause new impacts on our business, financial condition, or results of operations.
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
U.S. and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws as imposing standards for the online collection, use and dissemination of data, through websites or otherwise, and as regulating the presentation of website content. However, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. At the state level, lawmakers continue to pass new laws concerning privacy and data security. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf.
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

Furthermore, the FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. The FTC has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and state Attorneys General to regulate the collection, use, storage, and disclosure of personal information, through websites or otherwise, and to regulate the presentation of website content.
Outside of the United States, many jurisdictions have laws or regulations dealing with the collection, use, sharing, or other processing of personal information, including laws in the European Economic Area (“EEA”), Canada, Middle East, Australia and South America. For example, the General Data Protection Regulation (“GDPR”), in the EEA and its equivalent in the United Kingdom (“UK”, and such equivalent, the “UK GDPR”), impose a strict data protection compliance regime (which will continue to be interpreted through guidance and decisions over the coming years. Failure to comply with these laws could result fines of up to the greater of €20 million ($22 million / £17 million) or 4% of global turnover, stop processing orders, or civil litigation.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.
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
The regulatory framework governing the use of AI Technologies is rapidly evolving, and we cannot predict how future legislation and regulation will impact our ability to offer products or services that we develop which leverage AI Technologies.
We use AI Technologies throughout our business and are making significant investments in this area. The regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, or standards may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies are expected to enter into force in the United States and the EU in 2024. In the United States, the Biden administration issued a broad Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence (the “2023 AI Order”) that sets out principles intended to guide AI design and deployment for the public and private sector and signals the increase in governmental involvement and regulation over AI Technologies. The 2023 AI Order established certain new requirements for the training, testing and cybersecurity of sophisticated AI models and large-scale compute centers used to train AI models. The 2023 AI Order also instructed several other federal agencies to promulgate additional regulations within specific timeframes from the date of the 2023 AI Order regarding the use and development of AI Technologies. Legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level.
In Europe, on May 21, 2024, the European Union legislators approved the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act, as well as developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.
It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
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
Information Blocking and Interoperability Rules. Federal rules implementing the 21st Century Cures Act require developers of certified EHRs and health IT products to adopt standardized application programming interfaces, which help individuals to securely and easily access structured and unstructured electronic health information formats using smartphones and other mobile devices. These rules create a potentially lengthy list of certification and maintenance of certification requirements that developers of EHRs and other health IT products must meet in order to maintain approved federal government certification status. Meeting and maintaining this certification status could require additional development costs. Under the 21st Century Cures Act, HHS has the regulatory authority to investigate and assess civil monetary penalties against health IT developers and/or providers found to be guilty of “information blocking.” Any failure to comply with these rules could have a material adverse effect on our business, results of operations and financial condition.
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
•other events or factors, including those resulting from war (including the ongoing war in Ukraine), pandemics or other public health crises, incidents of terrorism or responses to these events; and
•the other factors described in this “Risk Factors” section of this Annual Report on Form 10-K.
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
The parties to our sponsor stockholders agreement own approximately 83.0% of our common stock. We have agreed to nominate to our board of directors individuals designated by Providence Strategic Growth and Silver Lake in accordance with the sponsor stockholders agreement. Providence Strategic Growth and Silver Lake each retain the right to designate directors for so long as they beneficially own at least 5% of the aggregate number of shares of common stock outstanding. In addition, for so long as Providence Strategic Growth and Silver Lake collectively beneficially own at least 30% of the aggregate number of shares of common stock outstanding, certain actions by us or any of our subsidiaries require the prior written consent of each of Providence Strategic Growth and Silver Lake so long as such stockholder is entitled to designate at least two (2) directors for nomination to our board of directors. The actions that require prior written consent include: (i) change in control transactions, (ii) acquiring or disposing of assets or any business enterprise or division thereof for consideration in excess of $500.0 million in any single transaction or series of transactions, (iii) increasing or decreasing the size of our board of directors, (iv) terminating the employment of our chief executive officer or hiring a new chief executive officer, (v) initiating any liquidation, dissolution, bankruptcy or other insolvency proceeding involving us or any of our significant subsidiaries and (vi) any transfer, issue, issuance, sale or disposition of any shares of common stock, other equity securities, equity-linked securities or securities that are convertible into equity securities of us or our subsidiaries to any person or entity that is a non-strategic financial investor in a private placement transaction or series of transactions.
Even when the parties to our sponsor stockholders agreement cease to own shares of our stock representing a majority of the total voting power, for so long as the parties to such agreement continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. In addition, pursuant to the sponsor stockholder agreement, we are generally required to obtain the prior written consent of the parties to our sponsor stockholders agreement before we or our subsidiaries undertake certain actions. Accordingly, for such period of time, the parties to our sponsor stockholders agreement have significant influence with respect to our management, business plans and policies. In particular, for so long as the parties to our sponsor stockholders agreement continue to own a significant percentage of our stock, the parties to such agreement may be able to cause or prevent a change of control of our Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.
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
The parties to our stockholders agreements collectively own approximately 88.0% of our outstanding shares of common stock. In addition to the limitations on the sale and transfer of shares of common stock held by such stockholders as set forth in the stockholders agreements, subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act, for so long as such parties are deemed to be our affiliates, unless the shares to be sold are registered with the SEC. These stockholders are entitled to rights with respect to the registration of their shares. We are unable to predict with certainty whether or when such parties will sell a substantial number of shares of our common stock. The sale by the parties to our stockholders agreements of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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
Certain affiliates of Providence Strategic Growth and Silver Lake own approximately 83.0% of our common stock and are parties, among others, to the sponsor stockholders agreement. The parties to the sponsor stockholders agreement have agreed to vote, or cause to vote, all of their outstanding shares of our common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the director nominees designated by each party. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the rules of The Nasdaq Stock Market (“Nasdaq”). Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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
We rely on certain of the exemptions, namely the requirement that director nominations be made, or recommended, by the independent directors or by a nominations committee comprised entirely of independent directors. As long as we remain a “controlled company,” we may elect in the future to take advantage of any of these exemptions. As a result of any such election, our board of directors would not have a majority of independent directors, our compensation committee would not consist entirely of independent directors and our directors would not be nominated or selected by independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the rules of Nasdaq.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, the Dodd-Frank Act contains significant corporate governance and executive compensation related provisions that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and up to five years from the IPO. We intend to take advantage of this legislation for as long as we are permitted to do so. Once we become required to implement these requirements, we will incur additional compliance-related expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
We are, from time to time, subject to various litigation and legal proceedings. As a public company, we may be subject to proceedings across a variety of matters, including matters involving stockholder class actions, tax audits, unclaimed property audits and related matters, employment and others. For example, on January 31, 2024 plaintiff Vladimir Gusinsky Revocable Trust filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against the Company, members of its Board of Directors (the “Board”) and the other parties to its sponsor stockholders agreement, dated June 30, 2021, Providence Strategic Growth II L.P., Providence Strategic Growth II-A L.P., Providence Strategic Growth III L.P., SLA Eclipse Co-Invest, L.P., and SLA CM Eclipse Holdings, L.P. (collectively, the “Sponsor Stockholders”), captioned Vladimir Gusinsky Revocable Trust v. Remer et. al, Case No. 2024-0077-PAF (Del Ch.). The complaint generally alleges violations of Section 141(a) of the Delaware General Corporation Law (“DGCL”) by providing the Sponsor Stockholders with an approval right over the Board’s ability to hire or fire the Company’s Chief Executive Officer (the “CEO Approval Right”) on the basis that it unlawfully limits the Board’s authority to manage the business and affairs of the Company. The plaintiff seeks declaratory judgment that the CEO Approval Right is invalid and void, and other declaratory and equitable relief for the class and/or the Company including attorneys’ and experts’ witness fees and other costs and expenses. On June 14, 2024, the Company filed its opening brief in support of its Motion to Dismiss, and on July 15, 2024, Plaintiff opposed that motion. On July 16, 2024, the court entered a stipulation and order dismissing the director defendants from the action. On August 29, 2024, the remaining defendants, the Company and Sponsor Stockholders (collectively, “Defendants”), filed their reply in support of the Motion to Dismiss, and pursuant to a stipulation between the parties, Plaintiff filed a sur-reply on September 26, 2024, which Defendants filed a response to on October 10, 2024. On October 15, 2024, Defendants filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction, arguing that the claims alleged are not ripe for adjudication and on November 15, 2024 Plaintiff opposed that motion. On December 9, 2024, Defendants filed their reply in support of the Motion to Dismiss for Lack of Subject Matter Jurisdiction. On January 3, 2025, the Court entered a minute order deferring oral argument on the pending Motion to Dismiss until after the disposition of the appeal in Moelis & Company v. West Palm Beach Firefighters’ Pension Fund, Case No. 340, 2024 (Del. Supr.).
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
Our management team, including our Chief Information Security Officer (CISO)/Senior Vice President of Information Technology and Security (SVP), is responsible for assessing and managing, and mitigating cyber risk and security threats. The Security team has primary responsibility for our overall cybersecurity risk management program and supervises both internal cybersecurity personnel and external cybersecurity consultants and contractors. The Security team members have diverse experience in security strategy, architecture, and operations. Additionally, the CISO/SVP has more than 30 years’ experience leading transformative security and technology. The CISO/SVP has earned the following certifications: Certified Information Systems Manager, Department of Homeland Security, Certified Incident Command, Certified Technical Emergency Response Training, Certified Incident Response, and the penetration testing team leader holds Offensive Security Certified Professional and Certified Red Team Operator certifications and the additional Security Operations team members hold a Security + certification.
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
We also lease 12 additional office locations throughout the United States, two offices in Canada, and one office in Jordan, several of which include office spaces that are subleased to third parties. We do not own any real property.
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
Holders
As of March 7, 2025, there were 60 registered holders of record of our common stock.
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
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
During the quarter ended December 31, 2024, we repurchased $7.0 million in shares of our common stock under our stock repurchase program, including transaction fees and taxes. The stock repurchase activity under our stock repurchase program during the quarter ended December 31, 2024 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except per share and share amounts)

October 1, 2024 - October 31, 2024	318,818	$10.37	318,818	$36,132
November 1, 2024 - November 30, 2024	158,062	$11.29	158,062	$34,348
December 1, 2024 - December 31, 2024	146,191	$11.57	146,191	$32,656
Total	623,071		623,071
(1)On June 14, 2022, our Board approved a stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, and May 21, 2024, our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date for a total authorization to repurchase up to $200.0 million in shares of the Company’s common stock, and most recently, extended the expiration of the Repurchase Program through December 31, 2025.
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

The following graph and related information shows a comparison of the cumulative total return for our common stock, Nasdaq Composite Index and Nasdaq US Small Cap Software Index between July 1, 2021 (the date our common stock commenced trading on the Nasdaq) through December 31, 2024. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	7/1/21	12/31/21	12/31/22	12/31/23	12/31/24

EverCommerce Common Stock	$100.00	$89.49	$42.27	$62.67	$62.56
Nasdaq Composite Index	$100.00	$107.73	$72.07	$103.37	$132.97
Nasdaq US Small Cap Software Index	$100.00	$93.88	$57.85	$84.36	$105.33
Recent Sales of Unregistered Securities
The Company did not sell any equity securities during the year ended December 31, 2024 that were not registered under the Securities Act.
Item 6.
[Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to "EverCommerce Inc.," the “Company,” “we,” “us” and “our” refer to EverCommerce Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. An analysis of our results of operations and cash flows for the year ended December 31, 2022, including a discussion of the year ended December 31, 2023 as compared to the year ended December 31, 2022, has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
EverCommerce is a leading provider of integrated, vertically-tailored software-as-a-service (“SaaS”) solutions for service-based small- and medium-sized businesses (“service SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. Today, we serve more than 740,000 customers across three core verticals: EverPro for Home Services; EverHealth for Health Services; and EverWell for Wellness Services. Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as home improvement contractors and home maintenance technicians, to physician practices and therapists within Health Services, to salon owners within Wellness. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly specialized demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences.
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
•Marketing Technology Solutions: Our Marketing Technology Solutions work with our Customer Experience Solutions to help customers build their businesses by invigorating marketing operations and improving return on investment across the customer lifecycle. These solutions help businesses to manage campaigns, generate quality leads, increase conversion and repeat sales, improve customer loyalty and provide a polished brand experience. Our solutions include: custom website design, development and hosting, responsive web design, marketing campaign design and management, search engine optimization, paid search and display advertising, social media and blog automation, call tracking, review monitoring and marketplace lead generation, among others. In March 2025, the Company announced the evaluation of strategic alternatives for our Marketing Technology

Solutions with an expectation of a probable disposition by sale within the next 12 months. The Company expects to reflect Marketing Technology Solutions as discontinued operations beginning with its first quarter 2025 financial reporting.
We go to market with suites of solutions that are aligned to our three core verticals. Within each suite, our Business Management Software – the system of action at the center of a service business’ operation – is typically the first solution adopted by a customer. This vertically-tailored point-of-entry provides us with an opportunity to cross-sell adjacent products, previously offered as fragmented and disjointed point solutions by other software providers. This “land and expand” strategy allows us to acquire customers with key foundational solutions and expand into offerings via product development and acquisitions that cover all workflows and power the full scope of our customers’ businesses. This results in a self-reinforcing flywheel effect, enabling us to drive value for our customers and, in turn, improve customer stickiness, increase our market share and fuel our growth.
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
Our business benefits from attractive unit economics. Approximately 97% of our revenue was recurring or re-occurring in both of the years ended December 31, 2024 and 2023, and we maintained an annualized net revenue retention rate of approximately 91% and 93% for the quarters ended December 31, 2024 and 2023, respectively. Our annualized pro forma net revenue retention rate was equal to the annualized net revenue retention rate for the quarters ended December 31, 2024 and 2023, respectively. Excluding our marketing technology solutions, our annualized net revenue retention rate for our core software and payments solutions was approximately 96% and 98% for the quarters ended December 31, 2024 and 2023, respectively. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.
We calculate our annualized net revenue retention rate based on the average of the annualized net revenue retention rate calculated for each month during the twelve-month period as of the most recent quarter end. Our calculation of net revenue retention rate for any fiscal period includes the positive recurring and re-occurring revenue impacts of selling new solutions to existing customers and the negative impacts of contraction and attrition among this set of customers. The annualized net revenue retention rate for a particular month is calculated as the recurring or re-occurring revenue gained/lost from existing customers, less the recurring or re-occurring revenue lost from cancelled customers as a percentage of total recurring or re-occurring revenue during the corresponding month of the prior year. For existing customers, we consider customers that existed 11 or more months prior to the current month and that do not have an end date (i.e., cancelled relationship) on or after the first day of the current month. For example, the recurring or re-occurring revenue gained/lost from existing customers in November 2024 is the difference between the recurring or re-occurring revenue generated in November 2024 and the same such revenue generated in November 2023, for customers with a start date prior to December 1, 2023 and no end date or cancelled relationship on or after November 1, 2024. For cancelled customers, we examine customers that cancelled their relationships on or after the first day of the month that is 12 months prior to the current month and before the first day of the current month. For example, the recurring or reoccurring revenue lost from cancelled customers in November 2024 is the difference between the recurring or re-occurring revenue generated in November 2024 and the same such revenue generated in November 2023, for customers that cancelled on or after November 1, 2023 and before November 1, 2024. The annualized pro forma net revenue retention is calculated as the annualized net revenue retention rate adjusted as though acquisitions and dispositions that were closed during the prior period presented were closed on the first day of such period presented. Our annualized net revenue retention rate and pro forma net revenue retention rate may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of solutions, new acquisitions and dispositions and our ability to retain our customers. Our calculation of annualized net revenue retention rate and annualized pro forma net revenue retention rate may differ from similarly titled metrics presented by other companies.
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
Impact of Macroeconomic Climate
The macroeconomic climate has seen in the recent years, and may continue to see, pressure from global developments such as international geopolitical conflicts, increased tariffs and proposed tariffs between the United States and other nations, terrorism, pandemics or health crises, rising inflation, fluctuations in the value of the US Dollar, rising interest rates and supply chain disruptions. These developments have had and may continue to have an adverse effect on our revenues and demand for our products and services, as well as on our costs of doing business. We have taken and will continue to take actions to help mitigate the impact of these economic challenges, but there can be no assurance as to the effectiveness of our efforts going forward.
Sale of Fitness Solutions
On March 13, 2024, we entered into definitive sale and purchase agreements to sell our fitness solutions, comprised of North American Fitness and UK Fitness (“Fitness Solutions”), to Jonas Software (see Note 3. Acquisitions and Dispositions included in this Annual Report on Form 10-K). The sale of North American Fitness closed simultaneously with signing and the sale of UK Fitness closed July 1, 2024. The divestiture did not qualify for reporting as a discontinued operation and therefore, its results were included in our unaudited condensed consolidated financial statements included in this Annual Report on Form 10-K through the applicable date of sale. During the year ended December 31, 2024, we recognized losses of $4.9 million related to the sale of Fitness Solutions, which are included in loss on sale and impairments on our consolidated statements of operations and comprehensive loss included in this Annual Report on Form 10-K. During the year ended December 31, 2024, we recognized $6.4 million of goodwill impairment charges representing the allocated goodwill to Fitness Solutions, which is included in loss on sale and impairments on the consolidated statements of operations and comprehensive loss included in this Annual Report on Form 10-K.
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges.
Acquiring New Customers
Sustaining our growth requires continued adoption of our solutions by new customers. Through organic growth of our business, the number of customers on our platform increased to approximately 740,000 at the end of 2024. Excluding the customers associated with the sale of our fitness assets, we served more than 690,000 customers at the end of 2023 (see Note 3. Acquisitions and Dispositions included in this Annual Report on Form 10-K). We will continue to invest in our efficient go-to-market strategy as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our solutions from service SMBs.
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
Expanding into New Products and Micro-Verticals
Given our position in the service SMB ecosystem, as well as our relationships and level of engagement with our customers, we use insights gained through our customer relationships and lifecycle to identify additional solutions that are value-additive for our customers. These insights allow us to continually assess opportunities to develop or acquire solutions to further grow our business by expanding market share, cross-selling solutions and enhancing customer stickiness to improve customer retention. Additionally, we have completed acquisitions to enter new micro-verticals and geographies.
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
In 2024, we continued to invest in scalable operations, including vertical market leadership, and necessary functions to support operating as a public company, including Sarbanes-Oxley compliance. Additionally, we continued to evaluate our suite of solutions and strategic options to drive investment in our highest growth solutions while simplifying our business to align with our transformation initiatives, including the divestiture of Fitness Solutions. In 2025 and beyond, incremental investments will be needed to support the ongoing transformation of our business and infrastructure, including Sarbanes-Oxley compliance. As part of our transformation initiatives, we expect to continue to evaluate our suite of solutions and may pursue dispositions of non-core assets and other strategic transactions. In March 2025, the Company announced the evaluation of strategic alternatives for our Marketing Technology Solutions with an expectation of a probable disposition by sale in 2025. The Company expects to reflect Marketing Technology Solutions as discontinued operations beginning with its first quarter 2025 financial reporting.
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
Although we expect to continue to acquire companies and other assets in the future, such acquisitions pose a number of challenges and risks. For additional information, see Part I. Item 1A. “Risk Factors—Risks Related to Our Business—Our recent growth rates may not be sustainable or indicative of future growth,” “—We may be unsuccessful in achieving our objectives through acquisitions, dispositions or other strategic transactions” and “—Revenues and profits generated through acquisitions may be less than anticipated, and we may fail to uncover all liabilities of acquisition targets through the due diligence process prior to an acquisition, resulting in unanticipated costs, losses or a decline in profits, as well as potential impairment charges. Claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller’s indemnification obligations.”
Key Business and Financial Metrics
In addition to our results and measures of performance determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we believe the following key business and non-GAAP financial measures are useful in evaluating and comparing our financial and operational performance over multiple periods, identifying trends affecting our business, formulating business plans and making strategic decisions.

Pro Forma Revenue Growth Rate
Pro Forma Revenue Growth Rate is a key performance measure that our management uses to assess our consolidated operating performance from continuing operations over time. Management also uses this metric for planning and forecasting purposes.
Our year-over-year Pro Forma Revenue Growth Rate is calculated as though all acquisitions and divestitures completed as of the end of the latest period were closed as of the first day of the prior year period presented. In calculating Pro Forma Revenue Growth Rate, we add the revenue from acquisitions for the reporting periods prior to the date of acquisition (including estimated purchase accounting adjustments) and exclude revenue from divestitures for the reporting periods prior to the date of divestiture, and then calculate our revenue growth rate between the two reported periods. As a result, Pro Forma Revenue Growth Rate includes pro forma revenue from businesses acquired and excludes revenue from businesses divested during the period, including revenue generated during periods when we did not yet own the acquired businesses and excludes revenue prior to the divestiture of the business. In including such pre-acquisition revenue and excluding pre-divestiture revenue, Pro Forma Revenue Growth Rate allows us to measure the underlying revenue growth of our business as it stands as of the end of the respective period, which we believe provides insight into our then-current operations. Pro Forma Revenue Growth Rate does not represent organic revenue generated by our business as it stood at the beginning of the respective period. Pro Forma Revenue Growth Rates are not necessarily indicative of either future results of operations or actual results that might have been achieved had the acquisitions and divestitures been consummated on the first day of the prior year period presented. We believe that this metric is useful to investors in analyzing our financial and operational performance period over period and evaluating the growth of our business, normalizing for the impact of acquisitions and divestitures. This metric is particularly useful to management due to the number of acquired entities.
Our Revenue Growth Rate was 3.5% for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Total revenues include post-acquisition revenue from Kickserv, which was acquired August 10, 2023 (see Note 3. Acquisitions and Dispositions in this Annual Report on Form 10-K), of $3.0 million and $1.0 million during the years ended December 31, 2024 and 2023, respectively. Additionally, total revenues include pre-divestiture revenue from Fitness Solutions, which was divested in 2024 (see Note 3. Acquisitions and Dispositions in this Annual Report on Form 10-K), of $8.1 million and $23.7 million during the years ended December 31, 2024 and 2023, respectively. Our Pro Forma Revenue Growth rate was 5.7% for the year ended December 31, 2024, reflective of the underlying growth in our business as a result of new customers and providing more solutions to existing customers.
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

	Year Ended December 31,
	2024	2023
	(in thousands)

Revenue	$698,765	$675,369
Cost of revenues (exclusive of depreciation and amortization)	228,379	231,007
Amortization of developed technology	10,660	15,451
Amortization of capitalized software	10,258	8,412
Depreciation expense allocated to cost of revenue	867	1,177
Gross profit	448,601	419,322
Depreciation and amortization	21,785	25,040
Adjusted gross profit	$470,386	$444,362
Adjusted EBITDA
Adjusted EBITDA is calculated as net loss adjusted to exclude interest and other expense, net, income tax expense (benefit), depreciation and amortization, other amortization, stock-based compensation expense and transaction-related and other non-recurring or unusual costs. Other amortization includes amortization for capitalized contract acquisition costs. Transaction-related costs are specific deal-related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. Other non-recurring or unusual costs are expenses such as impairment charges, (gains) losses from divestitures, system implementation costs, executive separation costs, severance expense related to planned restructuring activities, and costs associated with integration and transformational improvements. Transaction-related and other non-recurring or unusual costs are excluded as they are not representative of our underlying operating performance.
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

	Year Ended December 31,
	2024	2023
	(in thousands)

Net loss	$(41,089)	$(45,620)
Adjusted to exclude the following:
Interest and other expense, net	35,559	46,407
Income tax expense	5,782	1,639
Depreciation and amortization	88,824	104,201
Other amortization	6,903	5,738
Stock-based compensation expense	26,491	25,559
Transaction-related and other non-recurring or unusual costs	54,531	17,695
Adjusted EBITDA	$177,001	$155,619

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
We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the mix of revenue between Subscription and Transaction Fees and Marketing Technology Solutions, labor costs, third-party expenses and acquisitions. In particular, Marketing Technology Solutions revenue generally has a higher cost of revenue as a percentage of revenue than our subscription and transaction fee revenue. For the year ended December 31, 2024, revenue from subscription and transaction fees increased 5.4% compared to the year ended December 31, 2023, whereas Marketing Technology Solutions revenue decreased 2.9%. To the extent our Marketing Technology Solutions revenue grows at a faster rate, whether by acquisition or otherwise, than our Subscription and Transaction Fees revenue, it could negatively impact our cost of revenues as a percentage of revenue.
Sales and Marketing
Sales and marketing expense consists primarily of employee costs for our sales and marketing personnel, including salaries, benefits, bonuses, stock-based compensation and sales commissions. Sales and marketing expenses also include advertising costs, travel-related expenses and costs to market and promote our products, direct customer acquisition costs, costs related to conferences and events and partner/broker commissions. Software and subscription services dedicated for use by our sales and marketing organization, and outside services contracted for sales and marketing purposes are also included in sales and marketing expense. Sales commissions that are incremental to obtaining a customer contract are deferred and amortized ratably over the estimated period of our relationship with that customer. We expect our sales and marketing expenses from continuing operations will increase in absolute dollars and may increase as a percentage of revenue for the foreseeable future as we continue to increase investments to support our growth.
Product Development
Product development expense consists primarily of employee costs for our product development personnel, including salaries, benefits, stock-based compensation and bonuses. Product development expenses also include third-party outsourced technology costs incurred in developing our platforms, and computer equipment, software and subscription services dedicated for use by our product development organization. We expect our product development expenses from continuing operations to increase in absolute dollars and increase as a percentage of revenue during 2025 as we continue to dedicate substantial resources to develop, improve and expand the functionality of our solutions.

General and Administrative
General and administrative expense consists of employee costs for our executive leadership, accounting, finance, legal, human resources and other administrative personnel, including salaries, benefits, bonuses and stock-based compensation. General and administrative expenses also include external legal, accounting and other professional services fees, rent, software and subscription services dedicated for use by our general and administrative employees and other general corporate expenses. We expect general and administrative expense from continuing operations to increase on an absolute dollar basis for the foreseeable future due to costs as a result of being a public company. As we are able to further scale our operations in the future, we would expect that general and administrative expenses would decrease as a percentage of revenue.
Depreciation and Amortization
Depreciation and amortization primarily relate to intangible assets, property and equipment and capitalized software.
Loss on Sale and Impairments
Loss on sale relates to the divestiture of Fitness Solutions. Impairments include goodwill impairment charges and operating lease impairments related to the Company’s decision to cease use of certain leased premises and sublease certain facilities.
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

Results of Operations
The following tables summarize key components of our results of operations for the year ended December 31, 2024 compared to the same period in 2023.
Comparison of the years ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023
	(in thousands)

Revenues:
Subscription and transaction fees	$548,344	$520,234
Marketing technology solutions	129,271	133,162
Other	21,150	21,973
Total revenues	698,765	675,369
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	228,379	231,007
Sales and marketing (1)	122,505	123,561
Product development (1)	79,673	75,614
General and administrative (1)	139,423	132,235
Depreciation and amortization	88,824	104,201
Loss on sale and impairments	39,709	6,325
Total operating expenses	698,513	672,943
Operating income	252	2,426
Interest and other expense, net	(35,559)	(46,407)
Net loss before income tax expense	(35,307)	(43,981)
Income tax expense	(5,782)	(1,639)
Net loss	$(41,089)	$(45,620)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)

Cost of revenues	$461	$464
Sales and marketing	1,184	1,672
Product development	2,055	2,273
General and administrative	22,791	21,150
Total stock-based compensation expense	$26,491	$25,559

Comparison of the years ended December 31, 2024 and 2023 (percentage of revenue)
The following table provides the key components of operating costs within our results of operations as a percentage of revenue for the year ended December 31, 2024 compared to the same period in 2023.

	Year Ended December 31,		Change
	2024	2023	%

Total Revenues	100.0%	100.0%	—%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	32.7%	34.2%	(1.5)%
Sales and marketing	17.5%	18.3%	(0.8)%
Product development	11.4%	11.2%	0.2%
General and administrative	20.0%	19.6%	0.4%
Depreciation and amortization	12.7%	15.4%	(2.7)%
Loss on sale and impairments	5.7%	0.9%	4.8%
Total operating expenses	100.0%	99.6%	0.4%
While revenue growth remains a key focus, we remain committed to continued expansion of gross margin, net income and Adjusted EBITDA through ongoing transformation initiatives. As a percentage of revenue, cost of revenues declined from 34.2% for the year ended December 31, 2023 to 32.7% for the year ended December 31, 2024, an improvement of approximately 150 basis points resulting in higher gross margin. Additionally, the combination of cost of revenue, sales and marketing, product development and general and administrative costs declined from 83.3% for the year ended December 31, 2023 to 81.6% for the year ended December 31, 2024, an improvement of approximately 170 basis points. A discussion on primary drivers of cost reductions resulting in improved margin follows in the subsequent sections.
Revenues

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)

Revenues:
Subscription and transaction fees	$548,344	$520,234	$28,110	5.4%
Marketing technology solutions	129,271	133,162	(3,891)	(2.9)%
Other	21,150	21,973	(823)	(3.7)%
Total revenues	$698,765	$675,369	$23,396	3.5%
Revenues increased $23.4 million, or 3.5%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The growth of revenue from subscription and transaction fees was 5.4% during the year ended December 31, 2024 as compared to the prior year period, while the changes in marketing technology solutions and other revenues experienced more volatility in revenue generation than the delivery of services through our system of actions. The majority of our revenue growth is attributable to the successful delivery of system of action capabilities to our SMBs in our verticals of home services, health and wellness. The subscription and transaction revenue increases during the year ended December 31, 2024 consist primarily of increases from (a) business management software and (b) billing and payment solutions. Business management software revenues drove a $24.8 million increase in subscription and transaction revenues due to an expansion in our number of customers, certain price increases across our portfolio, and an increase in rebate revenue from contracted suppliers due to growth of membership subscriptions in group purchasing programs. Billing and payment solutions revenues drove an increase of $3.3 million, which was primarily due to higher transaction volumes processed through our payment platforms, partially offset by lower revenue in 2024 due to the Fitness Solutions divestiture. Subscription and transaction revenues also include $3.0 million and $1.0 million of post-acquisition revenue from Kickserv for the years ended December 31, 2024 and 2023, respectively, and pre-divestiture revenue from Fitness Solutions of $8.0 million and $23.3 million for the years ended December 31, 2024 and 2023, respectively (see Note 3. Acquisitions and Dispositions in this Annual Report on Form 10-K). Marketing technology solutions revenues decreased $3.9 million during the year ended December 31, 2024, which was primarily due to a reduction in demand driven by decreases in consumer spending, partially offset by certain price increases and customer growth related to lead generation services. Other revenues decreased $0.8 million during the year ended December 31, 2024 driven by revenue related to project implementation and customer development services which did not recur in the current year.

Cost of Revenues

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)

Cost of revenues (exclusive of depreciation and amortization presented separately below)	$228,379	$231,007	$(2,628)	(1.1)%
Cost of revenues decreased by $2.6 million, or 1.1%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease is primarily comprised of a $5.7 million decrease in personnel and compensation expense, a $1.7 million reduction in outsourced services, and a $0.8 million reduction in lead generation and ad spend subject to resale to customers, partially offset by a $2.1 million increase in software hosting expense, a $1.9 million increase in application programming interface fees, and a $0.9 million increase in campaign mail expense.
Sales and Marketing

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)

Sales and marketing	$122,505	$123,561	$(1,056)	(0.9)%
Sales and marketing expenses decreased by $1.1 million, or 0.9%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was driven primarily by a $1.7 million reduction in personnel and compensation expense, a $1.2 million reduction in third-party commissions, partially offset by a $0.7 million increase in advertising, $0.8 million increase in outsourced services and $0.3 million in professional fees and consulting expenses.
Product Development

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)

Product development	$79,673	$75,614	$4,059	5.4%
Product development expenses increased by $4.1 million, or 5.4%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was a result of an additional $2.2 million of personnel and compensation expense, $2.0 million of outsourced services, and $1.6 million of software and tools, driven by investments in our technology and teams to support our various solutions as well as centralized security operations, information technology and cloud engineering. The increase was partially offset by a $1.5 million decrease in professional fees and consulting expenses.
General and Administrative

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)

General and administrative	$139,423	$132,235	$7,188	5.4%
General and administrative expenses increased by $7.2 million, or 5.4%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was driven primarily by an additional $4.4 million of personnel and compensation expense, a $2.4 million increase in software and tools, a $2.1 million increase in outsourced services, and a $1.6 million increase in stock-based compensation expense, partially offset by $2.5 million decrease in facility expense and $1.4 million decrease in bad debt expense.
Depreciation and Amortization

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)

Depreciation and amortization	$88,824	$104,201	$(15,377)	(14.8)%
Depreciation and amortization expenses decreased by $15.4 million, or 14.8%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The reduction in depreciation and amortization was driven primarily by the reduced rate of replacement assets resulting from a slowdown in business acquisitions. Specifically, the decrease was driven primarily by $16.3 million in lower intangible assets’ amortization and a decrease of $0.8 million of property and equipment depreciation, partially offset by $1.8 million of additional capitalized software amortization.
Loss on Sale and Impairments

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)

Loss on sale and impairments	$39,709	$6,325	$33,384	100.0%
During the fourth quarter 2024, in conjunction with our review of strategic alternatives for our Marketing Technology Solutions, we evaluated the recoverability of our marketing technology reporting unit and determined that the estimated fair value was insufficient to recover the net carrying value of the reporting unit resulting in an impairment of goodwill of approximately $28.1 million (see Note 20. Subsequent Event in this Annual Report on Form 10-K). In March 2024, we entered into definitive sale and purchase agreements to sell our Fitness Solutions (see Note 3. Acquisitions and Dispositions included in this Annual Report on Form 10-K). During the year ended December 31, 2024, we recognized losses of $4.9 million related to the sale of Fitness Solutions and $6.4 million of goodwill impairment charges representing the allocated goodwill to Fitness Solutions. During the fourth quarter 2023, we determined that the estimated fair value of our fitness asset group was insufficient to recover the net carrying value of the asset group resulting in an impairment of long-lived assets of approximately $5.1 million. Additionally, we ceased use of certain leased premises and subleased certain facilities resulting in an impairment charge of $0.4 million and $1.2 million to impair the right-of-use lease assets to their fair value during the years ended December 31, 2024 and 2023, respectively.
Interest and Other Expense, net

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)

Interest and other expense, net	$35,559	$46,407	$(10,848)	(23.4)%
Interest and other expense, net, decreased by $10.8 million, or 23.4%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023 with the changes primarily driven by volatility of interest rates and the associated impact on the fair value of interest rate swaps. The decrease for the year ended December 31, 2024 was driven primarily by an unrealized gain of $6.4 million on interest rate swaps, as compared to an unrealized loss of $2.0 million in the comparative period, a $2.1 million increase in interest income, and a decrease of $1.9 million in interest expense as a result of lower variable base interest rates on the Company’s Credit Facilities.

Income Tax Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)

Income tax expense	$(5,782)	$(1,639)	$(4,143)	252.8%
Income tax expense increased by $4.1 million, or 252.8%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, with the change driven primarily by an increase in U.S. federal and state income taxes and discrete items, including the sale of Fitness Solutions and the goodwill impairment of the marketing technology reporting unit.
Liquidity and Capital Resources
To date, our primary sources of liquidity have been net cash provided by operating activities, proceeds from equity issuances and proceeds from long-term debt.
We utilize liquidity for items such as strategic investments in the ongoing transformation of our business and infrastructure, our business acquisitions (such as Kickserv) and share repurchases authorized through our Repurchase Program. For a description of our recent acquisitions, see Note 3. Acquisitions and Dispositions in the notes to the consolidated financial statements included in this Annual Report on Form 10-K. Absent significant deterioration of market conditions, we expect that working capital requirements, capital expenditures, acquisitions, the Company’s Repurchase Program (as defined below), debt servicing and lease obligations will be our principal needs for liquidity going forward.
As of December 31, 2024, we had cash, cash equivalents and restricted cash of $135.8 million, $190.0 million of available borrowing capacity under our Revolver (as defined below) and $532.1 million outstanding under our Term Loan (as defined below). We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. If needed, additional funds may not be available on terms favorable to us, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part I, Item 1A.“Risk Factors.”
Cash Flows
The following table sets forth cash flow data:

	Year ended December 31,
	2024	2023
	(in thousands)

Net cash provided by operating activities	$113,163	$104,605
Net cash used in investing activities	(12,297)	(38,020)
Net cash used in financing activities	(59,614)	(66,630)
Effect of foreign currency exchange rate changes on cash	(1,649)	400
Net increase (decrease) in cash, cash equivalents and restricted cash	$39,603	$355
Cash Flow from Operating Activities
Net cash provided by operating activities was $113.2 million for the year ended December 31, 2024, compared to $104.6 million for the year ended December 31, 2023. Changes in net cash provided by operating activities resulted primarily from cash received from net sales within our subscription and transaction fees and marketing technology solutions. Other drivers of the changes in net cash provided by operating activities include payments for personnel expenses for our employees, costs related to delivering our services and products, partner commissions, advertising and interest on our long-term debt.
The increase in cash provided for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to an increase in cash collections from our subscription and transaction fees and marketing technology solutions, which includes revenues from payment processing of approximately $28.0 million and higher interest income of $2.0 million, partially offset by investments made to support the growth of our business including personnel expenses of $13.8 million, an increase in costs directly related to the delivery of our services and products of $7.0 million, and an increase in taxes of $1.4 million.
Cash Flow from Investing Activities
During the year ended December 31, 2024, net cash used in investing activities of $12.3 million was related primarily to costs to develop software of $17.4 million and $1.5 million for purchases of property and equipment, partially offset by proceeds from the sale of Fitness Solutions, net of transaction costs, cash and restricted cash sold for approximately $6.6 million.
During the year ended December 31, 2023, net cash used in investing activities of $38.0 million was related primarily to costs to develop software of $20.0 million, the acquisition of Kickserv, net of cash acquired, for approximately $15.0 million and $3.0 million for purchases of property and equipment.
Cash Flow from Financing Activities
During the year ended December 31, 2024, net cash used in financing activities of $59.6 million was related primarily to the repurchase and retirement of shares of our common stock of $57.7 million.
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
Credit Facilities
We are party to a credit agreement, as amended, that provides for one term loan for an aggregate principal amount of $550.0 million (“Term Loan”), a revolver with a capacity of $190.0 million (“Revolver”) and a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. These debt arrangements are collectively referred to herein as the “Credit Facilities”.
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
Effective as of July 1, 2023, borrowings under the Credit Facilities bear interest at the Company’s option at ABR plus an applicable rate, or at a forward-looking term rate based upon the secured overnight financing rate (“SOFR”), plus (i) (a) with respect to the Term Loan, credit spread adjustments of 0.11448%, 0.26161%, 0.42826% and 0.71513% for interest periods of one, three, six and twelve months, respectively, and (b) with respect to revolving loans, a credit spread adjustment of 0.0% (“Adjusted SOFR”) plus (ii) an applicable rate, in each case with such applicable rate based on the Company’s first lien net leverage ratio. The ABR represents the highest of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and the Adjusted SOFR for a one month interest period plus 1%. The applicable rate for the Term Loan and the Revolver was 3.0% for Adjusted SOFR borrowings and 2.0% for ABR borrowings, in each case subject to change based on our first lien net leverage ratio.
On December 13, 2024, the Company entered into an amendment (the “Amendment”) to the Credit Facilities to reduce the applicable margin and remove the credit spread adjustment from the existing Term Loan in their entirety in an aggregate principal amount of $533.5 million. Following the Amendment, the Term Loan bears interest, at the borrower’s election, at (x) a forward-looking term rate based upon SOFR plus an applicable margin of 2.50%, with a minimum forward-looking SOFR rate 0.50% or (y) ABR plus an applicable margin of 1.50%, with a minimum ABR of 1.50%, in each case, with no step-downs. The credit spread adjustment was removed in connection with the Amendment. The refinanced Term Loan priced at par and refinanced all of the existing term loans outstanding under the Credit Agreement immediately prior to giving effect to the Amendment.
Beginning in late 2022, we executed a series of three interest rate swaps (for total notional amounts of $425 million) to convert a portion of the floating rate component of our Term Loan to a fixed rate. Effective October 31, 2022, we entered into an interest rate swap agreement in connection with the Company’s Credit Facilities for a notional amount of $200.0 million (the “Initial Swap”). The Initial Swap has a term of five years with a fixed rate in the agreement of 4.212% as amended in June 2023. Additionally, effective March 31, 2023, the Company entered into a second interest rate swap agreement in connection with our Credit Facilities for a notional amount of $100.0 million (the “Second Swap”). The Second Swap has a term of approximately 4.5 years with a fixed rate in the agreement of 3.951%, as amended in June 2023. Additionally, effective September 20, 2024, the Company entered into a third interest rate swap agreement in connection with our Credit Facilities for a notional amount of $125.0 million (the “Third Swap”). The Third Swap has a term of approximately 3.0 years with a fixed rate in the agreement of 3.395%.
The Revolver has a variable commitment fee, which is based on our first lien leverage ratio. We expect the commitment fee to range from 0.25% to 0.375% per annum. We are obligated to pay a fixed fronting fee for letters of credit of 0.125% per annum.
Amounts borrowed under the Revolver may be repaid and re-borrowed through maturity of the Revolver in July 2026. The Term Loans mature in July 2028. The Term Loan may be repaid or prepaid but may not be re-borrowed.
As of December 31, 2024, there was $532.1 million outstanding under our Credit Facilities, all of which was related to the Term Loan as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loan was approximately 8.6% for the year ended December 31, 2024, excluding the effect of any interest rate swap agreements.
As of December 31, 2024, we were in compliance with the covenants under the Credit Facilities.
Stock Repurchase Program
On June 14, 2022, our Board approved a stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, and May 21, 2024, our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date for a total authorization to repurchase up to $200.0 million in shares of the Company’s common stock, and most recently extended the expiration of the Repurchase Program through December 31, 2025. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board. The Company expects to fund repurchases with existing cash on hand.
The Company repurchased and retired 5.7 million shares of common stock for $57.7 million, including transaction fees and taxes, during the year ended December 31, 2024. As of December 31, 2024, $32.7 million remains available under the Repurchase Program.
Contractual Obligations
Refer to Notes 9. Leases, 10. Long-Term Debt and 17. Commitments and Contingencies in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our operating lease, debt and contractual obligations, respectively.
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
Revenue Recognition
Revenues are derived from subscription and transaction fees, marketing technology solutions, and other revenues. We recognize revenue when our customers obtain control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In determining the total consideration that we expect to receive, we include variable consideration only to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty is resolved. There have not been any material changes during 2024 in the underlying estimates and assumptions in determining probability of variable consideration.
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
Goodwill and Intangible Assets Recoverability
We perform an impairment test annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill might not be fully recoverable. In accordance with applicable accounting guidance, a company can assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test or may elect to proceed directly to a quantitative goodwill impairment test. For the year ended December 31, 2023 the Company performed a quantitative assessment, which resulted in substantial excess of estimated fair value over net carrying value for each reporting unit. The qualitative annual impairment assessment for the year ended December 31, 2024 excluded the marketing technology reporting unit as discussed below. For the quantitative assessment, we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows over an extended period of time, long-term growth rates for the business and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. As part of the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. For the qualitative assessments, we reviewed factors including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in any key personnel, any changes in composition of carrying amount of our assets and changes in our stock price. There were no reasonable changes to the methods and assumptions that would have resulted in an impairment. In the future, if there are material changes in the underlying estimates and assumptions pertaining to the impairment assessment, the financial statements could be materially impacted. For the years ended December 31, 2023 and 2022, we determined that it was more likely than not that the fair value of each of our reporting units was more than the respective related carrying amounts, including goodwill, and therefore did not record any goodwill impairment.
The Company performed a qualitative annual impairment assessment for the year ended December 31, 2024 and 2022, which resulted in substantial excess of estimated fair value over net carrying value for each reporting unit, except for the marketing technology reporting unit for the year ended December 31, 2024 as further described below. As a result of this qualitative assessment for the year ended December 31, 2024, we performed a further quantitative evaluation for the marketing technology reporting unit.
During the fourth quarter 2024, in conjunction with our review of strategic alternatives for our Marketing Technology Solutions, and as a result of lower than expected financial performance and future forecasted growth rates we determined that the estimated fair value of our marketing technology reporting unit was insufficient to recover the net carrying value of the reporting unit resulting in an impairment of goodwill of approximately $28.1 million (see Note 20. Subsequent Event included in this Annual Report on Form 10-K). In connection with the definitive sale and purchase agreements to sell our fitness solutions, we tested the goodwill balance for impairment as of March 31, 2024 and recognized a goodwill impairment of $6.4 million representing the allocated goodwill for Fitness Solutions (see Note 3. Acquisitions and Dispositions included in this Annual Report on Form 10-K).
Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Indicators we reviewed included whether there was a significant decrease in market prices of our assets, a significant adverse change in the extent or manner in which our assets are being used, a significant adverse change in legal factors affecting our assets and a cash flow loss. During the fourth quarter 2023, we determined that the estimated fair value of our fitness asset group was insufficient to recover the net carrying value of the asset group resulting in an impairment of long-lived assets of approximately $5.1 million, of which $3.1 million was attributable to intangible assets. The Company did not identify indicators of impairment for the year ended December 31, 2022. In the future, if there are material changes in the underlying estimates and assumptions pertaining to the impairment assessment, the financial statements could be materially impacted.
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
The Company recorded an additional $13.0 million and $4.1 million in valuation allowance on our deferred tax assets in 2024 and 2023, respectively, using the aforementioned approach. The Company recorded $0.1 million and $0.2 million in unrecognized tax benefits for the years ended December 31, 2024 and 2023, respectively.
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
Interest rate risk
We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments. We have mitigated a majority of our market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility by entering into interest rate swap agreements, which cover $425.0 million of our $532.1 million outstanding under our Term Loan as of December 31, 2024. Following an amendment in December 2024, the Term Loan bears interest, at the borrower’s election, at (x) a forward-looking term rate based upon SOFR plus an applicable margin of 2.50%, with a minimum forward-looking SOFR rate 0.50% or (y) ABR plus an applicable margin of 1.50%, with a minimum ABR of 1.50%, in each case, with no step-downs. As of December 31, 2024, we had no amounts outstanding under our Revolving Loan.
Beginning in late 2022, we executed a series of three interest rate swaps (for total notional amounts of $425 million) to convert a portion of the floating rate component of our Term Loan to a fixed rate. Effective October 31, 2022, the Company entered into the Initial Swap in connection with the Company’s Credit Facilities for a notional amount of $200.0 million. The Initial Swap has a term of five years with a fixed rate in the agreement of 4.2120%, as amended in June 2023. Additionally, effective March 31, 2023, the Company entered into a Second Swap in connection with the Company’s Credit Facilities for a notional amount of $100.00 million. The Second Swap agreement has a term of approximately 4.5 years with a fixed rate in the agreement of 3.951%, as amended in June 2023. On September 20, 2024, the Company entered into a Third Swap in connection with the Company’s Credit Facilities for a notional amount of $125.0 million. The Third Swap agreement has a term of approximately 3.0 years with a fixed rate in the agreement of 3.395%.
Based on the outstanding balance of the Credit Facilities as of December 31, 2024, for every 100 basis point increase in the Adjusted SOFR rate, we would incur approximately $1.1 million of additional annual interest expense.
Foreign currency exchange risk
We have foreign currency risks related to certain of our foreign subsidiaries, primarily in Canada, Jordan, the United Kingdom, New Zealand and Australia. The functional currencies of our significant foreign operations include the Canadian dollar, Great British pound, Australian dollar and the New Zealand dollar. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of EverCommerce Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EverCommerce Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Denver, Colorado
March 13, 2025

EverCommerce Inc.
Consolidated Balance Sheets
(in thousands, except per share and share amounts)

	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$135,782	$92,609
Restricted cash	—	3,570
Accounts receivable, net of allowance for expected credit losses of $5.5 million and $6.2 million at December 31, 2024 and 2023, respectively	40,155	45,417
Contract assets	13,313	16,117
Prepaid expenses and other current assets	29,064	22,434
Total current assets	218,314	180,147
Property and equipment, net	6,658	9,734
Capitalized software, net	43,666	42,511
Other non-current assets	39,486	42,722
Intangible assets, net	226,840	315,519
Goodwill	886,304	927,431
Total assets	$1,421,268	$1,518,064
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,041	$8,638
Accrued expenses and other	58,499	66,265
Deferred revenue	25,116	24,082
Customer deposits	13,570	12,891
Current maturities of long-term debt	5,500	5,500
Total current liabilities	110,726	117,376
Long-term debt, net of current maturities and deferred financing costs	522,442	526,696
Other non-current liabilities	37,274	47,956
Total liabilities	670,442	692,028
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 183,725,236 and 186,934,031 shares issued and outstanding at December 31, 2024 and 2023, respectively	2	2
Accumulated other comprehensive loss	(14,318)	(8,017)
Additional paid-in capital	1,426,206	1,454,026
Accumulated deficit	(661,064)	(619,975)
Total stockholders’ equity	750,826	826,036
Total liabilities and stockholders’ equity	$1,421,268	$1,518,064
The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)

	Year Ended December 31,
	2024	2023	2022

Revenues:
Subscription and transaction fees	$548,344	$520,234	$465,345
Marketing technology solutions	129,271	133,162	134,596
Other	21,150	21,973	20,805
Total revenues	698,765	675,369	620,746
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	228,379	231,007	217,375
Sales and marketing	122,505	123,561	119,059
Product development	79,673	75,614	71,622
General and administrative	139,423	132,235	132,483
Depreciation and amortization	88,824	104,201	110,801
Loss on sale and impairments	39,709	6,325	—
Total operating expenses	698,513	672,943	651,340
Operating income (loss)	252	2,426	(30,594)
Interest and other expense, net	(35,559)	(46,407)	(33,902)
Net loss before income tax (expense) benefit	(35,307)	(43,981)	(64,496)
Income tax (expense) benefit	(5,782)	(1,639)	4,680
Net loss	(41,089)	(45,620)	(59,816)
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain, net	(6,301)	2,181	(8,431)
Comprehensive loss	$(47,390)	$(43,439)	$(68,247)

Basic and diluted net loss per share attributable to common stockholders	$(0.22)	$(0.24)	$(0.31)
Basic and diluted weighted-average shares of common stock outstanding used in computing net loss per share	184,897,709	188,938,892	194,624,968

The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2022	195,384	$2	$1,500,643	$(513,230)	$(1,767)	$985,648
Issuance of common stock for Employee Stock Purchase Plan	502	—	3,366	—	—	3,366
Common stock issued upon vesting of restricted stock units	162	—	—	—	—	—
Stock-based compensation	—	—	26,818	—	—	26,818
Stock option exercises	351	—	1,819	—	—	1,819
Repurchase and retirement of common stock	(4,952)	—	(42,994)	—	—	(42,994)
Release of valuation allowance related to prior equity transactions	—	—	283	—	—	283
Foreign currency translation loss, net	—	—	—	—	(8,431)	(8,431)
Net loss	—	—	—	(59,816)	—	(59,816)
Balance at December 31, 2022	191,447	$2	$1,489,935	$(573,046)	$(10,198)	$906,693
Issuance of common stock for Employee Stock Purchase Plan	550	—	3,550	—	—	3,550
Common stock issued upon vesting of restricted stock units	1,335	—	—	—	—	—
Stock-based compensation	—	—	25,559	—	—	25,559
Stock option exercises	482	—	2,603	—	—	2,603
Repurchase and retirement of common stock including taxes	(6,880)	—	(67,621)	—	—	(67,621)
Adoption of ASC 326, Current Expected Credit Losses	—	—	—	(1,309)	—	(1,309)
Foreign currency translation gain, net	—	—	—	—	2,181	2,181
Net loss	—	—	—	(45,620)	—	(45,620)
Balance at December 31, 2023	186,934	$2	$1,454,026	$(619,975)	$(8,017)	$826,036
Issuance of common stock for Employee Stock Purchase Plan	409	—	3,310	—	—	3,310
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	1,437	—	(3,824)	—	—	(3,824)
Stock-based compensation	—	—	26,491	—	—	26,491
Stock option exercises	653	—	4,112	—	—	4,112
Repurchase and retirement of common stock, including taxes	(5,708)	—	(57,909)	—	—	(57,909)
Foreign currency translation loss, net	—	—	—	—	(7,298)	(7,298)
Disposition of Fitness Solutions	—	—	—	—	997	997
Net loss	—	—	—	(41,089)	—	(41,089)
Balance at December 31, 2024	183,725	$2	$1,426,206	$(661,064)	$(14,318)	$750,826
The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2024	2023	2022

Cash flows provided by operating activities:
Net loss	$(41,089)	$(45,620)	$(59,816)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88,824	104,201	110,801
Stock-based compensation	26,491	25,559	26,818
Deferred taxes	2,734	(1,657)	(7,477)
Amortization of deferred financing costs and non-cash interest	1,640	1,651	2,093
Loss on sale and impairments	39,720	6,325	—
Bad debt expense	4,660	6,016	5,578
(Gain) loss on interest rate swap valuation adjustments	(6,384)	1,996	2,893
Other non-cash items	2,403	742	1,854
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(319)	(5,011)	(13,206)
Prepaid expenses and other current assets	(2,230)	(2,261)	(3,823)
Other non-current assets	1,987	4,183	4,937
Accounts payable	(254)	179	(1,868)
Accrued expenses and other	(3,388)	10,423	3,076
Deferred revenue	1,760	868	160
Other non-current liabilities	(3,392)	(2,989)	(7,218)
Net cash provided by operating activities	113,163	104,605	64,802
Cash flows used in investing activities:
Purchases of property and equipment	(1,462)	(3,037)	(2,566)
Capitalization of software costs	(17,445)	(20,043)	(15,514)
Proceeds from disposition of fitness solutions, net of transaction costs, cash and restricted cash	6,610	—	—
Acquisition, net of cash acquired	—	(14,940)	—
Net cash used in investing activities	(12,297)	(38,020)	(18,080)
Cash flows used in financing activities:
Payments on long-term debt	(5,500)	(5,500)	(9,500)
Exercise of stock options	4,112	2,603	1,819
Proceeds from common stock issuance for Employee Stock Purchase Plan	3,310	3,550	3,366
Employee taxes paid for RSU withholdings	(3,824)	—	—
Repurchase and retirement of common stock	(57,712)	(67,283)	(42,994)
Net cash used in financing activities	(59,614)	(66,630)	(47,309)
Effect of foreign currency exchange rate changes on cash	(1,649)	400	(1,148)
Net increase (decrease) in cash and cash equivalents and restricted cash	39,603	355	(1,735)
Cash, cash equivalents and restricted cash:
Beginning of period	96,179	95,824	97,559
End of period	$135,782	$96,179	$95,824

Supplemental disclosures of cash flow information:
Cash paid for interest	$45,548	$46,011	$30,077
Cash paid for income taxes	$4,549	$3,107	$2,511

The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business
EverCommerce Inc. and subsidiaries (the “Company” or “EverCommerce”) is a leading provider of integrated software as a service (“SaaS”) solutions or services for service based small and medium sized businesses (“service SMBs”). Our platforms span across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. As of December 31, 2024, the Company served more than 740,000 customers across three core verticals: EverPro for Home Services; EverHealth for Health Services; and EverWell for Wellness Services. Within the core verticals, customers operate within numerous micro-verticals, ranging from home service professionals, such as construction contractors and home maintenance technicians, to physician practices and therapists in the Health Services industry, to salon owners in the Wellness sectors. The platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly nuanced demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. The Company is headquartered in Denver, Colorado, and has operations across the United States, Canada, Jordan, United Kingdom, Australia and New Zealand.
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
On March 13, 2024, the Company entered into definitive sale and purchase agreements to sell our fitness solutions to Jonas Fitness Portfolio Holdco Inc. (“Jonas Software”) (see Note 3. Acquisitions and Dispositions). The sale of American Service Finance LLC., ASF Payment Solutions ULC and Technique Fitness Inc. (collectively, “North American Fitness”), closed simultaneous with signing. The sale of EverCommerce UK, including wholly-owned subsidiaries Fitii UK (MyPTHub and MyPTHub LLC) and ClubWise UK and its wholly-owned subsidiary ClubWise Australia (collectively, “UK Fitness” and together with North American Fitness, “Fitness Solutions”), closed on July 1, 2024. The divestiture did not qualify for reporting as a discontinued operation. As a result, our unaudited condensed consolidated financial statements include the results of North American Fitness and UK Fitness for all periods through the applicable date of sale.
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate or other appropriate measures of fair value. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored.
Impairment of Long-Lived Assets
During the fourth quarter of 2023, the Company evaluated the recoverability of our fitness asset group. As a result of our evaluation, we determined that the estimated fair value of our fitness asset group was insufficient to recover the net carrying value of the asset group resulting in an impairment charge of approximately $5.1 million during the three months ended December 31, 2023, of which $3.1 million related to intangible assets. Additionally, the Company ceased use of certain leased premises and subleased certain facilities resulting in an impairment charge of $1.2 million to impair the right-of-use lease assets to their fair value during the year ended December 31, 2023. The impairment charges are recorded in impairment expense on the consolidated statements of operations and comprehensive loss. There were no impairments of long-lived assets during the years ended December 31, 2024 and 2022 other than the abandonment of certain features of its capitalized software as more fully described in Note 8. Capitalized Software.
Goodwill
Goodwill represents the excess of purchase price over amounts allocated to identifiable assets acquired and liabilities assumed in business combinations. The carrying value of goodwill is evaluated for impairment at least annually or more frequently whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. The Company performs an annual impairment review of its goodwill balance during the fourth quarter or more frequently if business factors indicate. Prior to performing a quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of the reporting unit exceeds its carrying value. In the event the Company determines that it is more likely than not the carrying value of a reporting unit is higher than its estimated fair value, quantitative testing is performed comparing recorded values to estimated fair values. Alternatively, the Company may perform a quantitative assessment for the annual review of recoverability rather than a qualitative assessment. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. During 2024, we recognized $34.5 million of goodwill impairment charges, which are included in loss on sale and impairments on the consolidated statements of operations and comprehensive loss. During the fourth quarter of 2024, in conjunction with our review of strategic alternatives for our marketing technology solutions, the Company evaluated the recoverability of our marketing technology reporting unit. As a result of our evaluation, we determined that the estimated fair value of our marketing technology reporting unit was insufficient to recover the net carrying value of the reporting unit resulting in an impairment charge of approximately $28.1 million during the three months ended December 31, 2024 (see Note 20. Subsequent Event). Additionally, we recognized $6.4 million of goodwill impairment charges representing the allocated goodwill to Fitness Solutions (see Note 3. Acquisitions and Dispositions). We did not incur any goodwill impairment losses during the years ended December 31, 2023 and 2022.
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
be shorter than the stated term.
•SaaS and related support services: Revenues from the sale of hosted software applications and related support services are generally recognized ratably over the contractual period that the services are delivered, beginning on the date the service is made available to customers. Revenue is recognized ratably because the customer simultaneously receives and consumes the benefits of the services throughout the contract period. Contracts are generally fixed price and may be invoiced on a monthly, quarterly or annual basis, with standard payment terms ranging from due upon receipt to 30 days.
•License and related support services: Revenues from the sale of distinct on-premise licenses are generally recognized at the point in time when the software is made available to the customer to download or use. Revenues from the sale of license related support services are generally recognized ratably over the contractual period that the services are delivered. Within these arrangements, the Company is obligated to make the support services available continuously throughout the contract and the customer simultaneously receives and consumes the benefit of making these services available throughout the contract period. Contracts are generally fixed price and may be invoiced on a monthly, quarterly or annual basis, with standard payment terms ranging from due upon receipt to 30 days. The timing of revenue recognition may differ from the timing of invoicing customers due to the existence of these invoicing practices as well as the requirement to recognize revenue on a relative stand-alone selling price basis.
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
Standard payment terms for these arrangements range from due upon receipt to 30 days. Contract terms for other revenue arrangements are generally short-term, with stated contract terms that are less than one year.
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
Advertising
We expense the cost of advertising as incurred, which is primarily for internet-based advertising to market our products and services. For the years ended December 31, 2024, 2023 and 2022, advertising expenses included in sales and marketing expenses on the consolidated statements of operations and comprehensive loss were $24.4 million, $23.7 million and $21.4 million, respectively.
Stock-based Compensation
We measure stock-based compensation awards made to employees and directors based on the estimated grant date fair value of the awards and recognize the compensation expense on a straight-line basis over the applicable service period. We use the Black-Scholes option-pricing model to estimate the fair value of options granted with time-based vesting and performance-based vesting terms, respectively, which requires the use of assumptions, including the fair value of the common stock, expected volatility, expected term, risk-free interest rate and expected dividends. We estimate expected volatility based on the historical volatility of our common stock. The expected term represents the estimated average period of time that the option will remain outstanding using the “simplified”

EverCommerce Inc.
Notes to Consolidated Financial Statements
method that measures the expected term as the average of the vesting period and the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on history and the expectation of paying no dividends.
We estimate forfeitures at the date of grant and adjust these estimates to actual forfeitures as they occur. These assumptions involve inherent uncertainties including market conditions and employee behavior that are generally outside of the Company’s control. Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest.
Income Taxes
The Company is a C corporation for federal income tax purposes. Deferred taxes are provided whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company's total provision for taxes includes income taxes on the Company's corporate subsidiaries. The Tax Cuts and Jobs Act of 2017 ("TCJA") subjects a U.S. shareholder to current tax on global intangible low-taxed income ("GILTI") earned by foreign subsidiaries. The Company accounts for GILTI as a period cost as incurred.
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
Net Loss per Share Attributable to Common Stockholders
The Company computes basic net loss per share attributable to its common stockholders by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive.
Foreign Currency Translation
The functional currency of our foreign subsidiaries is primarily the local currency in which the entity is located. The financial results of all subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars upon consolidation. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the current exchange rate in effect as of the date of the consolidated balance sheets (the “Spot Rate”). Revenues and expenses are translated at the average exchange rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are included in the cumulative currency translation adjustments in accumulated other comprehensive loss in stockholders’ equity. The functional currencies of the Company’s significant foreign operations include the Canadian dollar, Great British Pound, Australian dollar and New Zealand dollar.
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
Accounting pronouncements issued and adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the CODM, an amount and description of the composition of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all prior periods presented in the financial statements. The Company adopted this ASU for the year ending December 31, 2024, which resulted in Note 19. Segment Reporting included within the Notes to the Consolidated Financial Statements.
Accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update is intended to improve transparency of income tax disclosure by requiring consistent categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in this update are effective for annual periods beginning after December 15, 2024 with early adoption permitted. The amendments in this update should be applied on a prospective basis with retrospective application permitted. The Company is currently evaluating the impact of adopting this update on its consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Public companies will be required to disclose the amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and selling expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting the amendments in this update on its consolidated financial statements and disclosures.
Note 3. Acquisitions and Dispositions
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
Fitness Solutions Disposition
On March 13, 2024, the Company entered into definitive sale and purchase agreements to sell its fitness solutions to Jonas Software. The sale of North American Fitness closed simultaneously with signing and the sale of UK Fitness closed July 1, 2024. The divestiture did not qualify for discontinued operations. During the year ended December 31, 2024, the Company recognized losses of $4.9 million, related to the sale of Fitness Solutions, which are included in loss on sale and impairments on our consolidated statements of operations and comprehensive loss. Additionally, the Company recognized $6.4 million of goodwill impairment charges representing the allocated goodwill to Fitness Solutions, which is included in loss on sale and impairments in the consolidated statements of operations and comprehensive loss.
Note 4. Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)

By pattern of recognition (timing of transfer of services):
Point in time	$56,545	$61,445	$56,056
Over time	642,220	613,924	564,690
Total	$698,765	$675,369	$620,746
By Geographical Market:
United States	$636,566	$614,782	$567,041
International	62,199	60,587	53,705
Total	$698,765	$675,369	$620,746

EverCommerce Inc.
Notes to Consolidated Financial Statements
Contract Balances
Supplemental balance sheet information related to contracts from customers as of:

	December 31,
	2024	2023
	(in thousands)

Accounts receivables	$40,155	$45,417
Contract assets	$13,313	$16,117
Deferred revenue	$25,116	$24,082
Customer deposits	$13,570	$12,891
Long-term deferred revenue	$845	$2,168
Accounts receivable, net: Accounts receivable, net of allowance for expected credit losses, represent rights to consideration in exchange for products or services that have been transferred by us, when payment is unconditional and only the passage of time is required before payment is due.
Contract assets: Contract assets represent rights to consideration in exchange for products or services that have been transferred (i.e., the performance obligation or portion of the performance obligation has been satisfied), but payment is conditional on something other than the passage of time. These amounts typically relate to contracts with the suppliers within our group purchasing programs for which payment is received at least one quarter in arrears from the service period. They also relate to contracts that include on-premise licenses and professional services where the right to payment is not present until completion of the contract or achievement of specified milestones and the fair value of products or services transferred exceed this constraint.
These amounts typically relate to contracts that include on-premise licenses and professional services where the right to payment is not present until completion of the contract or achievement of specified milestones and the fair value of products or services transferred exceed this constraint.
Contract liabilities: Contract liabilities, or deferred revenue, represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Long-term deferred revenue is included within other non-current liabilities on the consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2023 was $24.1 million for the year ended December 31, 2024. Revenue recognized from the contract liability balance at December 31, 2022 was $22.9 million for the year ended December 31, 2023.
Customer deposits: Customer deposits relate to payments received in advance for contracts, which allow the customer to terminate a contract and receive a pro rata refund for the unused portion of payments received to date.
Accounts Receivable
Activity in our allowance for expected credit losses is as follows for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Allowances for expected credit losses, beginning of year	$6,183	$4,670
Beginning balance adjustment due to implementation of the new credit loss standard	—	1,309
Bad debt expense	4,660	6,016
Write-offs, net of recoveries	(5,175)	(5,812)
Disposition of Fitness Solutions	(141)	—
Allowance for expected credit losses, end of year	$5,527	$6,183
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Contracts that include 30-day termination rights are considered to be contracts with a term of one month

EverCommerce Inc.
Notes to Consolidated Financial Statements
and are therefore excluded from remaining performance obligations. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription and marketing technology solutions revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of December 31, 2024 was $20.2 million. The Company expects to recognize approximately 60% of its remaining performance obligations as revenue within the next year, 29% of its remaining performance obligations as revenue the subsequent year, 9% of its remaining performance obligations as revenue in the third year, and the remainder during the two-year period thereafter.
Cost to Obtain and Fulfill a Contract
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s consolidated balance sheets. The costs to obtain contracts are amortized over five years, which corresponds with the useful life of the related technology. Short-term assets were $10.2 million and $8.6 million at December 31, 2024 and 2023, respectively, and long-term assets were $18.5 million and $17.9 million at December 31, 2024 and 2023, respectively. The Company recorded $6.7 million, $5.7 million and $4.3 million of amortization expense related to assets for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in sales and marketing expense on the consolidated statements of operations and comprehensive loss, as well as $3.1 million, $2.3 million and $1.7 million, respectively, which is included in cost of revenues expense on the consolidated statements of operations and comprehensive loss.
Note 5. Goodwill
Goodwill activity for the years ended December 31, 2024 and 2023 (in thousands):

Balance, January 1, 2023	$914,082
Acquired goodwill	12,497
Effect of foreign currency exchange rate changes	852
Balance, December 31, 2023	927,431
Impairments	(34,468)
Effect of foreign currency exchange rates	(6,659)
Balance, December 31, 2024	$886,304
During the fourth quarter of 2024, in conjunction with our review of strategic alternatives for our marketing technology solutions, the Company evaluated the recoverability of our marketing technology reporting unit and determined that the estimated fair value was insufficient to recover the net carrying value of the reporting unit resulting in an impairment charge of approximately $28.1 million during the three months ended December 31, 2024 (see Note 20. Subsequent Event). Additionally, we recognized $6.4 million of goodwill impairment charges representing the allocated goodwill to Fitness Solutions (see Note 3. Acquisitions and Dispositions). Goodwill impairment charges are included in loss on sale and impairments on the consolidated statements of operations and comprehensive loss. There has been no other impairment of goodwill.
Note 6. Intangible Assets
Intangible assets consisted of the following as of:

	December 31, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	5-20 years	$574,362	$376,010	$198,352
Developed technology	5-12 years	102,395	83,878	18,517
Trade names	3-10 years	37,287	27,325	9,962
Non-compete agreements	5 years	2,376	2,367	9
Total		$716,420	$489,580	$226,840

EverCommerce Inc.
Notes to Consolidated Financial Statements

	December 31, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships (1)	3-20 years	$605,908	$336,558	$269,350
Developed technology (1)	2-12 years	106,482	74,717	31,765
Trade names (1)	3-10 years	38,627	24,293	14,334
Non-compete agreements	2-5 years	2,408	2,338	70
Total		$753,425	$437,906	$315,519
(1)During the quarter ended December 31, 2023, we recognized an impairment charge including $2.7 million of customer relationships, $0.3 million of developed technology and $0.1 million of trade names included in impairment expense on the consolidated statements of operations and comprehensive loss (see Note 2. Summary of Significant Accounting Policies).
Amortization expense was $74.9 million, $91.2 million and $101.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The weighted average remaining useful life of intangible assets acquired is 7.2 years, 8.6 years and 9.6 years for the years ended December 31, 2024, 2023 and 2022, respectively.
In determining the useful life for each category of intangible asset, the Company considered the following: the expected use of the intangible, the longevity of the brand and considerations for obsolescence, demand, competition and other economic factors.
Amortization expense for the Company’s intangible assets are as follows (in thousands):

Year Ended December 31,
2024	$59,206
2025	46,094
2026	35,372
2027	28,082
2028	19,651
Thereafter	38,435
Total amortization expense for the Company’s intangible assets	$226,840
Note 7. Property and Equipment
Property and equipment consisted of the following as of:

	December 31,
	2024	2023
	(in thousands)

Computer equipment and software	$12,002	$11,628
Furniture and fixtures	3,332	3,794
Leasehold improvements	10,565	11,756
Total property and equipment	25,899	27,178
Less accumulated depreciation	(19,241)	(17,444)
Property and equipment, net	$6,658	$9,734
Depreciation expense was $3.6 million, $4.6 million and $4.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the three months ended December 31, 2023, we recorded an impairment charge of $0.2 million to leasehold improvements, which is included in impairment expense on our consolidated statements of operations and comprehensive loss (see Note 2. Summary of Significant Accounting Policies).

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 8. Capitalized Software
Capitalized software consisted of the following as of:

	December 31,
	2024	2023
	(in thousands)
Capitalized software	$71,329	$64,137
Less accumulated amortization	(27,663)	(21,626)
Capitalized software, net	$43,666	$42,511
Amortization expense was $10.3 million, $8.4 million and $5.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the ordinary course of business, the Company may determine that certain capitalized features of its software will no longer be used either internally or to deliver value to its customers. During the years ended December 31, 2024, 2023 and 2022, we recorded a charge of $0.8 million, $0.6 million and $1.2 million, respectively, related to capitalized costs associated with abandoned projects, which were included in general and administrative expense on the consolidated statements of operations and comprehensive loss.
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
The components of lease expense are as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating lease cost	$4,209	$6,419
Variable lease cost	2,434	2,046
Short-term lease cost	448	356
Total lease cost	$7,091	$8,821

The Company ceased use of certain leased premises and subleased certain facilities resulting in impairment charges of $0.4 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively, to impair ROU lease assets to their fair value. During the three months ended December 31, 2023, we recorded a $0.6 million impairment charge related to ROU lease assets, which is included in loss on sale and impairments on our consolidated statement of operations and comprehensive loss (see Note 2. Summary of Significant Accounting Policies).
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)

Cash paid for operating lease liabilities	$4,658	$6,218
Operating lease assets obtained in exchange for operating lease liabilities	$1,078	$1,602

Supplemental balance sheet information, included in other non-current assets, accrued expenses and other and other non-current liabilities on the consolidated balance sheet, related to leases is as follows:

EverCommerce Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024	2023
	(in thousands)

Operating lease right-of-use assets	$10,944	$15,861

Current operating lease liabilities	3,443	3,789
Long-term operating lease liabilities	13,568	19,400
Total operating lease liabilities	$17,011	$23,189
At December 31, 2024 and 2023, the weighted average remaining lease term for operating leases was 4.93 years and 5.75 years, and the weighted average discount rate was 5.2% and 5.1%, respectively.
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of December 31, 2024 is as follows (in thousands):

Year ended December 31,
2025	$4,502
2026	4,294
2027	3,441
2028	2,773
2029	2,481
Thereafter	2,254
Total lease payments	19,745
Less: imputed interest	2,734
Total present value of lease liabilities	$17,011
Note 10. Long-Term Debt
Long-term debt consisted of the following as of :

	December 31,
	2024	2023
	(in thousands)

Term notes with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 2.50%(1) (6.85701% at December 31, 2024) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2028	$532,125	$537,625
Revolver with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 3.25% (6.85701% at December 31, 2024), and outstanding balance due July 2026	—	—
Principal debt	532,125	537,625
Deferred financing costs on long-term debt	(3,069)	(3,983)
Discount on long-term debt	(1,114)	(1,446)
Total debt	527,942	532,196
Less current maturities	5,500	5,500
Long-term portion	$522,442	$526,696
(1) Prior to December 13, 2024, the applicable rate for the Term Loans was 3.00% for Adjusted SOFR borrowings. See below for further details regarding the amendments to the Credit Facilities.
The Company is party to a credit agreement, as amended, that provides for one term loan for an aggregate principal amount of $550.0 million (the “Term Loan”), a revolver with a capacity of $190.0 million (the “Revolver”) and a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. These debt arrangements are collectively referred to herein as the “Credit Facilities”.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Effective as of July 1, 2023, borrowings under the Credit Facilities bear interest at the Company’s option at ABR plus an applicable rate, or at a forward-looking term rate based upon the secured overnight financing rate (“SOFR”), plus (i) (a) with respect to the Term Loan, credit spread adjustments of 0.11448%, 0.26161%, 0.42826% and 0.71513% for interest periods of one, three, six and twelve months, respectively, and (b) with respect to revolving loans, adjusted SOFR of 0.0% plus (ii) an applicable rate, in each case with such applicable rate based on the Company’s first lien net leverage ratio. The ABR represents the highest of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and the Adjusted SOFR for a one month interest period plus 1%.
On December 13, 2024, the Company entered into an amendment (the “Amendment”) to the Credit Facilities to reduce the applicable margin and remove the credit spread adjustment from the existing Term Loan in their entirety in an aggregate principal amount of $533.5 million. Following the Amendment, the Term Loan bears interest, at the borrower’s election, at (x) a forward-looking term rate based upon SOFR plus an applicable margin of 2.50%, with a minimum forward-looking SOFR rate 0.50% or (y) ABR plus an applicable margin of 1.50%, with a minimum ABR of 1.50%, in each case, with no step-downs. The credit spread adjustment was removed in connection with the Amendment. The refinanced Term Loan priced at par and refinanced all of the existing term loans outstanding under the Credit Agreement immediately prior to giving effect to the Amendment.
The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of December 31, 2024, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. The fair value amounts were approximately $537.4 million and $540.3 million as of December 31, 2024 and 2023, respectively.
The Company has entered into the following interest rate swap agreements in connection with its Credit Facilities to convert a portion of the floating rate component of the Term Loan from a floating rate to fixed rate:

Swap	Effective Date	Expiration Date	Fixed Interest Rate	Notional Amount	Asset (Liability) Fair Value at December 31, 2024
				(in thousands)	(in thousands)
Initial Swap	October 31, 2022	October 31, 2027	4.212%	$200,000	$(947)
Second Swap	March 31, 2023	October 31, 2027	3.951%	100,000	232
Third Swap	September 20, 2024	October 31, 2027	3.395%	125,000	2,210
The Swap Agreements are accounted for as derivatives whereby the fair value of the contract is reported within the consolidated balance sheets, and related gains and losses resulting from changes in the fair value are reported in interest and other expense, net, in the statements of operations and comprehensive loss. As of December 31, 2024 the fair value of the Initial Swap was a liability of $0.9 million, while the fair value of the Second and Third Swaps were an asset of $2.4 million, which are reported in other non-current liabilities and other non-current assets, respectively, on the consolidated balance sheets. The related net gains and losses resulting from changes in fair value was a gain of $6.4 million and losses of $2.0 million and $2.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and are secured by substantially all assets of the Company. As of December 31, 2024, the Company was in compliance with all of its covenants.
Aggregate maturities of the Company’s debt are as follows (in thousands):

Year Ended December 31,
2025	$5,500
2026	5,500
2027	5,500
2028	515,625
2029	—
Thereafter	—
Total aggregate maturities of the Company’s debt	$532,125
Note 11. Equity
On July 6, 2021, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to authorize the issuance of up to 2,050,000,000 shares, par value $0.00001 per share, consisting of 2,000,000,000 shares of common stock and 50,000,000 shares of preferred stock.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Repurchase Program
On June 14, 2022, our Board approved a stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, and May 21, 2024, our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date for a total authorization to repurchase up to $200.0 million in shares of the Company’s common stock, and most recently, extended the expiration of the Repurchase Program through December 31, 2025. On December 14, 2023, our Board approved a stock purchase agreement entered into between the Company and Eric Remer, Matt Feierstein, Marc Thompson, Sarah Jordan, Shane Driggers and Evan Berlin, who served as officers of the Company at the time of the agreement (collectively, the “Selling Stockholders”). On December 19, 2023, as part of our Repurchase Program, the Company repurchased an aggregate of 1,401,472 shares of common stock from the Selling Stockholders at a price of $9.82 per share, for an aggregate price of $13.8 million. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board. The Company expects to fund repurchases with existing cash on hand.
The Company repurchased and retired 5.7 million shares of common stock pursuant to the Repurchase Program for $57.7 million, including transaction fees and taxes, during the year ended December 31, 2024. As of December 31, 2024, $32.7 million remained available under the Repurchase Program.
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
In connection with the Initial Public Offering (“IPO”), the Company’s Board adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO and, as a result of which, the Company can no longer make awards under the 2016 Plan. The 2021 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2021 Plan was 22,000,000 shares, inclusive of available shares previously reserved for issuance under the 2016 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 3% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s Board, provided that no more than 22,000,000 shares may be issued upon the exercise of incentive stock options. Based on the number of outstanding shares of the Company’s common stock as of December 31, 2023, on January 1, 2024 the number of shares reserved for issuance under the 2021 Plan increased by 5.5 million.
In August 2024, the Company adopted a "withhold to cover" program, which allows it to withhold common stock from employees in connection with the settlement of income tax withholding obligations arising from the vesting of restricted stock unit (“RSUs”) under the 2021 Plan.
Stock options
During the years ended December 31, 2024 and 2022, the Company granted time-based and performance-based stock options to employees and directors. Time-based options granted under the 2016 Plan vest 25% after one year, and then monthly over the next three years. Time-based options granted to newly hired employees under the 2021 Plan generally vest 25% after one year and then quarterly over the next three years. The vesting schedule for options granted to existing employees provides that the options vest ratably in quarterly installments over a period of four years. Time-based options granted under both the 2016 Plan and the 2021 Plan expire 10 years from date of grant and carry an exercise price equal to the fair market value at the date of grant as determined by the Company’s Board for options granted under the 2016 Plan and an exercise price equal to the closing price of the Company’s stock at the date of grant for options granted under the 2021 Plan. The Company did not grant stock options in 2023.
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
The relevant data used to determine the value of the stock options is as follows:

	December 31,
	2024	2023(1)	2022

Weighted-average risk-free interest rate	1.89%	N/A	1.82%
Expected term in years	6.1	N/A	6.1
Weighted-average expected volatility	50%	N/A	50%
Expected dividends	0%	N/A	0%
(1) There were no stock options granted during 2023.
A summary of stock option activity for the year ended December 31, 2024 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(in thousands except for exercise price and term in years)

Outstanding balance at January 1, 2024	13,337	$10.03	6.27	$22,578
Granted	2,300	10.87
Exercised	(653)	6.30
Cancelled	(496)	13.19
Outstanding balance at December 31, 2024	14,488	$10.17	4.97	$19,294

Exercisable at December 31, 2024	11,745	$9.96	4.44	$19,072
The weighted-average grant date fair value of time-based stock options granted was $5.31, nil, and $5.76 for the years ended December 31, 2024, 2023 and 2022, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $2.8 million, $2.2 million and $2.3 million, respectively. Compensation expense of $5.8 million, $11.5 million and $19.3 million was recognized in stock-based compensation for the years ended December 31, 2024, 2023 and 2022, respectively. The unrecognized compensation expense associated with outstanding time-based stock options at December 31, 2024 was $8.7 million, which is expected to be recognized over a weighted average period of 2.85 years.
Restricted Stock Units
During the years ended December 31, 2024, 2023 and 2022, the Company issued time vesting RSUs. The vesting schedule for awards granted to newly hired employees provides that the awards vest over a four-year period starting on the grant date, with 25% of the awards vesting on the one-year anniversary, and then in equal quarterly installments for the subsequent three years. The vesting schedule for awards granted to existing employees provides that the awards vest ratably in quarterly installments over a period of four years. The Company records compensation expense for these awards on a straight-line basis, which approximates the service period. Compensation expense of $19.7 million, $12.8 million and $6.0 million related to these awards was recognized in the statements of operations and comprehensive loss for the years ended December 31, 2024, 2023 and 2022, respectively. The unrecognized compensation expense associated with the RSUs at December 31, 2024 was $35.2 million, which is expected to be recognized over a weighted average period of 2.74 years.
The summary of time vesting restricted stock units activity for the year ended December 31, 2024 is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in thousands except for fair value)

Unvested, restricted stock units at January 1, 2024	3,337	$10.70
Granted	3,408	9.92
Vested	(1,789)	10.72
Forfeited	(1,055)	10.04
Unvested, restricted stock units at December 31, 2024	3,901	$10.18

EverCommerce Inc.
Notes to Consolidated Financial Statements
2021 Employee Stock Purchase Plan
In connection with the IPO, the Company’s Board adopted the 2021 Employee Stock Purchase Plan. The ESPP is designed to allow eligible employees to purchase shares of our common stock, at periodic intervals, with their accumulated payroll deductions. The aggregate number of shares of common stock that were initially reserved for issuance under the ESPP is equal to the sum of (i) 4,500,000 shares and (ii) an annual increase on the first day of each calendar year beginning in 2022 and ending in and including 2031 equal to the lesser of (A) one percent (1%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board; provided that in no event will more than 60,000,000 shares of our common stock be available for issuance under the ESPP. Compensation expense of $1.0 million, $1.3 million and $1.5 million related to the ESPP was recognized in the statements of operations and comprehensive loss for the years ended December 31, 2024, 2023 and 2022, respectively.
Stock-based Compensation Expense
Stock-based compensation expense was classified in the accompanying consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)

Cost of revenues	$461	$464	$373
Sales and marketing	1,184	1,672	1,503
Product development	2,055	2,273	1,854
General and administrative	22,791	21,150	23,088
Total stock-based compensation expense	$26,491	$25,559	$26,818
Note 13. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock as of:

	Year Ended December 31,
	2024	2023	2022
	(in thousands except per share amounts)

Numerator:
Net loss attributable to common stockholders	$(41,089)	$(45,620)	$(59,816)

Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	184,898	188,939	194,625

Basic and diluted net loss per share attributable to common stockholders	$(0.22)	$(0.24)	$(0.31)
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect:

	December 31,
	2024	2023	2022

Outstanding stock options and unvested RSUs	18,390	16,674	18,959
Shares of common stock pursuant to ESPP	196	278	341
Total anti-dilutive outstanding potential common stock	18,586	16,952	19,300

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
There were no transfers between fair value measurement levels during the years ended December 31, 2024 and 2023.
The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of:

	December 31, 2024				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$9,324	$—	$—	$9,324	Cash equivalents
Interest rate swaps	—	2,443	—	2,443	Other non-current assets
Liability:
Interest rate swaps	$—	$947	$—	$947	Other non-current liabilities

	December 31, 2023				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$764	$—	$—	$764	Cash equivalents
Liability:
Interest rate swap	$—	$4,889	$—	$4,889	Other non-current liabilities
Note 15. Retirement Plan
Effective January 1, 2009, EverCommerce Inc. adopted a defined contribution savings plan under section 401(k) of the Internal Revenue Code (the “401(k)”). The 401(k) covers substantially all employees who meet minimum age and service requirements and allows participants to contribute a portion of their pre-tax and post-tax annual compensation in accordance with prescribed limits. The Company may make discretionary and/or matching contributions to the 401(k). The Company matched 100% of employee contributions up to 4% of eligible compensation. Employer matching contributions were $5.6 million, $5.3 million and $4.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 16. Income Taxes
The components of our net loss before income tax (expense) benefit are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)

United States	$(46,156)	$(43,177)	$(59,134)
International	10,849	(804)	(5,362)
Net loss before income tax (expense) benefit	$(35,307)	$(43,981)	$(64,496)
As of December 31, 2024, a portion of our undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes have been recorded. As of December 31, 2024, there was no material unrecognized deferred tax liability related to countries where we are indefinitely reinvested. The remaining undistributed earnings from non-U.S. subsidiaries are not permanently reinvested, however, due to a combination of anticipated tax treatment and losses, no material deferred tax liability exists.
The components of the provision for income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)

Current:
Federal	$173	$—	$—
State	1,256	1,649	1,539
Foreign	1,335	1,647	1,258
Total current	2,764	3,296	2,797
Deferred:
Federal	(8,724)	(4,376)	(9,034)
State	(2,143)	(2,368)	(2,743)
Foreign	289	(256)	(11,235)
Change in valuation allowance - United States	13,697	8,831	12,257
Change in valuation allowance - Foreign	(101)	(3,488)	3,278
Total deferred	3,018	(1,657)	(7,477)
Income tax expense (benefit)	$5,782	$1,639	$(4,680)

EverCommerce Inc.
Notes to Consolidated Financial Statements
The Company’s deferred tax assets and liabilities, included in other non-current assets and other non-current liabilities on the consolidated balance sheets, related to temporary differences and operating loss carryforwards were as follows:

	December 31,
	2024	2023
	(in thousands)

Deferred tax assets:
Net operating losses	$29,277	$35,484
163(j) interest limitation	33,187	27,143
Reserves and accrued expenses	6,571	8,175
Property and equipment depreciation	4,434	1,462
Stock-based compensation	2,802	3,193
Lease liability	4,240	5,837
Capital loss carryforward	10,795	—
Other	2,974	2,589
Total deferred tax assets	94,280	83,883
Less: valuation allowance	(64,870)	(51,904)
Net deferred tax assets	29,410	31,979
Deferred tax liabilities:
Intangible assets	(28,029)	(29,263)
Property and equipment depreciation	(1,245)	(1,288)
Capitalized expenses	(4,951)	(4,678)
Operating lease right-of-use assets	(2,736)	(3,963)
Other	(1,039)	(364)
Total deferred tax liabilities	(38,000)	(39,556)
Net deferred tax liabilities	$(8,590)	$(7,577)
The Company had net operating loss and tax credit carryforwards as of the financial statement date as follows:

	Amount	Expiration Years
	(in thousands)

Net operating losses, federal (Post December 31, 2017)	$19,860	Indefinite
Net operating losses, federal (Pre January 1, 2018)	$210	2036
Net operating losses, state	$7,459	Various
Net operating losses, foreign	$1,748	2038 - Indefinite
Capital loss, federal	$10,795	2029
Tax credits, federal	$266	2037
Tax credits, foreign	$294	Various
Management has not considered future projections of income in this analysis due to the Company’s history of losses. The Company has determined that it is more likely than not that a portion of the deferred tax assets will not be realized and has recorded a valuation allowance of $64.9 million and $51.9 million as of December 31, 2024 and 2023, respectively, against the deferred tax assets. If the Company’s assumptions change and we determine that we will be able to realize these deferred tax assets, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2024, will be accounted for as follows: $64.4 million will be recognized as a reduction of income tax expense and $0.4 million will be recorded as an increase in equity.

EverCommerce Inc.
Notes to Consolidated Financial Statements
A reconciliation of our valuation allowance on deferred tax assets is as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)

Balance at beginning of period	$51,904	$47,756
Additions to valuation allowance	12,992	5,342
Additions recorded in acquisition accounting	—	216
Reductions recorded from sale of business	(541)	—
Additions recorded as a decrease in equity	771	8
Reductions recorded as an increase in equity	(256)	(1,418)
Balance at end of period	$64,870	$51,904
The Company files income tax returns in the U.S. federal jurisdiction, Colorado, various other state jurisdictions, Canada, Jordan, the United Kingdom, Australia and New Zealand. The years open for audit vary depending on the tax jurisdiction. In the U.S., the Company's federal tax returns for the years before 2021 (year ended December 31, 2021) are no longer subject to audit. The net operating losses utilized during the open periods from select years prior to 2021 are subject to examination. The foreign jurisdictions statutes vary but are generally four years from assessment of the return.
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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)

Balance at beginning of period	$531	$364
Gross additions based on tax positions related to the current year	57	167
Gross reductions based on tax positions related to prior years	(38)	—
Balance at end of period	$550	$531
As of December 31, 2024 and 2023, unrecognized tax benefits of $0.6 million and $0.5 million, respectively, were recorded in other long-term liabilities, which would impact the annual effective tax rate if recognized. The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statements of operations and comprehensive loss. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.
The Company, through its foreign subsidiary Alnashmi Digital Marketing, LLC, provides exported technology services, the profits of which are exempt from income tax through December 31, 2025 according to the provisions of the article (9/A/4) of Regulation Number 106 of the 2016 Regulations. So long as the services are exported outside of Jordan, they originate in Jordan and there are no other services within the exported services, the qualifications are met. The approximate dollar value of tax expense related to the tax holiday was $0.1 million and $0.2 million as of December 31, 2024 and 2023, respectively.
During the year ended December 31, 2023, we restructured the ownership of certain intellectual property, which resulted in an income tax benefit.
During the year ended December 31, 2024, we sold Fitness Solutions as discussed in Note 3. Acquisitions and Dispositions, which resulted in an income tax benefit.

EverCommerce Inc.
Notes to Consolidated Financial Statements
The income tax benefit differs from the expected tax benefit computed by applying the U.S. federal statutory rate to income before taxes as a result of the following:

	Year Ended December 31,
	2024		2023		2022
	(in thousands, except percentages)

Benefit at U.S. statutory rate	$(7,414)	21.00%	$(9,236)	21.00%	$(13,544)	21.00%
Change in income tax resulting from:
State income benefit, net of federal benefit	(938)	2.66	(810)	1.84	(852)	1.32
Stock-based compensation	416	(1.18)	2,513	(5.71)	2,961	(4.59)
Nondeductible compensation	1,863	(5.28)	876	(1.99)	163	(0.25)
Nondeductible transaction costs	—	—	61	(0.14)	—	—
Foreign rate differential	1,501	(4.25)	85	(0.19)	(129)	0.20
Change in valuation allowance	12,992	(36.80)	5,342	(12.15)	15,648	(24.26)
Intellectual property migration	—	—	—	—	(8,805)	13.65
Change in deferred state income tax rate	633	(1.79)	193	(0.44)	(65)	0.10
US taxation of foreign income	13	(0.04)	1,512	(3.44)	—	—
Goodwill impairment	6,284	(17.80)	—	—	—	—
Sale of fitness solutions	(9,424)	26.69	—	—	—	—
Tax credits	(546)	1.55	—	—	—	—
Other	402	(1.14)	1,103	(2.51)	(57)	0.09
Income tax expense (benefit)	$5,782	(16.38)%	$1,639	(3.73)%	$(4,680)	7.26%
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

Year Ended December 31,
2025	$12,544
2026	3,745
2027	2,625
2028	2,750
2029	687
Thereafter	—
Total future minimum payments due	$22,351
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
On January 31, 2024, plaintiff Vladimir Gusinsky Revocable Trust filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against the Company, members of its Board of Directors (the “Board”) and the other parties to its sponsor stockholders agreement, dated June 30, 2021, Providence Strategic Growth II L.P., Providence Strategic Growth II-A L.P., SLA Eclipse Co-Invest, L.P., and SLA CM Eclipse Holdings, L.P. (collectively, the “Sponsor Stockholders”), captioned Vladimir Gusinsky Revocable Trust v. Eric Remer, Penny Baldwin, et. al., Case No. 2024-0077 (Del Ch.). The complaint generally alleges violations of Section 141(a) of the Delaware General Corporation Law (“DGCL”) by providing the Sponsor Stockholders with a veto right over the Board’s ability to hire or fire the Company’s Chief Executive Officer (the “CEO Approval Right”) on the basis that it unlawfully limits the Board’s authority to manage the business and affairs of the Company. The plaintiff seeks declaratory judgment that the CEO Approval Right is invalid and void, other declaratory and equitable relief for the class and/or the Company, attorneys’ and experts’

EverCommerce Inc.
Notes to Consolidated Financial Statements
witness fees and other costs and expenses, and other equitable relief. On June 14, 2024, the Company filed its opening brief in support of its Motion to Dismiss, and on July 15, 2024, Plaintiff opposed that motion. On July 16, 2024, the court entered a stipulation and order dismissing the director defendants from the action. On August 29, 2024, the remaining defendants, the Company and Sponsor Stockholders (collectively, “Defendants”), filed their reply in support of the Motion to Dismiss, and pursuant to a stipulation between the parties, Plaintiff filed a sur-reply on September 26, 2024, which Defendants filed a response to on October 10, 2024. On October 15, 2024, Defendants filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction, arguing that the claims alleged are not ripe for adjudication and on November 15, 2024 Plaintiff opposed that motion. On December 9, 2024, Defendants filed their reply in support of the Motion to Dismiss for Lack of Subject Matter Jurisdiction. On January 3, 2025, the Court entered a minute order deferring oral argument on the pending Motion to Dismiss until after the disposition of the appeal in Moelis & Company v. West Palm Beach Firefighters’ Pension Fund, Case No. 340, 2024 (Del. Supr.). The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable and the potential loss or range of loss is not reasonably estimable.
The Company is party to additional legal proceedings incidental to its business. While the outcome of these additional matters could differ from management’s expectations, the Company does not believe that the resolution of such matters is reasonably likely to have a material effect on its results of operations or financial condition.
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of December 31, 2024 and 2023, the Company recorded a liability in the amount of $10.7 million and $10.9 million, respectively, within current liabilities and other long-term liabilities as a provision for sales and use and gross receipts tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.
Note 18. Geographic Areas
The following table sets forth long-lived assets by geographic area:

	December 31,
	2024	2023
	(in thousands)

United States	$40,252	$41,134
International	$10,072	$11,111
Note 19. Segment Reporting
The Company operates in a single reportable segment. The segment derives revenue from providing SaaS and other technology-based solutions to help service SMB’s optimize their operations, improve customer relationships and experience, and accelerate growth. The Company primarily focuses on three core vertical markets: EverPro for Home Services, EverHealth for Health Services, and EverWell for Wellness Services.
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer.
The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Based on being a single reportable segment company, the Company has disclosed net loss as its primary measure of profit or loss used by the CODM, which is reported on the consolidated statement of operations and comprehensive loss as net loss. The CODM is provided financial information inclusive of net loss, which is used to assess performance of the segment and decide how to allocate resources. The CODM uses net loss, among other metrics, to assist in evaluating the financial performance of the Company and monitoring budget versus actual results. The CODM does not review assets in evaluating segments results, and therefore, such information is not presented. The measure of segment assets is reported on the consolidated balance sheets as total assets.
Disaggregated information is not used for assessing the performance of the Company or for making resource allocation decisions. The CODM reviews financial information presented on an aggregated and consolidated basis, together with revenue information of the three core vertical markets. The software and technology-based solutions provided by the Company are deployed and implemented to customers in a similar manner regardless of industry. See Notes 4. Revenue and 18. Geographic Areas for disaggregated information regarding the Company's revenues and long-lived assets by geography, respectively.

EverCommerce Inc.
Notes to Consolidated Financial Statements
The following table provides segment information for revenues, net loss and significant expenses:

	Year Ended December 31,
	2024	2023	2022
		(in thousands)
Total revenues	$698,765	$675,369	$620,746
Less(1):
Employee expense	260,709	260,641	254,532
Lead generation, marketing and advertising	113,305	112,245	102,915
Communication services	22,291	29,232	29,137
Third-party commissions	21,328	22,609	21,411
Software, tools and hosting	59,219	49,997	44,534
Legal and professional fees	46,060	33,837	31,384
Loss on sale and impairments	39,709	6,325	—
Other segment items(2)	47,068	53,856	56,626
Depreciation and amortization	88,824	104,201	110,801
Interest and other expense, net	35,559	46,407	33,902
Income tax expense (benefit)	5,782	1,639	(4,680)
Total expenses	739,854	720,989	680,562
Net loss	$(41,089)	$(45,620)	$(59,816)

(1) The significant expense categories and amounts align with information that is regularly reviewed by the CODM.
(2) Other segment items include corporate overhead expenses, transaction-related and other non-recurring or unusual costs, facility expenses, bad debt and other miscellaneous cost of services.
	Year Ended December 31,
	2024	2023	2022
		(in thousands)
Other Segment Disclosures
Interest income	$(3,112)	$(1,024)	$(263)
Interest expense	41,749	43,681	28,811
Other Significant Non-cash Items:
Stock-based compensation	26,491	25,559	26,818
There are no reconciling items or adjustments between segment revenues, net loss, total assets and consolidated revenues, net loss and total assets.
Note 20. Subsequent Event
In late 2024, the Company began a process to review strategic alternatives for its marketing technology solutions. On March 5, the Board, in conjunction with Company management committed to a plan to sell the Company’s marketing technology solutions, which is expected to result in a sales transaction in 2025. The Company is currently engaged in an active program to sell its marketing technology solutions. As such, the Company will present marketing technology solutions as discontinued operations beginning with the first quarter 2025.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the existence of the material weakness described below. The material weakness did not result in any identified material misstatements in the current period consolidated financial statements, nor in any of the consolidated financial statements previously reported by us, and there were no changes in previously released financial results.
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
In connection with the preparation of the financial statements for this Annual Report on Form 10-K, we identified a material weakness, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, that has not been remediated as of December 31, 2024 related to the lack of properly designed controls over certain of our order to cash revenue accounting processes. Specifically, adequate controls are not in place primarily as a result of (a) the lack of full system integration for certain of our order to cash systems and (b) control deficiencies within the manual controls designed to mitigate that risk.
Our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Remediation Efforts to Address Material Weakness
While progress has been made to remediate the material weakness, as of December 31, 2024, we are still in the process of remediating the aforementioned material weakness and will continue our efforts to do so until such remediation is complete. While we have taken steps to improve our internal control over financial reporting and have remediated our previously identified material weakness related to certain information technology general controls (“ITGCs”), we maintain a disaggregated information technology infrastructure due to a series of historical business combinations. As a result, we have determined that certain of our systems have not been fully integrated, including within certain revenue cycles of customer order to billing, increasing the number of manual controls necessary for our control environment.
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
We will monitor the effectiveness of our remediation plans and will make the changes management determines to be appropriate. While we will endeavor to remediate our material weaknesses as soon as practicable, the program of remediation effort may extend beyond the year ending December 31, 2025.

Changes in Internal Control Over Financial Reporting
Other than as described above with respect to our remediation efforts to address the material weakness, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a) None.
(b) During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
Executive Officers and Directors
Information about our Executive Officers and Directors
The following table sets forth the name, age and position(s) of each of our executive officers and directors as of March 13, 2025:

Name	Age	Position(s) with EverCommerce	Principal Employment
Executive Officers
Eric Remer(1)	53	Chief Executive Officer and Director	Same
Matthew Feierstein	52	President	Same
Ryan Siurek	53	Chief Financial Officer	Same
Lisa Storey	43	Chief Legal Officer, Corporate Secretary and Chief Compliance Officer	Same
Non-Employee Directors
Penny Baldwin-Leonard(3)	67	Director	Former SVP and Chief Marketing Officer of Qualcomm Incorporated
Mark Hastings(3)	57	Director	Chief Executive Officer of PSG Equity L.L.C.
Tanner Austin	33	Director	Principal at PSG Equity L.L.C.
Joseph Osnoss(3)	47	Director	Managing Partner of Silver Lake
John Rudella(1)	54	Director	Director of Silver Lake
Richard A. Simonson(2)	66	Director	Managing Partner of Specie Mesa L.L.C.
Alexi Wellman(2)	54	Director	Chief Executive Officer of Altaba, Inc.
(1)Member of the Nominating and Corporate Governance Committee
(2)Member of the Audit Committee
(3)Member of the Compensation Committee
The remainder of the information required to be disclosed by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
III-1

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of EverCommerce Inc	8-K	001-40575	3.1	07/09/21
3.2	Amended and Restated Bylaws of EverCommerce Inc	8-K	001-40575	3.2	07/09/21
4.1	Form of Certificate of Common Stock	S-1/A	333-256641	4.1	06/23/21
4.2	Registration Rights Agreement by and between EverCommerce Inc. and certain security holders of EverCommerce Inc., dated May 7, 2021	S-1	333-256641	4.3	05/28/21
4.3	Sponsor Stockholders Agreement, dated as of June 30, 2021	8-K	001-40575	10.1	07/09/21
4.4	Management Stockholders Agreement, dated as of June 30, 2021	8-K	001-40575	10.2	07/09/21
4.5	Description of Capital Stock	10-K	001-40575	4.5	03/15/22
10.1#	Form of Indemnification Agreement between EverCommerce Inc. and its directors and officers	S-1/A	333-256641	10.1	06/23/21
10.2#	Amended & Restated 2016 Equity Incentive Plan and related form agreements thereunder	S-1/A	333-256641	10.2	06/23/21
10.3#	EverCommerce Inc. 2021 Incentive Award Plan	S-1/A	333-256641	10.6	06/23/21
10.4#	Form of RSU Agreement under the EverCommerce Inc. 2021 Incentive Award Plan	S-1/A	333-256641	10.6.1	06/23/21
10.5#	Form of Option Agreement under the EverCommerce Inc. 2021 Incentive Award Plan	S-1/A	333-256641	10.6.2	06/23/21
10.6#	EverCommerce Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-256641	10.7	06/23/21
10.7#	EverCommerce Inc. Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-40575	10.1	05/09/24
10.8#	Employment Agreement by and between the Company and Eric Remer, dated July 1, 2021	10-K	001-40575	10.11#	03/15/22
10.9#	Employment Agreement by and between the Company and Matthew Feierstein, dated July 1, 2021	10-K	001-40575	10.12#	03/15/22
10.10#	Employment Agreement by and between the Company and Marc Thompson, dated July 1, 2021	10-K	001-40575	10.13#	03/15/22
10.11#	Separation Agreement by and between the Company and Marc Thompson dated August 6, 2024	10-Q	001-40575	10.1	11/12/24
10.12#	Employment Agreement by and between the Company and Ryan Siurek dated August 6, 2024	10-Q	001-40575	10.2	11/12/24

10.13#	PaySimple, Inc. 2008 Equity Incentive Plan	S-8	333-268321	99.3	11/14/22
10.14	Credit Agreement, dated July 6, 2021	8-K	001-40575	10.3	07/09/21
10.15.1	Amendment No. 1, dated as of November 23, 2021, to the Credit Agreement, dated as of July 6, 2021, among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the other parties and lenders party thereto	8-K	001-40575	10.1	11/23/21
10.15.2	Amendment No. 2, dated as of June 26, 2023, to the Credit Agreement, dated as of July 6, 2021, among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the other parties and lenders party thereto	10-Q	001-40575	10.1	08/08/23
10.15.3	Amendment No. 3, dated as of December 13, 2024, to the Credit Agreement, dated as of July 6, 2021, among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the other parties and lenders party thereto	8-K	001-40575	10.1	12/16/24
10.16	Collateral Agreement, dated July 6, 2021	8-K	001-40575	10.4	07/09/21
10.17	Guarantee Agreement, dated July 6, 2021	8-K	001-40575	10.5	07/09/21
10.18^	Office Lease by and among EverCommerce Solutions Inc. and BCSP RINO Property LLC, dated June 13, 2019	S-1	333-256641	10.13	05/28/21
19.1	Insider Trading Compliance Policy					*
21.1	List of Subsidiaries of the Registrant					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
97.1	EverCommerce, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40575	97.1	3/14/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

EVERCOMMERCE INC.

Date: March 13, 2025	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2025	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Eric Remer	Director and Chief Executive Officer (Principal Executive Officer)	March 13, 2025
Eric Remer

/s/ Ryan H. Siurek	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2025
Ryan H. Siurek

/s/ Penny Baldwin-Leonard	Director	March 13, 2025
Penny Baldwin-Leonard

/s/ Mark Hastings	Director	March 13, 2025
Mark Hastings

/s/ Tanner Austin	Director	March 13, 2025
Tanner Austin

/s/ Joseph Osnoss	Director	March 13, 2025
Joseph Osnoss

/s/ John Rudella	Director	March 13, 2025
John Rudella

/s/ Richard A. Simonson	Director	March 13, 2025
Richard A. Simonson

/s/ Alexi A. Wellman	Director	March 13, 2025
Alexi A. Wellman