Form 10-Q
period 2025-03-31
EverCommerce Inc.
filed 2025-05-08
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, there were 182,540,870 shares of the registrant’s common stock, par value $0.00001, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our limited operating history and evolving business; our recent growth rates may not be sustainable or indicative of future growth; we have experienced net losses in the past and we may not achieve profitability in the future; we may continue to experience significant quarterly and annual fluctuations in our operating results due to a number of factors, which makes our future operating results difficult to predict; in order to support the growth of our business and acquisition strategy, we may need to incur additional indebtedness or seek capital through new equity or debt financings; we may not be able to continue to expand our share of our existing vertical markets or expand into new vertical markets; we face intense competition in each of the industries in which we operate; the industries in which we operate are rapidly evolving and the market for technology-enabled services that empower small and medium-sized businesses is relatively immature and unproven; we are subject to economic and political risk, the business cycles of our clients and changes in the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations; we are dependent on payment card networks, such as Visa and MasterCard, and payment processors, such as Worldpay and PayPal, and if we fail to comply with the applicable requirements of the payment networks or our payment processors, they can seek to fine us, suspend us, terminate our agreements and/or terminate our registrations through our bank sponsors; the inability to keep pace with rapid developments and changes in the electronic payments market or are unable to introduce, develop and market new and enhanced versions of our software solutions we may be put at a competitive disadvantage with respect to our services that incorporated payment technology; real or perceived errors, failures or bugs in our solutions could adversely affect our business results of operations, financial conditions and growth prospects; unauthorized disclosure, destruction or modification of data, disruption of our software or services or cyber breaches could expose us to liability, protracted and costly litigation and damage our reputation; our use of artificial intelligence technologies and evolving regulatory framework governing the use of such technologies; our estimated total addressable market is subject to inherent challenges and uncertainties; failure to effectively develop and expand our sales and marketing capabilities; our ability to increase our customer base and achieve broader market acceptance and utilization of our solutions; impairment in the value of our goodwill or intangible assets; our information technology systems and our third-party providers’ information technology systems, including Worldpay, PayPal and other payment processing partners, may fail, or our third-party providers may discontinue providing their services or technology generally or to us specifically; our ability to improve our margin, in particular within Marketing Technology Solutions; the impact of a future pandemic, epidemic, or outbreak of infectious disease could impact our business, financial condition and results of operations, as well as the business or operations of their parties with whom we conduct business; our success in achieving our objectives through acquisitions, divestitures or other strategic transactions; our revenues and profits generated through acquisitions may be less than anticipated, and we may fail to uncover all liabilities of acquisition targets; risks related to scrutiny on environmental sustainability and social initiatives; our ability to adequately protect or enforce our intellectual property and other proprietary rights; risk of patent, trademark and other intellectual property infringement claims; risks related to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations; risks related to our sponsor stockholders agreement and qualifying as a “controlled company” under the rules of The Nasdaq Stock Market; significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives; as well as the other factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report on Form 10-K”), as updated by our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EverCommerce Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$148,408	$135,782
Accounts receivable, net of allowance for expected credit losses of $2.1 million and $2.3 million at March 31, 2025 and December 31, 2024, respectively	32,356	31,090
Contract assets	11,115	12,839
Assets held for sale	46,435	11,422
Prepaid expenses and other current assets	30,231	27,181
Total current assets	268,545	218,314
Property and equipment, net	5,907	6,129
Capitalized software, net	43,573	41,595
Other non-current assets	34,912	36,127
Non-current assets held for sale	—	44,779
Intangible assets, net	197,477	211,172
Goodwill	863,686	863,152
Total assets	1,414,100	1,421,268
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,533	$6,599
Accrued expenses and other	54,832	50,840
Deferred revenue	22,122	22,107
Customer deposits	11,857	11,382
Current maturities of long-term debt	5,500	5,500
Liabilities held for sale	15,626	14,298
Total current liabilities	117,470	110,726
Long-term debt, net of current maturities and deferred financing costs	521,364	522,442
Other non-current liabilities	35,697	36,301
Non-current liabilities held for sale	—	973
Total liabilities	674,531	670,442
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 183,034,613 and 183,725,236 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	2
Accumulated other comprehensive loss	(13,841)	(14,318)
Additional paid-in capital	1,422,185	1,426,206
Accumulated deficit	(668,777)	(661,064)
Total stockholders’ equity	739,569	750,826
Total liabilities and stockholders’ equity	$1,414,100	$1,421,268
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share and share amounts)
(unaudited)

	Three months ended March 31,
	2025	2024
Revenues:
Subscription and transaction fees	$137,779	$133,382
Other	4,494	4,470
Total revenues	142,273	137,852
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	31,188	31,501
Sales and marketing	28,783	27,564
Product development	19,963	19,306
General and administrative	31,281	31,641
Depreciation and amortization	16,768	20,904
Loss on held for sale and impairments	85	11,232
Total operating expenses	128,068	142,148
Operating income (loss)	14,205	(4,296)
Interest and other expense, net	(12,759)	(5,791)
Net income (loss) from continuing operations before income tax expense	1,446	(10,087)
Income tax expense	(512)	(5,923)
Net income (loss) from continuing operations	934	(16,010)
Loss from discontinued operations, net of income tax	(8,647)	(314)
Net loss	(7,713)	(16,324)
Other comprehensive loss:
Foreign currency translation gain (loss), net	477	(3,535)
Comprehensive loss	$(7,236)	$(19,859)

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.01	$(0.09)
Discontinued operations	(0.05)	—
Total	$(0.04)	$(0.09)

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.01	$(0.09)
Discontinued operations	(0.05)	—
Total	$(0.04)	$(0.09)

Weighted-average shares of common stock outstanding used in computing net income (loss) per share:
Basic	183,467,698	186,635,095
Diluted	185,222,240	186,635,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2024	183,725	$2	$1,426,206	$(661,064)	$(14,318)	$750,826
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	240	—	(1,182)	—	—	(1,182)
Stock-based compensation	—	—	6,940	—	—	6,940
Stock option exercises	167	—	1,385	—	—	1,385
Repurchase and retirement of common stock, including taxes	(1,098)	—	(11,164)	—	—	(11,164)
Foreign currency translation gain, net	—	—	—	—	477	477
Net loss	—	—	—	(7,713)	—	(7,713)
Balance at March 31, 2025	183,034	$2	$1,422,185	$(668,777)	$(13,841)	$739,569

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2023	186,934	$2	$1,454,026	$(619,975)	$(8,017)	$826,036
Common stock issued upon vesting of restricted stock units	301	—	—	—	—	—
Stock-based compensation	—	—	5,576	—	—	5,576
Stock option exercises	160	—	1,072	—	—	1,072
Repurchase and retirement of common stock, including taxes	(1,234)	—	(12,139)	—	—	(12,139)
Foreign currency translation loss, net	—	—	—	—	(3,535)	(3,535)
Net loss	—	—	—	(16,324)	—	(16,324)
Balance at March 31, 2024	186,161	$2	$1,448,535	$(636,299)	$(11,552)	$800,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2025	2024
Cash flows provided by operating activities:
Net loss	$(7,713)	$(16,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,959	22,951
Stock-based compensation expense	6,940	5,576
Deferred taxes	(335)	5,316
Amortization of deferred financing costs and non-cash interest	396	410
Loss on held for sale and impairments	9,518	11,231
Bad debt expense	832	1,010
Loss (gain) on interest rate swap valuation adjustments	3,856	(4,824)
Other non-cash items	1,270	216
Changes in operating assets and liabilities:
Accounts receivable, net	(3,123)	(4,485)
Prepaid expenses and other current assets	(1,621)	(3,087)
Other non-current assets	(340)	93
Accounts payable	455	(233)
Accrued expenses and other	3,973	(6,094)
Deferred revenue	1,616	2,401
Other non-current liabilities	(3,005)	(860)
Net cash provided by operating activities	30,678	13,297
Cash flows used in investing activities:
Purchases of property and equipment	(493)	(402)
Capitalization of software costs	(5,065)	(4,432)
Proceeds from disposition of fitness solutions, net of transaction costs, cash and restricted cash	(85)	1,228
Net cash used in investing activities	(5,643)	(3,606)
Cash flows used in financing activities:
Payments on long-term debt	(1,375)	(1,375)
Exercise of stock options	1,385	1,072
Employee taxes paid for RSU withholdings	(1,182)	—
Repurchase and retirement of common stock	(11,095)	(12,068)
Net cash used in financing activities	(12,267)	(12,371)
Effect of foreign currency exchange rate changes on cash	(142)	(593)
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash and restricted cash classified as held for sale	12,626	(3,273)
Cash, cash equivalents and restricted cash, including cash and restricted cash classified as held for sale:
Beginning of period	135,782	96,179
End of period	$148,408	$92,906
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,088	$11,095
Cash paid for income taxes	$2,531	$1,654
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Nature of the Business
EverCommerce Inc. and subsidiaries (the “Company” or “EverCommerce”) is a leading provider of integrated software-as-a-service (“SaaS”) solutions or services for service-based small and medium-sized businesses (“service SMBs”). Our platforms span across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. As of December 31, 2024, the Company served more than 740,000 customers primarily across three core verticals: EverPro for Home Services; EverHealth for Health Services; and EverWell for Wellness Services. Excluding the customers associated with our marketing technology solutions, the Company served more than 725,000 customers (see Note 3. Discontinued Operations). Within the core verticals, customers operate within numerous micro-verticals, ranging from home service professionals, such as construction contractors and home maintenance technicians, to physician practices and therapists in the Health Services industry, to salon owners in the Wellness sector. The platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly nuanced demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. The Company is headquartered in Denver, Colorado, and has operations across the United States, Canada, Jordan, United Kingdom, Australia and New Zealand.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024 and the related notes (“Annual Report on Form 10-K”). The December 31, 2024 consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the three months ended March 31, 2025 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2024 and the related notes.
The operating results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are subject to uncertainties due to the levels of subjectivity and judgement necessary to account for highly uncertain matters or the susceptibility of such matters to change. Significant items subject to such estimates include: valuing identified intangible assets and acquired goodwill and establishing estimated useful lives for intangible assets in connection with business combinations; the estimation of the recoverability of goodwill and other intangible assets; income tax uncertainties, including valuation allowance for deferred tax assets and value of any uncertain tax positions; recognizing bad debt expense from expected credit losses; recognizing stock-based compensation expens~~e~~ and estimating standalone selling price, when applicable, for the allocation of transaction price when multiple performance obligations are included in a contract with a customer.
Assets and Liabilities Held for Sale and Discontinued Operations
The Company classifies assets and liabilities as held for sale (the “disposal group”) in the period when all the relevant classification criteria have been met. Assets and liabilities held for sale are measured at the lower of carrying value or fair value less cost to sell. Any loss resulting from the measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of the disposal group until the date of sale. The fair value of the disposal group, less any cost to sell, will be reassessed during each subsequent reporting period it remains classified as held for sale, and any subsequent changes will be reported as an adjustment to the carrying value of the disposal group until the disposal group is no longer classified as held for sale. Upon determining that the disposal group meets the criteria to be classified as held for sale, the Company discontinues depreciation and amortization and the related assets and liabilities are reported as held for sale on the unaudited condensed consolidated balance sheets.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
As part of this assessment, the Company also evaluates the criteria for reporting the disposal group as a discontinued operation. Factors which the Company considers include, but are not limited to, whether the disposal represents a strategic shift that would have a major effect on the Company's operations and financial results.
In late 2024, the Company began a process to review strategic alternatives for its marketing technology solutions. On March 5, 2025, the Board of Directors (“the Board”), in conjunction with Company management committed to a plan to sell the Company’s marketing technology solutions, which is expected to result in a sale transaction in 2025. The Company is currently engaged in an active program to sell its marketing technology solutions. Additionally, the Company determined that its decision to sell marketing technology solutions is considered a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations. As a result, the assets and liabilities of marketing technology solutions are presented as held for sale on our unaudited condensed consolidated balance sheets and their operating results are presented as discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. The unaudited condensed consolidated statements of cash flow are inclusive of continuing and discontinued operations for all periods presented. Certain prior period amounts related to discontinued operations have been reclassified and separately presented in the consolidated financial statements and accompanying notes to conform to the current year presentation. Unless otherwise noted, disclosures throughout these notes to the unaudited condensed consolidated financial statements reflect continuing operations only. Refer to Note 3. Discontinued Operations for additional information.
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
Recently Issued Accounting Pronouncements
We evaluate all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (the “FASB”) for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.
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
Note 3. Discontinued Operations
The Company determined that its marketing technology solutions met the criteria for discontinued operations reporting effective in the first quarter 2025 (see Note 2. Summary of Significant Accounting Policies). As such, the assets and liabilities of the disposal group are classified as held for sale on our unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. The results of operations of marketing technology solutions are presented as loss from discontinued operations, net of income tax in the unaudited condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31,

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
2025, we recognized an impairment charge of $9.4 million, comprised of a goodwill impairment charge of $6.9 million and a valuation allowance of $2.6 million to adjust the carrying value of the marketing technology disposal group to estimated fair value less cost to sell, which is included in loss on held for sale and impairments within discontinued operations on our unaudited condensed consolidated statements of operations and comprehensive loss.
The following table summarizes the results of operations of marketing technology solutions reported as discontinued operations:

	Three months ended March 31,
	2025	2024
	(in thousands)
Total revenues	$28,632	$32,261
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	20,661	25,292
Sales and marketing	2,702	2,204
Product development	1,086	894
General and administrative	2,283	2,149
Depreciation and amortization	1,191	2,047
Loss on held for sale and impairments	9,433	(11)
Total operating expenses	37,356	32,575
Operating loss	(8,724)	(314)
Other income, net	3	—
Net loss before income tax benefit	(8,721)	(314)
Income tax benefit	74	—
Loss from discontinued operations, net of income tax	$(8,647)	$(314)
The components of assets and liabilities classified as held for sale on our condensed consolidated balance sheets were as follows:

	March 31,	December 31,
	2025	2024
	(in thousands)

Assets:
Accounts receivable, net	9,302	9,065
Contract assets	462	474
Prepaid expenses and other current assets	2,104	1,883
Property and equipment, net	504	529
Capitalized software, net	2,274	2,071
Other non-current assets	3,399	3,359
Intangible assets, net	14,670	15,668
Goodwill	16,288	23,152
Total assets	49,003	56,201
Valuation allowance	(2,568)	—
Assets held for sale	$46,435	$56,201

Liabilities:
Accounts payable	$978	$1,442
Accrued expenses and other	9,187	7,659
Deferred revenue	4,592	3,009
Customer deposits	261	2,188
Other long-term liabilities	608	973
Liabilities held for sale	15,626	15,271
Assets held for sale, net	$30,809	$40,930

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The amount identified as valuation allowance in the above table is the amount necessary to reduce the carrying value of the marketing technology disposal group to estimated fair value less cost to sell as required by applicable accounting standards for discontinued operations measurement.
The following table presents the significant non-cash items related to discontinued operations that are included in the accompanying statements of cash flows:

	Three months ended March 31,
	2025	2024
	(in thousands)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$1,191	$2,047
Share-based compensation	182	166
Loss on assets held for sale and impairments	9,433	(11)
Note 4. Fitness Solutions Disposition
On March 13, 2024, the Company entered into definitive sale and purchase agreements to sell its fitness solutions to Jonas Fitness Portfolio Holdco Inc. (“Jonas Software”). The sale of American Service Finance LLC., ASF Payment Solutions ULC and Technique Fitness Inc. (collectively, “North American Fitness”), closed simultaneously with signing. The sale of EverCommerce UK, including wholly-owned subsidiaries Fitii UK (MyPTHub and MyPTHub LLC) and ClubWise UK and its wholly-owned subsidiary ClubWise Australia (collectively, “UK Fitness” and together with North American Fitness, “Fitness Solutions”), closed July 1, 2024. The divestiture did not qualify for discontinued operations. As a result, our unaudited condensed consolidated financial statements include the results of North American Fitness and UK Fitness for all periods through the applicable date of sale. During the three months ended March 31, 2024, the Company recognized a loss of $4.8 million, related to the sale of Fitness Solutions, which is included in loss on held for sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss. Additionally, the Company recognized a $6.4 million goodwill impairment charge representing the allocated goodwill to Fitness Solutions, which is included in loss on held for sale and impairments on the unaudited condensed consolidated statements of operations and comprehensive loss.
Note 5. Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Three months ended March 31,
	2025	2024
	(in thousands)
By pattern of recognition (timing of transfer of services):
Point in time	$2,608	$3,128
Over time	139,665	134,724
Total	$142,273	$137,852
By geographical market:
United States	$127,130	$118,861
International	15,143	18,991
Total	$142,273	$137,852

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Contract Balances
Supplemental balance sheet information related to contracts from customers as of:

	March 31,	December 31,
	2025	2024
	(in thousands)
Accounts receivable, net	$32,356	$31,090
Contract assets	$11,115	$12,839
Deferred revenue	$22,122	$22,107
Customer deposits	$11,857	$11,382
Long-term deferred revenue	$423	$512
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
Contract liabilities: Contract liabilities, or deferred revenue, represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Long-term deferred revenue is included within other non-current liabilities on the unaudited condensed consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2024 was $16.3 million for the three months ended March 31, 2025.
Customer deposits: Customer deposits relate to payments received in advance for contracts, which allow the customer to terminate a contract and receive a pro rata refund for the unused portion of payments received to date.
Accounts Receivable
Activity in our allowance for expected credit losses is as follows as of:

	March 31,
	2024	2023
	(in thousands)
Allowance for expected credit losses, beginning of year	$2,283	$3,328
Bad debt expense	322	492
Write-offs, net of recoveries	(552)	(1,025)
Disposition of Fitness Solutions	—	(96)
Transfer to held for sale	—	(53)
Allowance for expected credit losses, end of period	$2,053	$2,646
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Contracts that include 30-day termination rights are considered to be contracts with a term of one month and are therefore excluded from remaining performance obligations. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of March 31, 2025 was $19.1 million. The Company expects to recognize approximately 61% of its remaining performance obligations as revenue within the next year, 29% of its remaining performance obligations as revenue the subsequent year, 8% of its remaining performance obligations as revenue in the third year, and the remainder during the two-year period thereafter.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Cost to Obtain and Fulfill a Contract
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s unaudited condensed consolidated balance sheets. The costs to obtain contracts are amortized over five years, which corresponds with the useful life of the related technology. Short-term assets were $9.2 million and $8.9 million at March 31, 2025 and December 31, 2024, respectively, and long-term assets were $15.9 million and $16.0 million at March 31, 2025 and December 31, 2024, respectively. The Company recorded amortization expense within sales and marketing on the unaudited condensed consolidated statements of operations and comprehensive loss of $1.4 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. The Company recorded amortization expense within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive loss of $0.9 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.
Note 6. Goodwill

Goodwill activity consisted of the following for the three months ended March 31, 2025 (in thousands):

Balance at December 31, 2024	$863,152
Effect of foreign currency exchange rate changes	534
Balance at March 31, 2025	$863,686

Accumulated impairment losses at March 31, 2025	$(41,332)
Goodwill totaling $16.3 million relating to marketing technology solutions was reclassified to assets held for sale as of March 31, 2025. The marketing technology solutions goodwill amount was included in the determination of the impairment charge recorded during the three months ended March 31, 2025 to adjust the carrying amount of the disposal group’s assets to its estimated fair value less selling costs, which is included in accumulated impairment losses. Refer to Note 3. Discontinued Operations for additional information.
During the fourth quarter of 2024, in conjunction with our review of strategic alternatives for our marketing technology solutions, the Company evaluated the recoverability of our marketing technology reporting unit and determined that the estimated fair value was insufficient to recover the net carrying value of the reporting unit resulting in an impairment charge of approximately $28.1 million during the year ended December 31, 2024, which is included in accumulated impairment losses.
In connection with the definitive sale and purchase agreements to sell our fitness solutions, we tested the goodwill balance for impairment as of March 31, 2024 (see Note 4. Fitness Solutions Disposition). During the three months ended March 31, 2024, we recognized a $6.4 million goodwill impairment charge representing the allocated goodwill to Fitness Solutions, which is included in loss on held for sale and impairments on the unaudited condensed consolidated statements of operations and comprehensive loss.
Note 7. Intangible Assets
Intangible assets consisted of the following as of:

	March 31, 2025
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	5-20 years	$511,381	$337,701	$173,680
Developed technology	5-12 years	93,856	78,553	15,303
Trade name	3-10 years	33,882	25,394	8,488
Non-compete agreements	5 years	1,937	1,931	6
Total		$641,056	$443,579	$197,477

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	5-20 years	$511,374	$327,038	$184,336
Developed technology	5-12 years	93,855	76,430	17,425
Trade name	3-10 years	33,881	24,477	9,404
Non-compete agreements	5 years	1,936	1,929	7
Total		$641,046	$429,874	$211,172
Amortization expense was $13.7 million and $17.5 million for the three months ended March 31, 2025 and 2024, respectively.
Note 8. Property and Equipment
Property and equipment consisted of the following as of:

	March 31,	December 31,
	2025	2024
	(in thousands)
Computer equipment and software	$10,265	$9,873
Furniture and fixtures	3,059	3,058
Leasehold improvements	9,988	9,988
Total property and equipment	23,312	22,919
Less accumulated depreciation	(17,405)	(16,790)
Property and equipment, net	$5,907	$6,129
Depreciation expense was $0.7 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.
Note 9. Capitalized Software
Capitalized software consisted of the following as of:

	March 31,	December 31,
	2025	2024
	(in thousands)
Capitalized software	$72,476	$68,057
Less: accumulated amortization	(28,903)	(26,462)
Capitalized software, net	$43,573	$41,595
Amortization expense was $2.4 million for the three months ended March 31, 2025 and 2024. During the ordinary course of business, the Company may determine that certain capitalized features of its software will no longer be used either internally or to deliver value to its customers. The Company recorded a charge of $0.4 million for the three months ended March 31, 2025 related to capitalized costs associated with abandoned projects, which are included in general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive loss. The Company did not have similar charges for the three months ended March 31, 2024.
Note 10. Leases
The Company leases real estate from unrelated parties under operating lease agreements that have initial terms ranging from one year to 9 years. Some leases include one or more options to renew, generally at our sole discretion, of five additional years each.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The components of lease expense are as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)
Operating lease cost	$854	$1,169
Variable lease cost	506	448
Short-term lease cost	77	106
Total lease cost	$1,437	$1,723
The Company ceased use of certain leased premises and subleased certain facilities resulting in impairment charges of $0.4 million during the three months ended March 31, 2024 to impair the right-of-use lease assets to their fair value, which are included in loss on held for sale and impairments on our unaudited condensed consolidated statement of operations and comprehensive loss.
Supplemental cash flow information related to leases is as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)
Cash paid for operating lease liabilities	$1,130	$1,145
Operating lease assets obtained in exchange for operating lease liabilities	$199	$177
Supplemental balance sheet information, included in other non-current assets, accrued expenses and other and other non-current liabilities on the unaudited condensed consolidated balance sheets, related to leases is as follows:

	March 31,	December 31,
	2025	2024
	(in thousands)
Operating lease right-of-use assets	$9,992	$10,464

Current operating lease liabilities	3,238	3,084
Long-term operating lease liabilities	12,465	13,212
Total operating lease liabilities	$15,703	$16,296
At March 31, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 4.92 years and 5.15 years, respectively, and the weighted average discount rate was 5.3% and 5.2%, respectively.
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of March 31, 2025 is as follows (in thousands):

Year ended December 31,
2025 (remainder of year)	$3,159
2026	4,048
2027	3,468
2028	2,792
2029	2,481
Thereafter	2,254
Total lease payments	18,202
Less: imputed interest	2,499
Total present value of lease liabilities	$15,703

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 11. Long-Term Debt
Long-term debt consisted of the following as of:

	March 31,	December 31,
	2025	2024
	(in thousands)
Term note with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 2.50% (6.82492% at March 31, 2025) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2028	$530,750	$532,125
Revolver with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 3.00% (7.43385% at March 31, 2025), and outstanding balance due July 2026	—	—
Principal debt	530,750	532,125
Deferred financing costs on long-term debt	(2,851)	(3,069)
Discount on long-term debt	(1,035)	(1,114)
Total debt	526,864	527,942
Less current maturities	5,500	5,500
Long-term portion	$521,364	$522,442
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
On December 13, 2024, the Company entered into an amendment (the “Amendment”) to the Credit Facilities to reduce the applicable margin and remove the credit spread adjustment from the existing Term Loan in their entirety in an aggregate principal amount of $533.5 million. Following the Amendment, the Term Loan bears interest, at the borrower’s election, at (x) a forward-looking term rate based upon SOFR plus an applicable margin of 2.50%, with a minimum forward-looking SOFR rate 0.50% or (y) ABR plus an applicable margin of 1.50%, with a minimum ABR of 1.50%, in each case, with no step-downs. The credit spread adjustment was removed in connection with the Amendment. The refinanced Term Loan priced at par and refinanced the existing term loan outstanding under the Credit Agreement immediately prior to giving effect to the Amendment.
The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of March 31, 2025, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. The fair value amounts were approximately $528.8 million and $537.4 million as of March 31, 2025 and December 31, 2024, respectively.
The Company has entered into the following interest rate swap agreements in connection with its Credit Facilities to convert a portion of the floating rate component of the Term Loan from a floating rate to fixed rate:

	Effective	Expiration	Fixed Interest	Notional	Asset (Liability) Fair Value at
Swap	Date	Date	Rate	Amount	March 31, 2025
				(in thousands)	(in thousands)
Initial Swap	October 31, 2022	October 31, 2027	4.212%	$200,000	$(2,645)
Second Swap	March 31, 2023	October 31, 2027	3.951%	100,000	(641)
Third Swap	September 20, 2024	October 31, 2027	3.395%	125,000	926

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The Swap Agreements are accounted for as derivatives whereby the fair value of each contract is reported within the unaudited condensed consolidated balance sheets, and related gains or losses resulting from changes in the fair value are reported in interest and other expense, net, in the unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025 the fair value of the Initial and Second Swaps were a liability of $3.3 million, while the fair value of the Third Swap was an asset of $0.9 million, which are reported in other non-current liabilities and other non-current assets, respectively, on the unaudited condensed consolidated balance sheets. The related gains and losses resulting from changes in fair value was a loss of $3.9 million and a gain $4.8 million during the three months ended March 31, 2025 and 2024, respectively.
The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and are secured by substantially all assets of the Company. As of March 31, 2025, the Company was in compliance with all of its covenants.
Aggregate maturities of the Company’s debt for the years ending December 31 are as follows as of March 31, 2025 (in thousands):

Year ending December 31:
2025 (remainder of year)	$4,125
2026	5,500
2027	5,500
2028	515,625
Thereafter	—
Total aggregate maturities of the Company’s debt	$530,750
Note 12. Equity
On July 6, 2021, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to authorize the issuance up to 2,050,000,000 shares, par value $0.00001 per share, consisting of 2,000,000,000 shares of common stock and 50,000,000 shares of preferred stock.
On June 14, 2022, our Board approved a stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, May 21, 2024, and May 1, 2025 our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date for a total authorization to repurchase up to $250.0 million in shares of the Company’s common stock and, most recently, extended the expiration of the Repurchase Program through December 31, 2026. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board. The Company expects to fund repurchases with existing cash on hand.
The Company repurchased and retired 1.1 million shares of common stock pursuant to the Repurchase Program for $11.2 million including transaction fees and taxes, during the three months ended March 31, 2025. As of March 31, 2025, $21.6 million remained available under the Repurchase Program.
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
In connection with the Initial Public Offering (“IPO”), the Company’s Board adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO and, as a result of which, the Company can no longer make awards under the 2016 Plan. The 2021 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2021 Plan was 22,000,000 shares, inclusive of available shares previously reserved for issuance under the 2016 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 3% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s Board, provided that no more than 22,000,000 shares may be issued upon the exercise of incentive stock options. Based on the Company’s outstanding shares of common stock as of December 31, 2024, as of January 1, 2025 the number of shares reserved for issuance under the 2021

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Plan increased by 5.5 million.
In connection with the IPO, the Company’s Board adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). For more information on the ESPP, refer to Note 12. Stock-Based Compensation in the Annual Report on Form 10-K.
The following table summarizes our RSU and stock option activity for the three months ended March 31, 2025:

	RSUs	Stock Options
	(in thousands)
Outstanding as of January 1, 2025	3,901	14,488
Granted	2,762	930
Vested or exercised	(358)	(167)
Cancelled or forfeited	(231)	(166)
Outstanding as of March 31, 2025	6,074	15,085
As of March 31, 2025, total unrecognized compensation expense was $51.4 million and $9.0 million related to outstanding RSUs and stock options, respectively.
Stock-based compensation expense from continuing operations was classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)
Cost of revenues	$97	$95
Sales and marketing	320	335
Product development	460	502
General and administrative	5,878	4,478
Total stock-based compensation expense	$6,755	$5,410
Note 14. Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock as of:

	Three months ended March 31,
	2025	2024
	(in thousands except per share amounts)

Numerator:
Net income (loss) from continuing operations	$934	$(16,010)
Loss from discontinued operations, net of income tax	(8,647)	(314)
Net loss attributable to common stockholders	$(7,713)	$(16,324)

Denominator:
Weighted-average shares of common stock outstanding, basic	183,468	186,635
Weighted-average shares of common stock outstanding, diluted	185,222	186,635

Net income (loss) per share attributable to common stockholders, basic:
Continuing operations	$0.01	$(0.09)
Discontinued operations	(0.05)	—
Net loss per share	$(0.04)	$(0.09)

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Net income (loss) per share attributable to common stockholders, diluted:
Continuing operations	$0.01	$(0.09)
Discontinued operations	(0.05)	—
Net loss per share	$(0.04)	$(0.09)
The following table illustrates the reconciliation of the denominators of the basic and diluted EPS computations for income (loss) from continuing operations and loss from discontinued operations, net of income tax.

	Three months ended March 31,
	2025	2024
	(in thousands)
Weighted-average shares of common stock outstanding, basic	183,468	186,635
Shares of common stock subject to outstanding RSUs	470	—
Shares of common stock subject to outstanding options	1,077	—
Shares of common stock pursuant to ESPP	207	—
Weighted-average shares of common stock outstanding, diluted	185,222	186,635

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect as of:

	March 31,
	2025	2024
	(in thousands)
Outstanding stock options and unvested RSUs	19,612	18,330
Shares of common stock pursuant to ESPP	—	227
Total anti-dilutive outstanding potential common stock	19,612	18,557
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
There were no transfers between fair value measurement levels during the three months ended March 31, 2025 and 2024.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of:

	March 31, 2025				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market	$1,444	$—	$—	$1,444	Cash equivalents
Interest rate swaps	—	926	—	926	Other non-current assets
Liability:
Interest rate swaps	$—	$3,286	$—	$3,286	Other non-current liabilities

	December 31, 2024				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Money market	$9,324	$—	$—	$9,324	Cash equivalents
Interest rate swaps	—	2,443	—	2,443	Other non-current assets
Liability:
Interest rate swap	$—	$947	$—	$947	Other non-current liabilities
Note 16. Income Taxes
Our provision for income taxes in interim periods is based on our estimated annual effective tax rate plus the impact, if any, of discrete items recognized in the interim period. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined.
The income tax expense was $0.5 million and $5.9 million for the three months ended March 31, 2025 and 2024, respectively. The difference in income tax expense for the three months ended March 31, 2025 as compared to the corresponding period in 2024 was driven primarily by an increase in pre-tax book income from continuing operations and discrete items, including the sale of North American Fitness during the three months ended March 31, 2024.
Note 17. Commitments and Contingencies
The Company has non-cancelable contractual purchase obligations incurred in the normal course of business to help deliver our services and products and provide support to its customers. These contracts with vendors primarily relate to software service, targeted mail costs, third-party fulfillment costs and software hosting. Unrecognized future minimum payments due under these agreements are as follows (in thousands):

Year ended December 31,
2025 (remainder of year)	$8,695
2026	3,745
2027	2,625
2028	2,750
2029	687
Thereafter	—
Total future minimum payments due	$18,502
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of March 31, 2025 and December 31, 2024, the Company recorded a liability in the amount of $10.3 million and $10.7 million, respectively within current liabilities and other long-term liabilities as a provision for sales and use, gross receipts and goods and services tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.
Note 18. Geographic Areas
The following table sets forth long-lived assets by geographic area as of:

	March 31,	December 31,
	2025	2024
	(in thousands)
United States	$39,868	$38,362
International	$9,612	$9,362
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
The accounting policies of the segment are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2024. Based on being a single reportable segment company, the Company has disclosed net income (loss) from continuing operations as its primary measure of profit or loss used by the chief operating decision maker (“CODM”), which is reported on the unaudited condensed consolidated statement of operations and comprehensive loss as net income (loss) from continuing operations. The CODM is provided financial information inclusive of net income (loss) from continuing operations, which is used to assess performance of the segment and decide how to allocate resources. The CODM uses net income (loss) from continuing operations, among other metrics, to assist in evaluating the financial performance of the Company and monitoring budget versus actual results. The CODM does not review assets in evaluating segments results, and

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
therefore, such information is not presented. The measure of segment assets is reported on the consolidated balance sheets as total assets.
Disaggregated information is not used for assessing the performance of the Company or for making resource allocation decisions. The CODM reviews financial information presented on an aggregated and consolidated basis, together with revenue information of the three core vertical markets. The software and technology-based solutions provided by the Company are deployed and implemented to customers in a similar manner regardless of industry. See Notes 5. Revenue and 18. Geographic Areas for disaggregated information regarding the Company's revenues and long-lived assets by geography, respectively.
The following table provides segment information for revenues, net loss and significant expenses:

	Three months ended March 31,
	2025	2024

Total revenues	$142,273	$137,852
Less(1):
Employee expense	55,800	57,118
Marketing and advertising	8,388	7,581
Communication services	5,679	5,555
Third-party commissions	5,296	5,334
Software, tools and hosting	13,639	13,277
Legal and professional fees	14,671	11,745
Loss on held for sale and impairments	85	11,232
Other segment items(2)	7,742	9,402
Depreciation and amortization	16,768	20,904
Interest and other expense, net	12,759	5,791
Income tax expense	512	5,923
Total expenses	141,339	153,862
Net income (loss) from continuing operations	934	(16,010)
Loss from discontinued operations, net of income tax	(8,647)	(314)
Net loss	$(7,713)	$(16,324)

(1) The significant expense categories and amounts align with information that is regularly reviewed by the CODM.
(2) Other segment items include corporate overhead expenses, transaction-related and other non-recurring or unusual costs, facility expenses, bad debt and other miscellaneous cost of services.
	Three months ended March 31,
	2025	2024

Other Segment Disclosures
Interest income	$1,080	$687
Interest expense	8,759	10,673
Other Significant Non-cash Items:
Stock-based compensation	6,755	5,410
There are no reconciling items or adjustments between segment revenues, net loss, total assets and consolidated revenues, net loss and total assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to "EverCommerce," the “Company,” “we,” “us” and “our” refer to EverCommerce Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 13, 2025. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise noted, disclosures within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relate solely to the Company's continuing operations, which excludes the marketing technology disposal group.
Overview
EverCommerce is a leading provider of integrated, vertically-tailored software-as-a-service (“SaaS”) solutions for service-based small- and medium-sized businesses (“service SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. As of December 31, 2024, we served more than 740,000 customers primarily across three core verticals: EverPro for Home Services; EverHealth for Health Services; and EverWell for Wellness Services. Excluding the customers associated with marketing technology solutions, which we anticipate selling in the year ending December 31, 2025, we served more than 725,000 customers (see Note 3. Discontinued Operations in this Quarterly Report on Form 10-Q). Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as home improvement contractors and home maintenance technicians, to physician practices and therapists within Health Services, to salon owners within Wellness. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly specialized demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences.
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
Our continuing operations generate two types of revenue: (i) Subscription and Transaction Fees, which are primarily recurring revenue streams, and (ii) Other revenue, which consists primarily of one-time revenue streams. Our recurring revenue generally consists of monthly, quarterly and annual software and maintenance subscriptions and transaction revenue associated with integrated payments and billing solutions.
Our business benefits from attractive unit economics. Approximately 97% of our revenue was recurring or re-occurring in the three months ended March 31, 2025 and 2024, and we maintained an annualized net revenue retention rate from continuing operations of approximately 97% and 99% for the quarters ended March 31, 2025 and 2024, respectively. Our annualized pro forma net revenue retention rate was equal to the annualized net revenue retention rate for the quarters ended March 31, 2025 and 2024, respectively, as the acquisitions and dispositions closed during the prior period were not material to our prior period unaudited condensed consolidated results on a proforma basis. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.
We calculate our annualized net revenue retention rate based on the average of the annualized net revenue retention rate calculated for each month during the twelve-month period as of the most recent quarter end. Our calculation of net revenue retention rate for any fiscal period includes the positive recurring and re-occurring revenue impacts of selling new solutions to existing customers and the negative impacts of contraction and attrition among this set of customers. The annualized net revenue retention rate for a particular month is calculated as the recurring or re-occurring revenue gained/lost from existing customers, less the recurring or re-occurring revenue lost from cancelled customers as a percentage of total recurring or re-occurring revenue during the corresponding month of the prior year. For existing customers, we consider customers that existed 11 or more months prior to the current month and that do not have an end date (i.e., cancelled relationship) on or after the first day of the current month. For example, the recurring or re-occurring revenue gained/lost from existing customers in November 2024 is the difference between the recurring or re-occurring revenue generated in November 2024 and the same such revenue generated in November 2023, for customers with a start date prior to December 1, 2023 and no end date or cancelled relationship on or after November 1, 2024. For cancelled customers, we examine customers that cancelled their relationships on or after the first day of the month that is 12 months prior to the current month and before the first day of the current month. For example, the recurring or re-occurring revenue lost from cancelled customers in November 2024 is the difference between the recurring or re-occurring revenue generated in November 2024 and the same such revenue generated in November 2023, for customers that cancelled on or after November 1, 2023 and before November 1, 2024. The annualized pro forma net revenue retention rate is calculated as the annualized net revenue retention rate adjusted as though acquisitions and dispositions that were closed during the prior period presented were closed on the first day of such period presented. Our annualized net revenue retention rate and pro forma net revenue retention rate may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of solutions, new acquisitions and dispositions and our ability to retain our customers. Our calculation of annualized net revenue retention rate and annualized pro forma net revenue retention rate may differ from similarly titled metrics presented by other companies.
Impact of Macroeconomic Climate
The macroeconomic climate has seen in the recent years, and may continue to see, pressure from global developments such as international geopolitical conflicts, increased tariffs and proposed tariffs between the United States and other nations, trade restrictions and conflict, terrorism, pandemics or health crises, rising inflation, fluctuations in the value of the US Dollar, rising interest rates and supply chain disruptions. These developments have had and may continue to have an adverse effect on our revenues and demand for our products and services, as well as on our costs of doing business. We have taken and will continue to take actions to help mitigate the impact of these economic challenges, but there can be no assurance as to the effectiveness of our efforts going forward.
Discontinued Operations
In late 2024, the Company began a process to review strategic alternatives for its marketing technology solutions. On March 5, 2025, the Board of Directors (“the Board”), in conjunction with Company management committed to a plan to sell the Company’s marketing technology solutions, which is expected to result in a sale transaction in 2025. The Company is currently engaged in an active program to sell its marketing technology solutions. Additionally, the Company determined that its decision to sell marketing technology solutions is considered a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations. As a result, the assets and liabilities of marketing technology solutions are presented as held for sale on our unaudited condensed consolidated balance sheets and their operating results are presented as discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. During the three months ended March 31, 2025, we recognized an impairment charge of $9.4 million, comprised of a goodwill impairment charge of $6.9 million and a valuation allowance of $2.6 million to adjust the carrying value of the marketing technology disposal group to estimated fair value less cost to sell, which is included in loss from discontinued operations, net of income tax, on our unaudited condensed consolidated statements of operations and comprehensive loss.
Sale of Fitness Solutions
On March 13, 2024, we entered into definitive sale and purchase agreements to sell our fitness solutions, comprised of North American Fitness and UK Fitness (“Fitness Solutions”), to Jonas Software (see Note 4. Fitness Solutions Disposition in this Quarterly Report on Form 10-Q). The sale of North American Fitness closed simultaneously with signing and the sale of UK Fitness closed July 1, 2024. The divestiture did not qualify for reporting as a discontinued operation and therefore, its results were included in our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q through the applicable date of sale. During the three months ended March 31, 2024, we recognized a loss of $4.8 million related to the disposal of North American Fitness, a goodwill impairment charge of $6.4 million representing the allocated goodwill to Fitness Solutions, which are included in loss on held for sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss included in this Quarterly Report on Form 10-Q.
Key Factors Affecting Our Performance
We believe that our performance and future success depends on a number of factors that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, please see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Factors Affecting Our Performance” included in our Annual Report on Form 10-K. For a discussion about why we consider our Non-GAAP measures useful and a discussion of the material risks and limitations of such measures, please see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Business and Financial Metrics – Non-GAAP Financial Measures” included in our Annual Report on Form 10-K filed on March 13, 2025.
Key Business and Financial Metrics
In addition to our results and measures of performance determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we believe the following key business and non-GAAP financial measures are useful in evaluating and comparing our financial and operational performance over multiple periods, identifying trends affecting our business, formulating business plans and making strategic decisions. Unless otherwise noted, all amounts, percentages and discussions below reflect only the results of operations and financial condition of our continuing operations (see Note 3. Discontinued Operations in this Quarterly Report on Form 10-Q).
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
Our Revenue Growth Rate was 3.2% for the three months ended March 31, 2025. Total revenues include pre-divestiture revenue from Fitness Solutions, which was divested in 2024 (see Note 4. Fitness Solutions Disposition in this Quarterly Report on Form 10-Q), of

$5.4 million during the three months ended March 31, 2024. Our Pro Forma Revenue Growth rate was 7.4% for the three months ended March 31, 2025, reflective of the underlying growth in our business as a result of new customers and providing more solutions to existing customers.
Non-GAAP Financial Measures
Adjusted Gross Profit
Gross profit is calculated as total revenue less cost of revenue (exclusive of depreciation and amortization), amortization of developed technology, amortization of capitalized software and depreciation expense (allocated to cost of revenues). We calculate Adjusted Gross Profit as gross profit adjusted to exclude non-cash charges of depreciation and amortization allocated to cost of revenues. Adjusted Gross Profit should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other U.S. GAAP measures of income (loss) or profitability.
The following table presents a reconciliation of gross profit, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Adjusted Gross Profit.

	Three months ended March 31,		Change
	2025	2024	$
	(in thousands)
Revenue	$142,273	$137,852	$4,421
Cost of revenues (exclusive of depreciation and amortization)	31,188	31,501	(313)
Amortization of developed technology	2,122	2,859	(737)
Amortization of capitalized software	2,396	2,401	(5)
Depreciation expense allocated to cost of revenues	134	207	(73)
Gross profit from continuing operations	106,433	100,884	5,549
Depreciation and amortization	4,652	5,467	(815)
Adjusted gross profit from continuing operations	$111,085	$106,351	$4,734
Adjusted EBITDA
Adjusted EBITDA is calculated as net loss adjusted to exclude interest and other expense, net, income tax expense (benefit), depreciation and amortization, other amortization, stock-based compensation, and transaction-related and other non-recurring or unusual costs. Other amortization includes amortization for capitalized contract acquisition costs. Transaction-related costs are specific deal-related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. Other non-recurring or unusual costs are expenses such as impairment charges, (gains) losses from divestitures, system implementation costs, executive separation costs, severance expense related to planned restructuring activities, and costs associated with integration and transformation improvements. Transaction-related and other non-recurring or unusual costs are excluded as they are not representative of our underlying operating performance. Adjusted EBITDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other U.S. GAAP measures of income (loss).
The following table presents a reconciliation of net loss from continuing operations, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Adjusted EBITDA from continuing operations.

	Three months ended March 31,		Change
	2025	2024	$
	(in thousands)
Net income (loss) from continuing operations	$934	$(16,010)	$16,944
Adjusted to exclude the following:
Interest and other expense, net	12,759	5,791	6,968
Income tax expense	512	5,923	(5,411)
Depreciation and amortization	16,768	20,904	(4,136)
Other amortization	1,482	1,311	171
Stock-based compensation expense	6,755	5,410	1,345
Transaction-related and other non-recurring or unusual costs	5,735	15,321	(9,586)
Adjusted EBITDA from continuing operations	$44,945	$38,650	$6,295
Description of Certain Components of Financial Data
Each of the components of our financial results described below relate to continuing operations other than loss from discontinued operations, net of income tax. For additional information concerning our accounting policies, see Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in our Annual Report on Form 10-K.
Revenues
We derive our revenue from two primary sources which are described in detail below: (i) Subscription and Transaction Fees, which are primarily recurring revenue streams, and (ii) Other revenue, which consists primarily of the sale of distinct professional services and hardware. Our revenue recognition policies are discussed in more detail below under “Critical Accounting Policies and Significant Judgments and Estimates.”
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
Other: Revenue includes (i) consulting, implementation, training and other professional services; (ii) revenue from various business development partnerships; (iii) event income; and (iv) hardware sales related to our business management or payment software solutions.
Cost of Revenues
Cost of revenue (exclusive of depreciation and amortization) consists of expenses related to delivering our services and products and providing support to our customers and includes employee costs and related overhead, customer credit card processing fees, targeted mail costs, third-party fulfillment costs and software hosting expenses.
We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the rate of growth of subscription and transaction fees, labor costs, third-party expenses and acquisitions and dispositions. For the three months ended March 31, 2025, revenue from subscription and transaction fees increased 3.3% compared to the prior year period.
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
Product Development
Product development expense consists primarily of employee costs for our product development personnel, including salaries, benefits, stock-based compensation and bonuses. Product development expenses also include third-party outsourced technology costs incurred in developing our platforms, and computer equipment, software and subscription services dedicated for use by our product development organization. We expect our product development expenses to increase in absolute dollars and increase as a percentage of revenue during 2025 as we continue to dedicate substantial resources to develop, improve and expand the functionality of our solutions.
General and Administrative
General and administrative expense consists of employee costs for our executive leadership, accounting, finance, legal, human resources and other administrative personnel, including salaries, benefits, bonuses and stock-based compensation. General and administrative expenses also include external legal, accounting and other professional services fees, rent, software and subscription services dedicated for use by our general and administrative employees and other general corporate expenses. We expect general and administrative expense to increase on an absolute dollar basis for the foreseeable future due to increased costs as a result of being a public company. As we are able to further scale our operations in the future, we would expect that general and administrative expenses would decrease as a percentage of revenue.
Depreciation and Amortization
Depreciation and amortization primarily relate to intangible assets, property and equipment and capitalized software.

Loss on Held for Sale and Impairments
Loss on held for sale represents the measurement of a disposal group at the lower of its carrying value or fair value less cost to sell in the period the held for sale criteria are met, and subsequent remeasurement each reporting period the disposal group remains classified as held for sale. Impairments include a goodwill impairment charge representing the allocated goodwill and a loss on disposition from the sale of North American Fitness, representing the difference between the consideration received and the net carrying amount of the assets sold and transaction costs during the three months ended March 31, 2024 (see Note 4. Fitness Solutions Disposition in this Quarterly Report on Form 10-Q). Impairments also include operating lease impairments related to the Company’s decision to cease use of certain leased premises and sublease certain facilities.
Interest and Other Expense, net
Interest and other expense, net, primarily consists of interest expense on long-term debt, net of interest income. It also includes amortization expense of financing costs and discounts, as well as realized and unrealized gains and losses related to interest rate swap agreements.
Income Tax Expense
U.S. GAAP requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax expense of net operating loss and tax credit carryforwards. Income taxes are recognized for the amount of taxes payable by the Company's corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.
Loss from Discontinued Operations, Net of Income Tax
Loss on from discontinued operations, net of income tax consists of the operating results of marketing technology solutions, including the measurement of the disposal group at the lower of carrying value or estimated fair value less cost to sell. For more information regarding the disposal group, see Note 3. Discontinued Operations in this Quarterly Report on Form 10-Q.

Results of Operations
The following tables summarize key components of our results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of our results of operations that may be expected in the future. The following comparative information for results of operations for all periods presented have been adjusted to reflect discontinued operations related to Marketing Technology Solutions and includes the operating results of Fitness Solutions for all periods through the applicable date of sale.
Comparison of the three months ended March 31, 2025 and 2024

	Three months ended March 31,		Change
	2025	2024	$
	(in thousands)
Revenues:
Subscription and transaction fees	$137,779	$133,382	$4,397
Other	4,494	4,470	24
Total revenues	142,273	137,852	4,421
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	31,188	31,501	(313)
Sales and marketing (1)	28,783	27,564	1,219
Product development (1)	19,963	19,306	657
General and administrative (1)	31,281	31,641	(360)
Depreciation and amortization	16,768	20,904	(4,136)
Loss on held for sale and impairments	85	11,232	(11,147)
Total operating expenses	128,068	142,148	(14,080)
Operating income (loss)	14,205	(4,296)	18,501
Interest and other expense, net	(12,759)	(5,791)	(6,968)
Net income (loss) from continuing operations before income tax (expense) benefit	1,446	(10,087)	11,533
Income tax expense	(512)	(5,923)	5,411
Net income (loss) from continuing operations	934	(16,010)	16,944
Loss from discontinued operations, net of income tax	(8,647)	(314)	(8,333)
Net loss	$(7,713)	$(16,324)	$8,611
(1)Includes stock-based compensation expense as follows:

	Three months ended March 31,		Change
	2025	2024	$
	(in thousands)
Cost of revenues	$97	$95	$2
Sales and marketing	320	335	(15)
Product development	460	502	(42)
General and administrative	5,878	4,478	1,400
Total stock-based compensation expense	$6,755	$5,410	$1,345

Comparison of the three months ended March 31, 2025 and 2024 (percentage of revenue)
The following table provides the key components of operating costs within our results of operations as a percentage of revenue for the three months ended March 31, 2025 compared to the same period in 2024.

	Three months ended March 31,		Change
	2025	2024	%

Total Revenues	100%	100%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	21.9%	22.9%	(1.0)%
Sales and marketing	20.2%	20.0%	0.2%
Product development	14.0%	14.0%	—%
General and administrative	22.0%	23.0%	(1.0)%
Depreciation and amortization	11.8%	15.2%	(3.4)%
Loss on held for sale and impairments	0.1%	8.1%	(8.0)%
Total operating expenses	90.0%	103.1%	(13.1)%
While revenue growth remains a key focus, we remain committed to continued expansion of gross margin, net income and Adjusted EBITDA through ongoing transformation initiatives. As a percentage of revenue, cost of revenues declined from 22.9% for the three months ended March 31, 2024, to 21.9% for the three months ended March 31, 2025, an improvement of approximately 100 basis points resulting in higher gross margin. As a percentage of revenue, the combination of cost of revenue, sales and marketing, product development and general and administrative costs declined from 79.8% for the three months ended March 31, 2024 as compared to 78.2% for the three months ended March 31, 2025, an improvement of 220 basis points. A discussion on primary drivers of cost reductions resulting in improved margin follows in the subsequent sections.
Revenues

	Three months ended March 31,		Change
	2025	2024	$
	(in thousands)
Revenues:
Subscription and transaction fees	$137,779	$133,382	$4,397
Other	4,494	4,470	24
Total revenues	$142,273	$137,852	$4,421
Revenues increased $4.4 million, or 3.2%, for the three months ended March 31, 2025, as compared to the same period in 2024. The growth of revenue from subscription and transaction fees was 3.3% during the three months ended March 31, 2025, as compared to the prior year period, while other revenue was consistent with the prior year period. The majority of our revenue growth is attributable to the successful delivery of system of action capabilities to our SMBs in our verticals of home services, health and wellness. The subscription and transaction fees revenue increase consists primarily of increases from (a) business management software and (b) billing and payment solutions. Business management software revenues drove a $4.0 million increase in subscription and transaction fees revenue for the three months ended March 31, 2025, due to an expansion in our number of customers, certain price increases across our portfolio, and an increase in rebate revenue from contracted suppliers due to growth of membership subscriptions in group purchasing programs. Billing and payment solutions revenues drove an increase of $0.4 million during the three months ended March 31, 2025. The increase in the three-month period was primarily due to higher transaction volumes processed through our payment platforms, partially offset by lower revenue due to the Fitness Solutions divestiture. Subscription and transaction fees revenue also includes pre-divestiture revenue from Fitness Solutions of $5.8 million for the three months ended March 31, 2024 (see Note 4. Fitness Solutions Disposition in this Quarterly Report on Form 10-Q). Other revenues were relatively consistent as compared to the prior year period.

Cost of Revenues

	Three months ended March 31,		Change
	2025	2024	$
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization presented separately below)	$31,188	$31,501	$(313)
Cost of revenues decreased by $0.3 million, or 1.0%, for the three months ended March 31, 2025 as compared to the same period in 2024. As a percentage of revenue, cost of revenues decreased slightly in the three-month period from 22.9% to 21.9%, an improvement of 100 basis points, due to cost discipline through ongoing transformation initiatives.
Sales and Marketing

	Three months ended March 31,		Change
	2025	2024	$
	(dollars in thousands)
Sales and marketing	$28,783	$27,564	$1,219
Sales and marketing expenses increased by $1.2 million, or 4.4%, for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was driven primarily by an additional $0.5 million in advertising expense, $0.4 million increase in personnel and compensation expenses, and $0.2 million in outsourced services.
Product Development

	Three months ended March 31,		Change
	2025	2024	$
	(dollars in thousands)
Product development	$19,963	$19,306	$657
Product development expenses increased by $0.7 million, or 3.4%, for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was driven primarily by an additional $1.5 million in outsourced services, partially offset by a $0.5 million reduction in personnel and compensation expenses and a $0.2 million decrease in professional fees.
General and Administrative

	Three months ended March 31,		Change
	2025	2024	$
	(dollars in thousands)
General and administrative	$31,281	$31,641	$(360)
General and administrative expenses decreased by $0.4 million, or 1.1%, for the three months ended March 31, 2025 as compared to the same period in 2024. As a percentage of revenue, general and administrative expenses decreased slightly in the three-month period from 23.0% to 22.0%, an improvement of 100 basis points, due to cost discipline through ongoing transformation initiatives.
Depreciation and Amortization

	Three months ended March 31,		Change
	2025	2024	$
	(dollars in thousands)
Depreciation and amortization	$16,768	$20,904	$(4,136)
Depreciation and amortization expenses decreased by $4.1 million, or 19.8%, for the three months ended March 31, 2025 as compared to the same period in 2024. The reduction in depreciation and amortization was driven primarily by the reduced rate of replacement assets resulting from a slowdown in business acquisitions. The decrease for the three-month period was driven primarily by $3.8 million in lower intangible assets’ amortization and $0.3 million of property and equipment depreciation.

Loss on Held for Sale and Impairments

	Three months ended March 31,		Change
	2025	2024	$
	(dollars in thousands)
Loss on held for sale and impairments	$85	$11,232	$(11,147)
During the three months ended March 31, 2025, we recorded a $0.1 million working capital adjustment related to the disposal of Fitness Solutions. In March 2024, we entered into definitive sale and purchase agreements to sell our Fitness Solutions (see Note 4. Fitness Solutions Disposition in this Quarterly Report on Form 10-Q). During the three months ended March 31, 2024, the North American Fitness transaction resulted in a loss on disposal of $4.8 million and a goodwill impairment charge of $6.4 million representing the allocated goodwill to Fitness Solutions. The three months ended March 31, 2024 included right-of-use lease asset impairments charges of $0.4 million. We did not have similar right-of-use lease asset impairment charges during the three months ended March 31, 2025.
Interest and Other Expense, net

	Three months ended March 31,		Change
	2025	2024	$
	(dollars in thousands)
Interest and other expense, net	$12,759	$5,791	$6,968
Interest and other expense, net, increased by $7.0 million, or 120.3%, for the three months ended March 31, 2025 as compared to the same period in 2024 with the changes primarily driven by volatility of interest rates. The increase for the three-month period was driven primarily by an unrealized loss of $3.9 million on interest rate swaps recorded during the three months ended March 31, 2025 as compared to an unrealized gain of $4.8 million in the comparative period. The increase was partially offset by a decrease of $1.9 million in interest expense as a result of lower variable base interest rates on the Company’s Credit Facilities (as defined below), the amendment to the Term Loan in the fourth quarter 2024 resulting in a reduction in margin and the removal of the credit spread adjustment, and the Third Swap executed in the third quarter 2024 to covert $125 million of the floating rate component of our Term Loan to a fixed rate (see Note 11. Long-Term Debt in this Quarterly report on Form 10-Q).
Income Tax Expense

	Three months ended March 31,		Change
	2025	2024	$
	(dollars in thousands)
Income tax expense	$(512)	$(5,923)	$5,411
Income tax expense decreased by $5.4 million for the three months ended March 31, 2025 as compared to the corresponding period in 2024, with the change driven primarily by an increase in pre-tax book income from continuing operations and discrete items, including the sale of North American Fitness during the three months ended March 31, 2024.
Loss from Discontinued Operations, Net of Income Tax

	Three months ended March 31,		Change
	2025	2024	$
	(dollars in thousands)
Loss from discontinued operations, net of income tax	$(8,647)	$(314)	$(8,333)
Loss from discontinued operations, net of income tax increased by $8.3 million during the three months ended March 31, 2025 as compared to the corresponding period in 2024 and consists of the operating results of marketing technology solutions. During the three months ended March 31, 2025, we recognized an impairment charge of $9.4 million, comprised of a goodwill impairment charge of $6.9 million and a valuation allowance of $2.6 million to adjust the marketing technology disposal group to estimated fair value less cost to sell. We did not have similar expenses during the three months ended March 31, 2024. (see Note 3. Discontinued Operations in

this Quarterly Report on Form 10-Q).
Liquidity and Capital Resources
To date, our primary sources of liquidity have been net cash provided by operating activities, proceeds from equity issuances and proceeds from long-term debt.
We utilize liquidity for items such as strategic investments in the ongoing transformation of our business and infrastructure, business acquisitions and share repurchases authorized through our Repurchase Program (defined below). Absent significant deterioration of market conditions, we expect that working capital requirements, capital expenditures, acquisitions, the Company’s Repurchase Program, debt servicing and lease obligations will be our principal needs for liquidity going forward.
As of March 31, 2025, we had cash, cash equivalents and restricted cash of $148.4 million, $190.0 million of available borrowing capacity under our Revolver (as defined below) and $530.8 million outstanding under our Term Loan (as defined below). We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. If needed, additional funds may not be available on terms favorable to us, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part II, Item 1A. “Risk Factors.”
Cash Flows
The following table sets forth cash flow data, inclusive of continuing and discontinued operations, for the periods indicated therein:

	Three months ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$30,678	$13,297
Net cash used in investing activities	(5,643)	(3,606)
Net cash used in financing activities	(12,267)	(12,371)
Effect of foreign currency exchange rate changes on cash	(142)	(593)
Net increase (decrease) in cash, cash equivalents and restricted cash	$12,626	$(3,273)
Cash Flow from Operating Activities
Net cash provided by operating activities was $30.7 million for the three months ended March 31, 2025, compared to $13.3 million for the three months ended March 31, 2024. Changes in net cash provided by operating activities resulted primarily from cash received from net sales within our subscription and transaction fees and marketing technology solutions. Other drivers of the changes in net cash provided by operating activities include payments for personnel expenses for our employees, costs related to delivering our services and products, partner commissions, advertising and interest on our long-term debt.
The increase in cash provided by operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to lower costs as a result of our transformation and optimization initiatives comprised of a reduction in general overhead expenses, including personnel expenses, to support our business of $6.8 million, lower costs directly related to the delivery of our services and products of $6.1 million, lower interest payments of $2.0 million, higher cash collections from our subscription and transaction fees, which includes revenues from payment processing, of approximately $3.0 million and higher interest income of $0.4 million. These increases were partially offset by higher taxes of $0.9 million.
Cash Flow from Investing Activities
During the three months ended March 31, 2025, net cash used in investing activities of $5.6 million related primarily to costs to develop software of $5.1 million and $0.5 million for purchases of property and equipment.
During the three months ended March 31, 2024, net cash used in investing activities of $3.6 million was related primarily to costs to develop software of $4.4 million and $0.4 million for purchases of property and equipment, partially offset by proceeds from the sale of North American Fitness, net of transaction costs, cash and restricted cash sold for approximately $1.2 million.

Cash Flow from Financing Activities
During the three months ended March 31, 2025, net cash used in financing activities of $12.3 million related primarily to the repurchase and retirement of shares of our common stock of $11.1 million.
During the three months ended March 31, 2024, net cash used in financing activities of $12.4 million was related primarily to the repurchase and retirement of shares of our common stock of $12.1 million.
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
Effective as of July 1, 2023, borrowings under the Credit Facilities bear interest at our option at ABR plus an applicable rate, or at a forward-looking term rate based upon the secured overnight financing rate (“SOFR”), plus (i) (a) with respect to the Term Loan, credit spread adjustments of 0.11448%, 0.26161%, 0.42826% and 0.71513% for interest periods of one, three, six and twelve months, respectively, and (b) with respect to revolving loans, a credit spread adjustment of 0.0% (“Adjusted SOFR”) plus (ii) an applicable rate, in each case with such applicable rate based on our first lien net leverage ratio. The ABR represents the highest of the prime rate, Federal Reserve Bank of New York rate plus ½ of 1%, and the Adjusted SOFR for a one month interest period plus 1%. The applicable rate for the Term Loan and the Revolver is 3.0% for Adjusted SOFR borrowings and 2.0% for ABR borrowings, in each case subject to change based on our first lien net leverage ratio.
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
We have entered into the following interest rate swap agreements in connection with our Credit Facilities to convert a portion of the floating rate component of the Term Loan from a floating rate to fixed rate:

Effective	Expiration	Fixed Interest	Notional	Asset (Liability) Fair Value at
Date	Date	Rate	Amount	March 31, 2025
			(in thousands)	(in thousands)
October 31, 2022	October 31, 2027	4.212%	$200,000	$(2,645)
March 31, 2023	October 31, 2027	3.951%	100,000	(641)
September 20, 2024	October 31, 2027	3.395%	125,000	926
The Revolver has a variable commitment fee, which is based on our first lien leverage ratio. We expect the commitment fee to range from 0.25% to 0.375% per annum. We are obligated to pay a fixed fronting fee for letters of credit of 0.125% per annum.
Amounts borrowed under the Revolver may be repaid and re-borrowed through maturity of the Revolver in July 2026. The Term Loan matures in July 2028. The Term Loan may be repaid or prepaid but may not be re-borrowed.
As of March 31, 2025, there was $530.8 million outstanding under our Credit Facilities, all of which was related to the Term Loan as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loan was approximately 7.17% for the three months ended March 31, 2025, excluding the effect of any interest rate swap agreements.
As of March 31, 2025, we were in compliance with the covenants under the Credit Facilities.
Stock Repurchase Program
On June 14, 2022, our Board of Directors approved the stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, May 21, 2024, and May 1, 2025 our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date for a total authorization to repurchase up to $250.0 million in shares of the Company’s common stock, and extended the expiration of the Repurchase Program most recently through December 31, 2026. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board. The Company expects to fund repurchases with existing cash on hand.
The Company repurchased and retired 1.1 million shares of common stock for approximately $11.2 million, including transaction fees and taxes, during the three months ended March 31, 2025. As of March 31, 2025, $21.6 million remained available under the Repurchase Program.
Contractual Obligations
There have been no material changes to our contractual obligations as of March 31, 2025 from those disclosed in our Annual Report on Form 10-K.
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
Our critical accounting policies are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted, and their potential impact to our financial statements.
Election Under the Jumpstart Our Business Startups Act of 2012
The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our disclosures regarding market risk as described in our Annual Report on Form 10-K under the heading Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Changes in Internal Control over Financial Reporting
We continue to work to remediate our material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
During the three months ended March 31, 2025, we repurchased approximately $11.2 million in shares of our common stock under our Repurchase Program, including transaction fees and taxes. The stock repurchase activity under our Repurchase Program during the three months ended March 31, 2025 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
	(in thousands, except per share and share amounts)

January 1, 2025 - January 31, 2025	248,799	$10.47	248,799	$30,050
February 1, 2025 - February 28, 2025	281,936	$10.37	281,936	$27,126
March 1, 2025 - March 31, 2025	567,458	$9.77	567,458	$21,583
(1)On June 14, 2022, our Board approved the Repurchase Program with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, May 21, 2024, and May 1, 2025 our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date for a total authorization to repurchase up to $250.0 million in shares of the Company’s common stock and, most recently, extended the expiration of the Repurchase Program through December 31, 2026.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of EverCommerce Inc	8-K	001-40575	3.1	7/9/2021
3.2	Amended and Restated Bylaws of EverCommerce Inc	8-K	001-40575	3.2	7/9/2021
10.1	Amendment to Executive Employment Agreement by and between Matthew Feierstein and EverCommerce Solutions Inc.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERCOMMERCE INC.

Date: May 8, 2025	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Chief Financial Officer
(Principal Financial Officer)