Form 10-Q
period 2025-06-30
EverCommerce Inc.
filed 2025-08-06
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, there were 181,278,754 shares of the registrant’s common stock, par value $0.00001, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, macroeconomic and market conditions, equity compensation, business strategy, plans, market growth, future acquisitions and other capital expenditures, expectations regarding the strategic review of our Marketing Technology Solutions including any potential sale, progress towards remediation of our material weakness, expected impacts from legislation and our objectives for future operations.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EverCommerce Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$151,060	$135,782
Accounts receivable, net of allowance for expected credit losses of $2.7 million and $2.3 million at June 30, 2025 and December 31, 2024, respectively	35,102	31,090
Contract assets	15,595	12,839
Assets held for sale	48,336	11,422
Prepaid expenses and other current assets	29,180	27,181
Total current assets	279,273	218,314
Property and equipment, net	5,790	6,129
Capitalized software, net	48,180	41,595
Other non-current assets	34,513	36,127
Non-current assets held for sale	—	44,779
Intangible assets, net	184,044	211,172
Goodwill	867,205	863,152
Total assets	1,419,005	1,421,268
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,948	$6,599
Accrued expenses and other	58,551	50,840
Deferred revenue	23,155	22,107
Customer deposits	13,049	11,382
Current maturities of long-term debt	5,500	5,500
Liabilities held for sale	12,718	14,298
Total current liabilities	117,921	110,726
Long-term debt, net of current maturities and deferred financing costs	520,294	522,442
Other non-current liabilities	36,812	36,301
Non-current liabilities held for sale	—	973
Total liabilities	675,027	670,442
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 182,188,973 and 183,725,236 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2	2
Accumulated other comprehensive loss	(9,832)	(14,318)
Additional paid-in capital	1,414,432	1,426,206
Accumulated deficit	(660,624)	(661,064)
Total stockholders’ equity	743,978	750,826
Total liabilities and stockholders’ equity	$1,419,005	$1,421,268
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share and share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Subscription and transaction fees	$142,841	$135,684	$280,620	$269,066
Other	5,174	4,839	9,668	9,309
Total revenues	148,015	140,523	290,288	278,375
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	33,395	31,561	64,583	63,062
Sales and marketing	30,611	28,959	59,394	56,523
Product development	19,497	19,228	39,460	38,534
General and administrative	32,121	32,712	63,402	64,353
Depreciation and amortization	16,589	19,901	33,357	40,805
Loss on held for sale and impairments	—	459	85	11,691
Total operating expenses	132,213	132,820	260,281	274,968
Operating income	15,802	7,703	30,007	3,407
Interest and other expense, net	(8,798)	(9,552)	(21,557)	(15,343)
Net income (loss) from continuing operations before income tax expense	7,004	(1,849)	8,450	(11,936)
Income tax expense	(1,243)	(703)	(1,755)	(6,626)
Net income (loss) from continuing operations	5,761	(2,552)	6,695	(18,562)
Income (loss) from discontinued operations, net of income tax	2,392	(824)	(6,255)	(1,138)
Net income (loss)	8,153	(3,376)	440	(19,700)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net	4,009	942	4,486	(2,593)
Comprehensive income (loss)	$12,162	$(2,434)	$4,926	$(22,293)

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.03	$(0.02)	$0.04	$(0.10)
Discontinued operations	0.01	—	(0.04)	(0.01)
Total	$0.04	$(0.02)	$—	$(0.11)

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.03	$(0.02)	$0.04	$(0.10)
Discontinued operations	0.01	—	(0.04)	(0.01)
Total	$0.04	$(0.02)	$—	$(0.11)

Weighted-average shares of common stock outstanding used in computing net income (loss) per share:
Basic	182,600,189	185,182,906	183,031,556	185,907,621
Diluted	184,240,814	185,182,906	184,838,467	185,907,621
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2024	183,725	$2	$1,426,206	$(661,064)	$(14,318)	$750,826
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	240	—	(1,182)	—	—	(1,182)
Stock-based compensation	—	—	6,940	—	—	6,940
Stock option exercises	167	—	1,385	—	—	1,385
Repurchase and retirement of common stock, including taxes	(1,098)	—	(11,164)	—	—	(11,164)
Foreign currency translation gain, net	—	—	—	—	477	477
Net loss	—	—	—	(7,713)	—	(7,713)
Balance at March 31, 2025	183,034	$2	$1,422,185	$(668,777)	$(13,841)	$739,569
Issuance of common stock for Employee Stock Purchase Plan	183	—	1,562	—	—	1,562
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	385	—	(1,815)	—	—	(1,815)
Stock-based compensation	—	—	8,270	—	—	8,270
Stock option exercises, net	631	—	4,827	—	—	4,827
Repurchase and retirement of common stock, including taxes	(2,044)	—	(20,597)	—	—	(20,597)
Foreign currency translation gain, net	—	—	—	—	4,009	4,009
Net income	—	—	—	8,153	—	8,153
Balance at June 30, 2025	182,189	$2	$1,414,432	$(660,624)	$(9,832)	$743,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2023	186,934	$2	$1,454,026	$(619,975)	$(8,017)	$826,036
Common stock issued upon vesting of restricted stock units	301	—	—	—	—	—
Stock-based compensation	—	—	5,576	—	—	5,576
Stock option exercises	160	—	1,072	—	—	1,072
Repurchase and retirement of common stock, including taxes	(1,234)	—	(12,139)	—	—	(12,139)
Foreign currency translation loss, net	—	—	—	—	(3,535)	(3,535)
Net loss	—	—	—	(16,324)	—	(16,324)
Balance at March 31, 2024	186,161	$2	$1,448,535	$(636,299)	$(11,552)	$800,686
Issuance of common stock for Employee Stock Purchase Plan	215	—	1,755	—	—	1,755
Common stock issued upon vesting of restricted stock units	470	—	—	—	—	—
Stock-based compensation	—	—	6,454	—	—	6,454
Stock option exercises	233	—	1,767	—	—	1,767
Repurchase and retirement of common stock, including taxes	(2,498)	—	(24,136)	—	—	(24,136)
Foreign currency translation gain, net	—	—	—	—	942	942
Net loss	—	—	—	(3,376)	—	(3,376)
Balance at June 30, 2024	184,581	$2	$1,434,375	$(639,675)	$(10,610)	$784,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2025	2024

Cash flows provided by operating activities:
Net income (loss)	$440	$(19,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,549	44,889
Stock-based compensation expense	15,210	12,030
Deferred taxes	136	5,609
Amortization of deferred financing costs and non-cash interest	806	818
Loss on held for sale and impairments	9,106	11,690
Bad debt expense	2,365	2,283
Loss (gain) on interest rate swap valuation adjustments	6,007	(5,848)
Other non-cash items	(58)	694
Changes in operating assets and liabilities:
Accounts receivable, net	(8,065)	(10,040)
Prepaid expenses and other current assets	(4,634)	(2,731)
Other non-current assets	(552)	(46)
Accounts payable	(2,702)	2,721
Accrued expenses and other	6,896	(7,360)
Deferred revenue	2,007	3,372
Other non-current liabilities	(3,852)	(1,165)
Net cash provided by operating activities	57,659	37,216
Cash flows used in investing activities:
Purchases of property and equipment	(992)	(1,036)
Capitalization of software costs	(12,668)	(8,718)
Proceeds from disposition of fitness solutions, net of transaction costs, cash and restricted cash	(85)	1,228
Net cash used in investing activities	(13,745)	(8,526)
Cash flows used in financing activities:
Payments on long-term debt	(2,750)	(2,750)
Exercise of stock options, net	6,212	2,839
Proceeds from common stock issuance for Employee Stock Purchase Plan	1,562	1,755
Employee taxes paid for RSU withholdings	(2,997)	—
Repurchase and retirement of common stock	(31,603)	(36,034)
Net cash used in financing activities	(29,576)	(34,190)
Effect of foreign currency exchange rate changes on cash	940	(638)
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash and restricted cash classified as held for sale	15,278	(6,138)
Cash, cash equivalents and restricted cash, including cash and restricted cash classified as held for sale:
Beginning of period	135,782	96,179
End of period	$151,060	$90,041
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,244	$23,048
Cash paid for income taxes	$2,561	$3,199
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024 and the related notes (“Annual Report on Form 10-K”). The December 31, 2024 consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the six months ended June 30, 2025 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2024 and the related notes.
The operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
Note 3. Discontinued Operations
The Company determined that its marketing technology solutions met the criteria for discontinued operations reporting effective in the first quarter 2025 (see Note 2. Summary of Significant Accounting Policies). As such, the assets and liabilities of the disposal group are classified as held for sale on our unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The results of operations of marketing technology solutions are presented as income (loss) from discontinued operations, net of income tax on the unaudited condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2025, we measured the assets and liabilities of the marketing technology disposal group at estimated fair value less cost to sell and recognized a gain of $0.4 million and a loss of $2.2 million, respectively, and a goodwill impairment charge of $6.9 million during the six months ended June 30, 2025, which are included in (gain) loss on held for sale and impairments within discontinued operations on our unaudited condensed consolidated statements of operations and comprehensive loss.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the results of operations of marketing technology solutions reported as discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Total revenues	$34,536	$36,870	$63,168	$69,131
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	26,107	29,786	46,768	55,078
Sales and marketing	2,583	1,993	5,285	4,197
Product development	1,423	936	2,509	1,830
General and administrative	2,436	2,942	4,719	5,091
Depreciation and amortization	—	2,037	1,191	4,084
(Gain) loss on held for sale and impairments	(412)	—	9,021	(11)
Total operating expenses	32,137	37,694	69,493	70,269
Operating income (loss)	2,399	(824)	(6,325)	(1,138)
Other income, net	—	—	3	—
Net income (loss) before income tax benefit	2,399	(824)	(6,322)	(1,138)
Income tax (expense) benefit	(7)	—	67	—
Income (loss) from discontinued operations, net of income tax	$2,392	$(824)	$(6,255)	$(1,138)
The components of assets and liabilities classified as held for sale on our condensed consolidated balance sheets were as follows:

	June 30,	December 31,
	2025	2024
	(in thousands)

Assets:
Accounts receivable, net	11,121	9,065
Contract assets	467	474
Prepaid expenses and other current assets	1,711	1,883
Property and equipment, net	515	529
Capitalized software, net	2,451	2,071
Other non-current assets	3,268	3,359
Intangible assets, net	14,670	15,668
Goodwill	16,288	23,152
Total assets	50,491	56,201
Valuation allowance	(2,155)	—
Assets held for sale	$48,336	$56,201

Liabilities:
Accounts payable	$497	$1,442
Accrued expenses and other	7,532	7,659
Deferred revenue	4,089	3,009
Customer deposits	21	2,188
Other long-term liabilities	579	973
Liabilities held for sale	12,718	15,271
Assets held for sale, net	$35,618	$40,930
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the significant non-cash items related to discontinued operations that are included in the accompanying statements of cash flows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$—	$2,037	$1,191	$4,084
Share-based compensation	200	207	382	373
(Gain) loss on assets held for sale and impairments	(412)	—	9,021	(11)
Note 4. Fitness Solutions Disposition
On March 13, 2024, the Company entered into definitive sale and purchase agreements to sell its fitness solutions to Jonas Fitness Portfolio Holdco Inc. (“Jonas Software”). The sale of American Service Finance LLC., ASF Payment Solutions ULC and Technique Fitness Inc. (collectively, “North American Fitness”), closed simultaneously with signing. The sale of EverCommerce UK, including wholly-owned subsidiaries Fitii UK (MyPTHub and MyPTHub LLC) and ClubWise UK and its wholly-owned subsidiary ClubWise Australia (collectively, “UK Fitness” and together with North American Fitness, “Fitness Solutions”), closed July 1, 2024. The divestiture did not qualify for discontinued operations. As a result, our unaudited condensed consolidated financial statements include the results of North American Fitness and UK Fitness for all periods through the applicable date of sale. During the three and six months ended June 30, 2024, the Company recognized losses of $0.2 million and $5.0 million, respectively, related to the sale of Fitness Solutions, which are included in loss on held for sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss. Additionally, the Company recognized a $6.4 million goodwill impairment charge representing the allocated goodwill to Fitness Solutions, which is included in loss on held for sale and impairments on the unaudited condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2024, we measured the assets and liabilities held for sale at fair value less cost to sell and recognized losses of $0.3 million and $2.9 million, respectively, which are included in loss on held for sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss. The loss during the three months ended June 30, 2024 was primarily due to an increase in our accrual of estimated costs to sell.
Note 5. Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
By pattern of recognition (timing of transfer of services):
Point in time	$2,725	$2,854	$5,333	$5,982
Over time	145,290	137,669	284,955	272,393
Total	$148,015	$140,523	$290,288	$278,375
By geographical market:
United States	$132,478	$125,957	$259,608	$244,818
International	15,537	14,566	30,680	33,557
Total	$148,015	$140,523	$290,288	$278,375

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Contract Balances
Supplemental balance sheet information related to contracts from customers as of:

	June 30,	December 31,
	2025	2024
	(in thousands)
Accounts receivable, net	$35,102	$31,090
Contract assets	$15,595	$12,839
Deferred revenue	$23,155	$22,107
Customer deposits	$13,049	$11,382
Long-term deferred revenue	$378	$512
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
Contract liabilities: Contract liabilities, or deferred revenue, represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Long-term deferred revenue is included within other non-current liabilities on the unaudited condensed consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2024 was $19.1 million for the six months ended June 30, 2025.
Customer deposits: Customer deposits relate to payments received in advance for contracts, which allow the customer to terminate a contract and receive a pro rata refund for the unused portion of payments received to date.
Accounts Receivable
Activity in our allowance for expected credit losses is as follows as of:

	June 30,
	2025	2024
	(in thousands)
Allowance for expected credit losses, beginning of year	$2,283	$3,328
Bad debt expense	1,287	1,091
Write-offs, net of recoveries	(916)	(1,511)
Disposition of Fitness Solutions	—	(96)
Transfer to held for sale	—	(53)
Allowance for expected credit losses, end of period	$2,654	$2,759
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Contracts that include 30-day termination rights are considered to be contracts with a term of one month and are therefore excluded from remaining performance obligations. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of June 30, 2025 was $19.1 million. The Company expects to recognize approximately 62% of its remaining performance obligations as revenue within the next year, 30% of its remaining performance obligations as revenue the subsequent year, 7% of its remaining performance obligations as revenue in the third year, and the remainder during the two-year period thereafter.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Cost to Obtain and Fulfill a Contract
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s unaudited condensed consolidated balance sheets. The costs to obtain contracts are amortized over five years, which corresponds with the useful life of the related technology. Short-term assets were $9.5 million and $8.9 million at June 30, 2025 and December 31, 2024, respectively, and long-term assets were $15.5 million and $16.0 million at June 30, 2025 and December 31, 2024, respectively. The Company recorded amortization expense within sales and marketing on the unaudited condensed consolidated statements of operations and comprehensive loss of $1.5 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively, and $2.9 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively. The Company recorded amortization expense within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive loss of $0.9 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and $1.8 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively.
Note 6. Goodwill

Goodwill activity consisted of the following for the six months ended June 30, 2025 (in thousands):

Balance at December 31, 2024	$863,152
Effect of foreign currency exchange rate changes	4,053
Balance at June 30, 2025	$867,205

Accumulated impairment losses at June 30, 2025	$(41,332)
Goodwill totaling $16.3 million relating to marketing technology solutions was reclassified to assets held for sale as of June 30, 2025. The marketing technology solutions goodwill amount was included in the determination of the impairment charge recorded during the three and six months ended June 30, 2025 to adjust the carrying amount of the disposal group’s assets to its estimated fair value less selling costs, which is included in accumulated impairment losses. Refer to Note 3. Discontinued Operations for additional information.
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
In connection with the definitive sale and purchase agreements to sell our fitness solutions, we tested the goodwill balance for impairment as of March 31, 2024 (see Note 4. Fitness Solutions Disposition). During the six months ended June 30, 2024, we recognized a $6.4 million goodwill impairment charge representing the allocated goodwill to Fitness Solutions, which is included in loss on held for sale and impairments on the unaudited condensed consolidated statements of operations and comprehensive loss.
Note 7. Intangible Assets
Intangible assets consisted of the following as of:

	June 30, 2025
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	5-20 years	$511,583	$348,495	$163,088
Developed technology	5-12 years	93,899	80,559	13,340
Trade name	3-10 years	33,894	26,283	7,611
Non-compete agreements	5 years	1,940	1,935	5
Total		$641,316	$457,272	$184,044

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	5-20 years	$511,374	$327,038	$184,336
Developed technology	5-12 years	93,855	76,430	17,425
Trade name	3-10 years	33,881	24,477	9,404
Non-compete agreements	5 years	1,936	1,929	7
Total		$641,046	$429,874	$211,172
Amortization expense was $13.5 million and $16.8 million for the three months ended June 30, 2025 and 2024, respectively, and $27.2 million and $34.3 million for the six months ended June 30, 2025 and 2024, respectively.
Note 8. Property and Equipment
Property and equipment consisted of the following as of:

	June 30,	December 31,
	2025	2024
	(in thousands)
Computer equipment and software	$10,782	$9,873
Furniture and fixtures	3,074	3,058
Leasehold improvements	9,988	9,988
Total property and equipment	23,844	22,919
Less accumulated depreciation	(18,054)	(16,790)
Property and equipment, net	$5,790	$6,129
Depreciation expense was $0.6 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and $1.3 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively.
Note 9. Capitalized Software
Capitalized software consisted of the following as of:

	June 30,	December 31,
	2025	2024
	(in thousands)
Capitalized software	$79,546	$68,057
Less: accumulated amortization	(31,366)	(26,462)
Capitalized software, net	$48,180	$41,595
Amortization expense was $2.5 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively, and $4.9 million and $4.7 million for the six months ended June 30, 2025 and 2024, respectively. During the ordinary course of business, the Company may determine that certain capitalized features of its software will no longer be used either internally or to deliver value to its customers. The Company recorded a charge of $0.4 million for both the three months ended June 30, 2025 and 2024, and $0.8 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively, related to capitalized costs associated with abandoned projects, which are included in general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive loss.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 10. Leases
The Company leases real estate from unrelated parties under operating lease agreements that have initial terms ranging from one year to 9 years. Some leases include one or more options to renew, generally at our sole discretion, of five additional years each.
The components of lease expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$827	$900	$1,681	$2,069
Variable lease cost	621	828	1,127	1,276
Short-term lease cost	85	138	162	244
Total lease cost	$1,533	$1,866	$2,970	$3,589
The Company ceased use of certain leased premises and subleased certain facilities resulting in impairment charges of $0.4 million during the six months ended June 30, 2024 to impair the right-of-use lease assets to their fair value, which are included in loss on held for sale and impairments on our unaudited condensed consolidated statement of operations and comprehensive loss.
Supplemental cash flow information related to leases is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cash paid for operating lease liabilities	$977	$1,358	$2,017	$2,479
Operating lease assets obtained in exchange for operating lease liabilities	$135	$763	$334	$940
Supplemental balance sheet information, included in other non-current assets, accrued expenses and other and other non-current liabilities on the unaudited condensed consolidated balance sheets, related to leases is as follows:

	June 30,	December 31,
	2025	2024
	(in thousands)
Operating lease right-of-use assets	$9,459	$10,464

Current operating lease liabilities	3,485	3,084
Long-term operating lease liabilities	11,632	13,212
Total operating lease liabilities	$15,117	$16,296
At June 30, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 4.65 years and 5.15 years, respectively, and the weighted average discount rate was 5.3% and 5.2%, respectively.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of June 30, 2025 is as follows (in thousands):

Year ended December 31,
2025 (remainder of year)	$2,195
2026	4,133
2027	3,518
2028	2,792
2029	2,481
Thereafter	2,254
Total lease payments	17,373
Less: imputed interest	2,256
Total present value of lease liabilities	$15,117
Note 11. Long-Term Debt
Long-term debt consisted of the following as of:

	June 30,	December 31,
	2025	2024
	(in thousands)
Term note with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 2.50% (6.82681% at June 30, 2025) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2028 (1)	$529,375	$532,125
Revolver with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 2.50% (6.93677% at June 30, 2025), and outstanding balance due January 2028 (1)	—	—
Principal debt	529,375	532,125
Deferred financing costs on long-term debt	(2,627)	(3,069)
Discount on long-term debt	(954)	(1,114)
Total debt	525,794	527,942
Less current maturities	5,500	5,500
Long-term portion	$520,294	$522,442
(1) See Note 20. Subsequent Event for additional information on the July 29, 2025 amendment to refinance and extend the maturity date.
The Company is party to a credit agreement, as amended, that provides for one term loan in the aggregate principal amount of $533.5 million (the “Term Loan”), a revolver with a capacity of $155.0 million (the “Revolver”) and a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million as of June 30, 2025. These debt arrangements are collectively referred to herein as the “Credit Facilities”.
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Effective as of June 10, 2025, the Company entered into an additional amendment to the Credit Facilities to reduce the commitments outstanding under the Revolver, extend the maturity of a portion of such commitments and reduce the applicable margin with respect to extended revolving loans. As a result of the amendment, commitments under the Revolver were reduced to from $190.0 million to $155.0 million. With respect to $125.0 million of such commitments, (i) the maturity date was extended to January 6, 2028 and (ii) the applicable margin for (x) Term SOFR loans was reduced to 2.50% and (y) Alternate Base Rate loans was reduced to 1.50%, in each case, subject to a single 0.25% step-down based on the Company’s first lien net leverage ratio. With respect to the remaining $30.0 million of such commitments, (i) the maturity date remains July 6, 2026 and (ii) the applicable margin was unchanged.
The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of June 30, 2025, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. The fair value amounts were approximately $531.4 million and $537.4 million as of June 30, 2025 and December 31, 2024, respectively.
The Company has entered into the following interest rate swap agreements in connection with its Credit Facilities to convert a portion of the floating rate component of the Term Loan from a floating rate to fixed rate:

	Effective	Expiration	Fixed Interest	Notional	Asset (Liability) Fair Value at
Swap	Date	Date	Rate	Amount	June 30, 2025
				(in thousands)	(in thousands)
Initial Swap	October 31, 2022	October 31, 2027	4.212%	$200,000	$(3,511)
Second Swap	March 31, 2023	October 31, 2027	3.951%	100,000	(1,165)
Third Swap	September 20, 2024	October 31, 2027	3.395%	125,000	165
The Swap Agreements are accounted for as derivatives whereby the fair value of each contract is reported within the unaudited condensed consolidated balance sheets, and related gains or losses resulting from changes in the fair value are reported in interest and other expense, net, on the unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2025 the fair value of the Initial and Second Swaps were a liability of $4.7 million, while the fair value of the Third Swap was an asset of $0.2 million, which are reported in other non-current liabilities and other non-current assets, respectively, on the unaudited condensed consolidated balance sheets. The related gains and losses resulting from changes in fair value was a loss of $2.2 million and a gain $1.0 million during the three months ended June 30, 2025 and 2024, respectively, and a loss of $6.0 million and a gain of $5.8 million during the six months ended June 30, 2025 and 2024, respectively.
The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and are secured by substantially all assets of the Company. As of June 30, 2025, the Company was in compliance with all of its covenants.
Aggregate maturities of the Company’s debt for the years ending December 31 are as follows as of June 30, 2025 (in thousands):

Year ending December 31:
2025 (remainder of year)	$2,750
2026	5,500
2027	5,500
2028	515,625
Thereafter	—
Total aggregate maturities of the Company’s debt	$529,375
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company repurchased and retired 2.0 million and 3.1 million shares of common stock pursuant to the Repurchase Program for $20.6 million and $31.8 million including transaction fees and taxes, during the three and six months ended June 30, 2025, respectively. As of June 30, 2025, $51.1 million remained available under the Repurchase Program.
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
In connection with the Initial Public Offering (“IPO”), the Company’s Board adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO and, as a result of which, the Company can no longer make awards under the 2016 Plan. The 2021 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2021 Plan was 22,000,000 shares, inclusive of available shares previously reserved for issuance under the 2016 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 3% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s Board, provided that no more than 22,000,000 shares may be issued upon the exercise of incentive stock options. Based on the Company’s outstanding shares of common stock as of December 31, 2024, as of January 1, 2025 the number of shares reserved for issuance under the 2021 Plan increased by 5.5 million.
In connection with the IPO, the Company’s Board adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). For more information on the ESPP, refer to Note 12. Stock-Based Compensation in the Annual Report on Form 10-K.
The following table summarizes our RSU and stock option activity for the six months ended June 30, 2025:

	RSUs	Stock Options
	(in thousands)
Outstanding as of January 1, 2025	3,901	14,488
Granted	2,762	930
Vested or exercised	(358)	(167)
Cancelled or forfeited	(231)	(166)
Outstanding as of March 31, 2025	6,074	15,085
Granted	415	464
Vested or exercised	(590)	(631)
Cancelled or forfeited	(296)	(950)
Outstanding as of June 30, 2025	5,603	13,968
As of June 30, 2025, total unrecognized compensation expense was $48.3 million and $7.8 million related to outstanding RSUs and stock options, respectively.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Stock-based compensation expense from continuing operations was classified on the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenues	$120	$102	$217	$197
Sales and marketing	393	364	713	699
Product development	653	543	1,113	1,045
General and administrative	6,906	5,238	12,784	9,716
Total stock-based compensation expense	$8,072	$6,247	$14,827	$11,657
Note 14. Net Income (Loss) Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock as of:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands except per share amounts)

Numerator:
Net income (loss) from continuing operations	$5,761	$(2,552)	$6,695	(18,562)
Income (loss) from discontinued operations, net of income tax	2,392	(824)	(6,255)	(1,138)
Net income (loss) attributable to common stockholders.	$8,153	$(3,376)	$440	$(19,700)

Denominator:
Weighted-average shares of common stock outstanding, basic	182,600	185,183	183,032	185,908
Weighted-average shares of common stock outstanding, diluted	184,241	185,183	184,838	185,908

Net income (loss) per share attributable to common stockholders, basic:
Continuing operations	$0.03	$(0.02)	$0.04	$(0.10)
Discontinued operations	0.01	—	(0.04)	(0.01)
Net income (loss) per share	$0.04	$(0.02)	$—	$(0.11)

Net income (loss) per share attributable to common stockholders, diluted:
Continuing operations	$0.03	$(0.02)	$0.04	$(0.10)
Discontinued operations	0.01	—	(0.04)	(0.01)
Net income (loss) per share	$0.04	$(0.02)	$—	$(0.11)

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following table illustrates the reconciliation of the denominators of the basic and diluted EPS computations for income (loss) from continuing operations and loss from discontinued operations, net of income tax.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Weighted-average shares of common stock outstanding, basic	182,600	185,183	183,032	185,908
Shares of common stock subject to outstanding RSUs	568	—	624	—
Shares of common stock subject to outstanding options	942	—	1,011	—
Shares of common stock pursuant to ESPP	131	—	171	—
Weighted-average shares of common stock outstanding, diluted	184,241	185,183	184,838	185,908

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect as of:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Outstanding stock options and unvested RSUs	18,062	17,645	17,936	17,645
Shares of common stock pursuant to ESPP	68	214	33	218
Total anti-dilutive outstanding potential common stock	18,130	17,859	17,969	17,863
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
There were no transfers between fair value measurement levels during the three and six months ended June 30, 2025 and 2024.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of:

	June 30, 2025				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market	$1,681	$—	$—	$1,681	Cash equivalents
Interest rate swaps	—	165	—	165	Other non-current assets
Liability:
Interest rate swaps	$—	$4,676	$—	$4,676	Other non-current liabilities

	December 31, 2024				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Money market	$9,324	$—	$—	$9,324	Cash equivalents
Interest rate swaps	—	2,443	—	2,443	Other non-current assets
Liability:
Interest rate swap	$—	$947	$—	$947	Other non-current liabilities
Note 16. Income Taxes
Our provision for income taxes in interim periods is based on our estimated annual effective tax rate plus the impact, if any, of discrete items recognized in the interim period. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined.
The income tax expense was $1.2 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and $1.8 million and $6.6 million for the six months ended June 30, 2025 and 2024, respectively. The difference in income tax expense for the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024 was driven primarily by an increase in net income from continuing operations and discrete items before tax, including the sale of North American Fitness during the six months ended June 30, 2024.
On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The act also includes certain changes to the US taxation of foreign activity, including changes to foreign tax credits, global intangible low-taxed income, foreign-derived intangible income, and base erosion and anti-abuse tax, amongst other changes. These changes are generally effective for tax years beginning after December 31, 2025. These changes were not reflected in the income tax provision for the period ended June 30, 2025, as enactment occurred after the balance sheet date. The Company is currently evaluating the impact on future periods.
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Year ended December 31,
2025 (remainder of year)	$6,498
2026	4,785
2027	2,625
2028	2,750
2029	687
Thereafter	—
Total future minimum payments due	$17,345
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
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of June 30, 2025 and December 31, 2024, the Company recorded a liability in the amount of $9.9 million and $10.7 million, respectively within current liabilities and other long-term liabilities as a provision for sales and use, gross receipts and goods and services tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.
Note 18. Geographic Areas
The following table sets forth long-lived assets by geographic area as of:

	June 30,	December 31,
	2025	2024
	(in thousands)
United States	$42,872	$38,362
International	$11,098	$9,362

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 19. Segment Reporting
The Company operates in a single reportable segment. The segment derives revenue from providing SaaS and other technology-based solutions to help service SMBs optimize their operations, improve customer relationships and experience, and accelerate growth. The Company primarily focuses on three core vertical markets: EverPro for Home Services, EverHealth for Health Services, and EverWell for Wellness Services.
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
The following table provides segment information for revenues, net loss and significant expenses:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total revenues	148,015	140,523	290,288	278,375
Less(1):
Employee expense	57,107	58,852	112,907	115,970
Marketing and advertising	9,090	8,897	17,478	16,478
Communication services	5,991	5,064	11,670	10,619
Third-party commissions	4,941	5,407	10,237	10,741
Software, tools and hosting	15,503	13,970	29,142	27,247
Legal and professional fees	14,307	10,710	28,978	22,455
Loss on held for sale and impairments	—	459	85	11,691
Other segment items(2)	8,685	9,560	16,427	18,962
Depreciation and amortization	16,589	19,901	33,357	40,805
Interest and other expense, net	8,798	9,552	21,557	15,343
Income tax expense	1,243	703	1,755	6,626
Total expenses	142,254	143,075	283,593	296,937
Net income (loss) from continuing operations	5,761	(2,552)	6,695	(18,562)
Income (loss) from discontinued operations, net of income tax	2,392	(824)	(6,255)	(1,138)
Net income (loss)	$8,153	$(3,376)	$440	$(19,700)
(1) The significant expense categories and amounts align with information that is regularly reviewed by the CODM.
(2) Other segment items include corporate overhead expenses, transaction-related and other non-recurring or unusual costs, facility expenses, bad debt and other miscellaneous cost of services.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Other Segment Disclosures
Interest income	$1,016	$626	$2,096	$1,313
Interest expense	8,954	10,654	17,713	21,327
Other Significant Non-cash Items:
Stock-based compensation	8,072	6,247	14,827	11,657
There are no reconciling items or adjustments between segment revenues, net loss, total assets and consolidated revenues, net loss and total assets.
Note 20. Subsequent Event
On July 29, 2025, the Company entered into an amendment to the Credit Facilities (the “2025 Amendment”) to, among other things, refinance the existing Term Loan in an aggregate principal amount of $529.4 million. The 2025 Amendment, among other things, (i) extends the maturity date of the Term Loan to July 6, 2031, and (ii) reduces the applicable margin by 25 basis points with respect to all term loans. The Term Loan bears interest, at the Borrower’s election, at (x) Term SOFR (as defined in the Credit Agreement) plus an applicable margin of 2.25%, with a minimum Term SOFR rate of 0.50% or (y) Alternate Base Rate (as defined in the Credit Agreement) plus an applicable margin of 1.25%, with a minimum Alternate Base Rate of 1.50%, in each case, with no step-downs. The refinanced Term Loan priced at par and refinanced the existing term loan outstanding under the Credit Agreement immediately prior to giving effect to the 2025 Amendment.
Pursuant to the 2025 Amendment, with respect to $125.0 million of commitments under the existing $155.0 million Revolver, (i) the maturity date was extended to July 29, 2030 and (ii) the applicable margin for (x) Term SOFR loans was reduced to 2.00% and (y) Alternate Base Rate loans was reduced to 1.00%, in each case, subject to one 25 basis points step-up based on the Company’s first lien net leverage ratio. Other than the changes noted above, the terms and conditions of all commitments at closing as well as those extending beyond the original maturity date remain the same as the existing Revolver. Accordingly, $155.0 million of availability remains under the Revolver until July 6, 2026 and then reduces to $125.0 million through July 29, 2030.

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
Our business benefits from attractive unit economics. Approximately 97% of our revenue was recurring or re-occurring in both the six months ended June 30, 2025 and 2024, and we maintained an annualized net revenue retention rate from continuing operations of approximately 97% for both the quarters ended June 30, 2025 and 2024. Our annualized pro forma net revenue retention rate was equal to the annualized net revenue retention rate for the quarters ended June 30, 2025 and 2024, respectively, as the acquisitions and dispositions closed during the prior period were not material to our prior period unaudited condensed consolidated results on a proforma basis. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.
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
Discontinued Operations
In late 2024, the Company began a process to review strategic alternatives for its marketing technology solutions. On March 5, 2025, the Board of Directors (“the Board”), in conjunction with Company management committed to a plan to sell the Company’s marketing technology solutions, which is expected to result in a sale transaction in 2025. The Company is currently engaged in an active program to sell its marketing technology solutions. Additionally, the Company determined that its decision to sell marketing technology solutions is considered a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations. As a result, the assets and liabilities of marketing technology solutions are presented as held for sale on our unaudited condensed consolidated balance sheets and their operating results are presented as discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. During the three and six months ended June 30, 2025, we measured the assets and liabilities of the marketing technology disposal group at estimated fair value less cost to sell and recognized a gain of $0.4 million and a loss of $2.2 million, respectively, and a goodwill impairment charge of $6.9 million during the six months ended June 30, 2025, which are included in loss from discontinued operations, net of income tax, on our unaudited condensed consolidated statements of operations and comprehensive loss.
Sale of Fitness Solutions
On March 13, 2024, we entered into definitive sale and purchase agreements to sell our fitness solutions, comprised of North American Fitness and UK Fitness (“Fitness Solutions”), to Jonas Software (see Note 4. Fitness Solutions Disposition in this Quarterly Report on Form 10-Q). The sale of North American Fitness closed simultaneously with signing and the sale of UK Fitness closed July 1, 2024. The divestiture did not qualify for reporting as a discontinued operation and therefore, its results were included in our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q through the applicable date of sale. During the three and six months ended June 30, 2024, the Company recognized losses of $0.2 million and $5.0 million, respectively, related to the sale of Fitness Solutions, which are included in loss on held for sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss. Additionally, the Company recognized a $6.4 million goodwill impairment charge during the six months ended June 30, 2024 representing the allocated goodwill to Fitness Solutions, which is included in loss on held for sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss included in this Quarterly Report on Form 10-Q. During the three and six months ended June 30, 2024, we measured the assets and liabilities held for sale at fair value less cost to sell and recognized losses of $0.3 million and $2.9 million, respectively, which are included in loss on held for sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss.
Key Factors Affecting Our Performance
We believe that our performance and future success depends on a number of factors that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, please see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Factors Affecting Our Performance” included in our Annual Report on Form 10-K. For a discussion about why we consider our Non-GAAP measures useful and a discussion of the material risks and limitations of such measures, please see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Business and Financial Metrics – Non-GAAP Financial Measures” included in our Annual Report on Form 10-K.
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
Our Revenue Growth Rate was 5.3% and 4.3% for the three and six months ended June 30, 2025, respectively. Total revenues include pre-divestiture revenue from Fitness Solutions, which was divested in 2024 (see Note 4. Fitness Solutions Disposition in this Quarterly Report on Form 10-Q), of $2.7 million and $8.1 million, during the three and six months ended June 30, 2024, respectively. Our Pro Forma Revenue Growth rate was 7.4% for both the three and six months ended June 30, 2025, reflective of the underlying growth in our business as a result of new customers and providing more solutions to existing customers.
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

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024	$	2025	2024	$
	(in thousands)
Revenue	$148,015	$140,523	$7,492	$290,288	$278,375	$11,913
Cost of revenues (exclusive of depreciation and amortization)	33,395	31,561	1,834	64,583	63,062	1,521
Amortization of developed technology	1,967	2,709	(742)	4,089	5,568	(1,479)
Amortization of capitalized software	2,463	2,294	169	4,859	4,695	164
Depreciation expense allocated to cost of revenues	123	155	(32)	257	362	(105)
Gross profit from continuing operations	110,067	103,804	6,263	216,500	204,688	11,812
Depreciation and amortization	4,553	5,158	(605)	9,205	10,625	(1,420)
Adjusted gross profit from continuing operations	$114,620	$108,962	$5,658	$225,705	$215,313	$10,392
Adjusted EBITDA
Adjusted EBITDA is calculated as net income (loss) adjusted to exclude interest and other expense, net, income tax expense (benefit), depreciation and amortization, other amortization, stock-based compensation, and transaction-related and other non-recurring or unusual costs. Other amortization includes amortization for capitalized contract acquisition costs. Transaction-related costs are specific deal-related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. Other non-recurring or unusual costs are expenses such as impairment charges, (gains) losses from divestitures, system implementation costs, executive separation costs, severance expense related to planned restructuring activities, and costs associated with integration and transformation improvements. Transaction-related and other non-recurring or unusual costs are excluded as they are not representative of our underlying operating performance. Adjusted EBITDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other U.S. GAAP measures of income (loss).

The following table presents a reconciliation of net loss from continuing operations, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Adjusted EBITDA from continuing operations.

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024	$	2025	2024	$
	(in thousands)
Net income (loss) from continuing operations	$5,761	$(2,552)	$8,313	$6,695	$(18,562)	$25,257
Adjusted to exclude the following:
Interest and other expense, net	8,798	9,552	(754)	21,557	15,343	6,214
Income tax expense	1,243	703	540	1,755	6,626	(4,871)
Depreciation and amortization	16,589	19,901	(3,312)	33,357	40,805	(7,448)
Other amortization	1,541	1,321	220	3,023	2,632	391
Stock-based compensation expense	8,072	6,247	1,825	14,827	11,657	3,170
Transaction-related and other non-recurring or unusual costs	2,953	4,261	(1,308)	8,688	19,582	(10,894)
Adjusted EBITDA from continuing operations	$44,957	$39,433	$5,524	$89,902	$78,083	$11,819
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
We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the rate of growth of subscription and transaction fees, labor costs, third-party expenses and acquisitions and dispositions. For the three and six months ended June 30, 2025, revenue from subscription and transaction fees increased 5.3% and 4.3%, respectively, compared to the prior year periods.
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
Income (Loss) from Discontinued Operations, Net of Income Tax
Income (loss) from discontinued operations, net of income tax consists of the operating results of marketing technology solutions, including the measurement of the disposal group at the lower of carrying value or estimated fair value less cost to sell. For more information regarding the disposal group, see Note 3. Discontinued Operations in this Quarterly Report on Form 10-Q.

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
Comparison of the three and six months ended June 30, 2025 and 2024

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024	$	2025	2024	$
	(in thousands)
Revenues:
Subscription and transaction fees	$142,841	$135,684	$7,157	$280,620	$269,066	$11,554
Other	5,174	4,839	335	9,668	9,309	359
Total revenues	148,015	140,523	7,492	290,288	278,375	11,913
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	33,395	31,561	1,834	64,583	63,062	1,521
Sales and marketing (1)	30,611	28,959	1,652	59,394	56,523	2,871
Product development (1)	19,497	19,228	269	39,460	38,534	926
General and administrative (1)	32,121	32,712	(591)	63,402	64,353	(951)
Depreciation and amortization	16,589	19,901	(3,312)	33,357	40,805	(7,448)
Loss on held for sale and impairments	—	459	(459)	85	11,691	(11,606)
Total operating expenses	132,213	132,820	(607)	260,281	274,968	(14,687)
Operating income	15,802	7,703	8,099	30,007	3,407	26,600
Interest and other expense, net	(8,798)	(9,552)	754	(21,557)	(15,343)	(6,214)
Net income (loss) from continuing operations before income tax expense	7,004	(1,849)	8,853	8,450	(11,936)	20,386
Income tax expense	(1,243)	(703)	(540)	(1,755)	(6,626)	4,871
Net income (loss) from continuing operations	$5,761	$(2,552)	$8,313	6,695	(18,562)	25,257
Income (loss) from discontinued operations, net of income tax	2,392	(824)	3,216	(6,255)	(1,138)	(5,117)
Net income (loss)	$8,153	$(3,376)	$11,529	$440	$(19,700)	$20,140
(1)Includes stock-based compensation expense as follows:

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024	$	2025	2024	$
	(in thousands)
Cost of revenues	$120	$102	$18	$217	$197	$20
Sales and marketing	393	364	29	713	699	14
Product development	653	543	110	1,113	1,045	68
General and administrative	6,906	5,238	1,668	12,784	9,716	3,068
Total stock-based compensation expense	$8,072	$6,247	$1,825	$14,827	$11,657	$3,170

Comparison of the three and six months ended June 30, 2025 and 2024 (percentage of revenue)
The following table provides the key components of operating costs within our results of operations as a percentage of revenue for the three and six months ended June 30, 2025 compared to the same period in 2024.

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024	%	2025	2024	%

Total Revenues	100.0%	100.0%		100%	100%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	22.6%	22.5%	0.1%	22.2%	22.7%	(0.5)%
Sales and marketing	20.7%	20.6%	0.1%	20.5%	20.3%	0.2%
Product development	13.2%	13.7%	(0.5)%	13.6%	13.8%	(0.2)%
General and administrative	21.7%	23.3%	(1.6)%	21.8%	23.1%	(1.3)%
Depreciation and amortization	11.2%	14.2%	(3.0)%	11.5%	14.7%	(3.2)%
Loss on held for sale and impairments	—%	0.3%	(0.3)%	—%	4.2%	(4.2)%
Total operating expenses	89.3%	94.5%	(5.2)%	89.7%	98.8%	(9.1)%
While revenue growth remains a key focus, we remain committed to continued expansion of gross margin, net income and Adjusted EBITDA through ongoing transformation initiatives. As a percentage of revenue, cost of revenues declined from 22.7% for the six months ended June 30, 2024, to 22.2% for the six months ended June 30, 2025, an improvement of approximately 60 basis points resulting in higher gross margin. As a percentage of revenue, the combination of cost of revenue, sales and marketing, product development and general and administrative costs declined from 79.9% for the six months ended June 30, 2024 as compared to 78.0% for the six months ended June 30, 2025, an improvement of 190 basis points. A discussion on primary drivers of cost reductions resulting in improved margin follows in the subsequent sections.
Revenues

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024	$	2025	2024	$
	(in thousands)
Revenues:
Subscription and transaction fees	$142,841	$135,684	$7,157	$280,620	$269,066	$11,554
Other	5,174	4,839	335	9,668	9,309	359
Total revenues	$148,015	$140,523	$7,492	$290,288	$278,375	$11,913
Revenues increased $7.5 million, or 5.3%, and $11.9 million, or 4.3%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. Revenue from subscription and transaction fees increased 5.3% and 4.3% and other revenue increased 6.9% and 3.9% during the three and six months ended June 30, 2025, respectively, as compared to the prior year periods. The majority of our revenue growth is attributable to the successful delivery of system of action capabilities to our SMBs in our verticals of home services, health and wellness. The subscription and transaction fees revenue increase consists primarily of increases from (a) business management software and (b) billing and payment solutions. Business management software revenues drove a $5.8 million and $9.8 million increase in subscription and transaction fees revenue for the three and six months ended June 30, 2025, respectively, due to an expansion in take rate and number of customers, and certain price increases across our portfolio. Billing and payment solutions revenues drove an increase of $1.3 million and $1.7 million during the three and six months ended June 30, 2025, respectively. The increase in the three-month period was primarily due to higher transaction volumes processed through our payment platforms, partially offset by lower revenue due to the Fitness Solutions divestiture. Subscription and transaction fees revenue also includes pre-divestiture revenue from Fitness Solutions of $2.7 million and $8.0 million for the three and six months ended June 30, 2024, respectively, (see Note 4. Fitness Solutions Disposition in this Quarterly Report on Form 10-Q). Other revenues increased $0.3 million and $0.4 million during the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, primarily driven by higher revenues related to project implementation and customer development services.

Cost of Revenues

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024	$	2025	2024	$
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization presented separately below)	$33,395	$31,561	$1,834	$64,583	$63,062	$1,521
Cost of revenues increased by $1.8 million, or 5.8%, and $1.5 million, or 2.4%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increase for the three-month period was primarily comprised of an additional $0.9 million in communication services expenses, a $0.5 million increase in software hosting expenses, a $0.4 million increase in personnel and compensation expense, $0.3 million increase in application programming interface fees, $0.3 million increase in software and tools, and a $0.2 million increase in outsourced services, partially offset by a $0.7 million decrease in clearinghouse fees. The increase for the six-month period was driven primarily by an additional $1.1 million in communication services expenses, a $0.6 million increase in outsourced services, a $0.5 million increase in software hosting expenses, $0.5 million increase in application programming interface fees, and a $0.4 million increase in software and tools, partially offset by a $1.7 million decrease in clearinghouse fees.
Sales and Marketing

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024	$	2025	2024	$
	(dollars in thousands)
Sales and marketing	$30,611	$28,959	$1,652	$59,394	$56,523	$2,871
Sales and marketing expenses increased by $1.7 million, or 5.7%, and $2.9 million, or 5.1%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increase for the three-month period was driven primarily by an additional $1.6 million in personnel and compensation expenses, $0.6 million in consulting and outsourced services, and $0.3 million in advertising expense, partially offset by a $0.5 million decrease in volume from third-party channels, and a $0.3 million decrease in software and tools. The increase for the six-month period was driven primarily by an additional $1.9 million in personnel and compensation expenses, $0.8 million in advertising expense, and $0.7 million in consulting and outsourced services, partially offset by a $0.5 million decrease in volume from third-party channels, and a $0.3 million decrease in software and tools.
Product Development

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024	$	2025	2024	$
	(dollars in thousands)
Product development	$19,497	$19,228	$269	$39,460	$38,534	$926
Product development expenses increased by $0.3 million, or 1.4%, and $0.9 million, or 2.4%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. Product developments expenses were relatively consistent in the three-month period as compared to the prior year period and declined as a percentage of revenue by 50 basis points. The increase in the six-month period was driven primarily by an additional $2.5 million in outsourced services and $0.3 million in software and tools, partially offset by a $1.8 million reduction in personnel and compensation expenses.
General and Administrative

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023	$	2025	2024	$
	(dollars in thousands)
General and administrative	$32,121	$32,712	$(591)	$63,402	$64,353	$(951)
General and administrative expenses decreased by $0.6 million, or 1.8%, and $1.0 million, or 1.5%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. General and administrative expenses were relatively consistent in the three-month period as compared to the prior year period and declined as a percentage of revenue by 160 basis points. The decrease for the six-month period was driven primarily by an additional $3.8 million in capitalized services due to system enhancement projects, a $3.0 million decrease in personnel and compensation expense, and a $0.8 million decrease in facility expense. These decreases were partially offset by an additional $3.1 million in stock-based compensation expense, $1.4 million in outsourced services, $1.4 million in professional fees, $0.5 million in software and tools, and $0.2 million in bad debt expense.
Depreciation and Amortization

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024	$	2025	2024	$
	(dollars in thousands)
Depreciation and amortization	$16,589	$19,901	$(3,312)	$33,357	$40,805	$(7,448)
Depreciation and amortization expenses decreased by $3.3 million, or 16.6%, and $7.4 million, or 18.3%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The decrease for the three and six-month periods were driven by $3.3 million and $7.1 million in lower intangible assets’ amortization, respectively, due to the reduced rate of replacement assets resulting from a reduction in the number of business acquisitions compared to prior periods.
Loss on Held for Sale and Impairments

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024	$	2025	2024	$
	(dollars in thousands)
Loss on held for sale and impairments	$—	$459	$(459)	$85	$11,691	$(11,606)
During the six months ended June 30, 2025, we recorded a $0.1 million working capital adjustment related to the disposal of Fitness Solutions. In March 2024, we entered into definitive sale and purchase agreements to sell our Fitness Solutions (see Note 4. Fitness Solutions Disposition in this Quarterly Report on Form 10-Q). The North American Fitness transaction resulted in a loss on disposal of $0.2 million and $5.0 million during the three and six months ended June 30, 2024, respectively, and a goodwill impairment charge of $3.4 million representing allocated goodwill during the three months ended March 31, 2024. Additionally, we recognized a loss on held for sale of $0.3 million and $2.9 million during the three and six months ended June 30, 2024, respectively, which represents the measurement of the UK Fitness disposal group at fair value less costs to sell. The six months ended June 30, 2024 included right-of-use lease asset impairments charges of $0.4 million.
Interest and Other Expense, net

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024	$	2025	2024	$
	(dollars in thousands)
Interest and other expense, net	$8,798	$9,552	$(754)	$21,557	$15,343	$6,214
Interest and other expense, net, decreased by $0.8 million, or 7.9%, and increased $6.2 million, or 40.5%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, with the changes primarily driven by volatility of interest rates and foreign currency. The decrease for the three-month period was driven primarily by a $1.8 million unrealized foreign currency gain, a $3.6 million decrease in interest expense, and a $0.4 million increase in interest income. The decreases were partially offset by an unrealized loss of $2.1 million on interest rate swaps recorded during the three months ended June 30, 2025 as compared to an unrealized gain of $1.0 million in the comparative period. The increase for the six-month period was driven primarily by an unrealized loss of $6.0 million on interest rate swaps recorded during the six months ended June 30, 2025 as compared to an unrealized gain of $5.8 million in the comparative period. The increase was partially offset by a $3.6 million decrease in interest expense, a $1.2 million unrealized foreign currency gain, and a $0.8 million increase in interest income. The decline in interest expense in the three and six-month periods is a result of lower variable base interest rates on the Company’s Credit Facilities (as defined below), the amendment to the Term Loan (as defined below) in the fourth quarter 2024 resulting in a reduction in margin and the removal of the credit spread adjustment, and the swap executed in the third quarter 2024 to covert $125 million of the floating rate component of our Term Loan to a fixed rate (see Note 11. Long-Term Debt in this Quarterly report on Form 10-Q).

Income Tax Expense

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024	$	2025	2024	$
	(dollars in thousands)
Income tax expense	$(1,243)	$(703)	$(540)	$(1,755)	$(6,626)	$4,871
Income tax expense increased by $0.5 million and decreased by $4.9 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024, with the change driven primarily by an increase in net income from continuing operations and discrete items, including the sale of North American Fitness during the six months ended June 30, 2024.
Income (Loss) from Discontinued Operations, Net of Income Tax

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024	$	2025	2024	$
	(dollars in thousands)
Income (loss) from discontinued operations, net of income tax	$2,392	$(824)	$3,216	$(6,255)	$(1,138)	$(5,117)
Income from discontinued operations, net of income tax was income of $2.4 million during the three months ended June 30, 2025 compared to a loss of $0.8 million during the three months ended June 30, 2024. Loss from discontinued operations increased $5.2 million during the six months ended June 30, 2025, as compared to the same period in 2024. Discontinued operations for all periods presented consists of the operating results of marketing technology solutions. The increase in income from discontinued operations in the three-month period was due primarily to the discontinuation of depreciation and amortization upon classification of assets as held for sale. The increase in loss from discontinued operations during the six-month period was due to an impairment charge of $9.0 million, comprised of a goodwill impairment charge of $6.9 million and a valuation allowance of $2.2 million to adjust the marketing technology disposal group to estimated fair value less cost to sell. We did not have similar expenses during the six months ended June 30, 2024, (see Note 3. Discontinued Operations in this Quarterly Report on Form 10-Q). This was partially offset by the discontinuation of depreciation and amortization upon classification of assets as held for sale.
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
As of June 30, 2025, we had cash, cash equivalents and restricted cash of $151.1 million, $155.0 million of available borrowing capacity under our Revolver (as defined below) and $529.4 million outstanding under our Term Loan. We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. If needed, additional funds may not be available on terms favorable to us, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part II, Item 1A. “Risk Factors.”

Cash Flows
The following table sets forth cash flow data, inclusive of continuing and discontinued operations, for the periods indicated therein:

	Six months ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$57,659	$37,216
Net cash used in investing activities	(13,745)	(8,526)
Net cash used in financing activities	(29,576)	(34,190)
Effect of foreign currency exchange rate changes on cash	940	(638)
Net increase (decrease) in cash, cash equivalents and restricted cash	$15,278	$(6,138)
Cash Flow from Operating Activities
Net cash provided by operating activities was $57.7 million for the six months ended June 30, 2025, compared to $37.2 million for the six months ended June 30, 2024. Changes in net cash provided by operating activities resulted primarily from cash received from net sales within our subscription and transaction fees and marketing technology solutions. Other drivers of the changes in net cash provided by operating activities include payments for personnel expenses for our employees, costs related to delivering our services and products, partner commissions, advertising and interest on our long-term debt.
The increase in cash provided by operating activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to lower costs as a result of our transformation and optimization initiatives comprised of a reduction in general overhead expenses, including personnel expenses, to support our business of $8.2 million, lower costs directly related to the delivery of our services and products of $3.9 million, lower interest payments of $3.5 million, higher cash collections from our subscription and transaction fees, which includes revenues from payment processing, of approximately $3.4 million, lower taxes paid of $0.6 million, and higher interest income of $0.8 million.
Cash Flow from Investing Activities
During the six months ended June 30, 2025, net cash used in investing activities of $13.7 million related primarily to costs to develop software of $12.7 million and $1.0 million for purchases of property and equipment.
During the six months ended June 30, 2024, net cash used in investing activities of $8.5 million was related primarily to costs to develop software of $8.7 million and $1.0 million for purchases of property and equipment, partially offset by proceeds from the sale of North American Fitness, net of transaction costs, cash and restricted cash sold for approximately $1.2 million.
Cash Flow from Financing Activities
During the six months ended June 30, 2025, net cash used in financing activities of $29.6 million related primarily to the repurchase and retirement of shares of our common stock of $31.6 million.
During the six months ended June 30, 2024, net cash used in financing activities of $34.2 million was related primarily to the repurchase and retirement of shares of our common stock of $36.0 million.
For additional information regarding our repurchase and retirement of shares of our common stock, refer to Note 12. Equity in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Credit Facilities
We are party to a credit agreement, as amended, that, as of June 30, 2025 provided for one term loan for an aggregate principal amount of $533.5 million (the “Term Loan”), a revolver with a capacity of $155.0 million (the “Revolver”) and a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. These debt arrangements are collectively referred to herein as the “Credit Facilities”.
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
Effective as of June 10, 2025, the Company entered into an additional amendment to the Credit Facilities to reduce the commitments outstanding under the Revolver, extend the maturity of a portion of such commitments and reduce the applicable margin with respect to extended revolving loans. As a result of the amendment, commitments under the Revolver were reduced from $190.0 million to $155.0 million. With respect to $125.0 million of such commitments, (i) the maturity date was extended to January 6, 2028 and (ii) the applicable margin for (x) Term SOFR loans was reduced to 2.50% and (y) Alternate Base Rate loans was reduced to 1.50%, in each case, subject to a single 0.25% step-down based on the Company’s first lien net leverage ratio. With respect to the remaining $30.0 million of such commitments, (i) the maturity date remains July 6, 2026 and (ii) the applicable margin was unchanged.
On July 29, 2025, the Company entered into an amendment to the Credit Facilities (the “2025 Amendment”) to, among other things, refinance the existing Term Loan in an aggregate principal amount of $529.4 million. The 2025 Amendment, among other things, (i) extends the maturity date of the Term Loan to July 6, 2031, and (ii) reduces the applicable margin by 25 basis points with respect to all term loans. The Term Loan bears interest, at the Borrower’s election, at (x) Term SOFR (as defined in the Credit Agreement) plus an applicable margin of 2.25%, with a minimum Term SOFR rate of 0.50% or (y) Alternate Base Rate (as defined in the Credit Agreement) plus an applicable margin of 1.25%, with a minimum Alternate Base Rate of 1.50%, in each case, with no step-downs. The refinanced Term Loan priced at par and refinanced the existing term loan outstanding under the Credit Agreement immediately prior to giving effect to the 2025 Amendment.
Pursuant to the 2025 Amendment, with respect to $125.0 million of commitments under the existing $155.0 million Revolver, (i) the maturity date was extended to July 29, 2030 and (ii) the applicable margin for (x) Term SOFR loans was reduced to 2.00% and (y) Alternate Base Rate loans was reduced to 1.00%, in each case, subject to one 25 basis points step-up based on the Company’s first lien net leverage ratio. Other than the changes noted above, the terms and conditions of all commitments at closing as well as those extending beyond the original maturity date remain the same as the existing Revolver. Accordingly, $155.0 million of availability remains under the Revolver until July 6, 2026 and then reduces to $125.0 million through July 29, 2030.
We have entered into the following interest rate swap agreements in connection with our Credit Facilities to convert a portion of the floating rate component of the Term Loan from a floating rate to fixed rate:

Effective	Expiration	Fixed Interest	Notional	Asset (Liability) Fair Value at
Date	Date	Rate	Amount	June 30, 2025
			(in thousands)	(in thousands)
October 31, 2022	October 31, 2027	4.212%	$200,000	$(3,511)
March 31, 2023	October 31, 2027	3.951%	100,000	(1,165)
September 20, 2024	October 31, 2027	3.395%	125,000	165
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
As of June 30, 2025, there was $529.4 million outstanding under our Credit Facilities, all of which was related to the Term Loan as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loan was approximately 7.17% for the three months ended June 30, 2025, excluding the effect of any interest rate swap agreements.
As of June 30, 2025, we were in compliance with the covenants under the Credit Facilities.
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
The Company repurchased and retired 2.0 million and 3.1 million shares of common stock for approximately $20.6 million and $31.8 million, including transaction fees and taxes, during the three and six months ended June 30, 2025, respectively. As of June 30, 2025, $51.1 million remained available under the Repurchase Program.
Contractual Obligations
There have been no material changes to our contractual obligations as of June 30, 2025 from those disclosed in our Annual Report on Form 10-K.
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
Our critical accounting policies are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Changes in Internal Control over Financial Reporting
We continue to work to remediate our material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
During the three months ended June 30, 2025, we repurchased approximately $20.6 million in shares of our common stock under our Repurchase Program, including transaction fees and taxes. The stock repurchase activity under our Repurchase Program during the three months ended June 30, 2025 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
	(in thousands, except per share and share amounts)

April 1, 2025 - April 30, 2025	616,214	$9.91	616,214	$15,474
May 1, 2025 - May 31, 2025	615,384	$10.18	615,384	$59,211
June 1, 2025 - June 30, 2025	812,523	$9.96	812,523	$51,115
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On June 12, 2025 Eric Remer, our Chief Executive Officer and Chairman of the Board of Directors, entered into a Rule 10b5-1 trading arrangement (the “Remer 10b5-1 Sales Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 1.0 million shares of the Company’s common stock held by Mr. Remer, until September 10, 2026 or upon the occurrence of certain events described in the Remer 10b5-1 Sales Plan.

During the three months ended June 30, 2025, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of EverCommerce Inc	8-K	001-40575	3.1	7/9/2021
3.2	Amended and Restated Bylaws of EverCommerce Inc	8-K	001-40575	3.2	7/9/2021
10.1	Amendment No. 4, dated as of June 10, 2025, to the Credit Agreement dated as of July 6, 2021, among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the other parties and lenders party thereto.	8-K	001-40575	10.1	6/10/2025
10.2	Amended and Restated Non-Employee Director Compensation Policy					*
10.3	Amendment No. 5, dated as of July 29, 2025 to the Credit Agreement, dated as of July 6, 2021, among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the other parties and lenders party thereto.	8-K	001-40575	10.1	7/30/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERCOMMERCE INC.

Date: August 6, 2025	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Chief Financial Officer
(Principal Financial Officer)