Form 10-Q
period 2025-09-30
EverCommerce Inc.
filed 2025-11-06
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, there were 179,367,379 shares of the registrant’s common stock, par value $0.00001, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, macroeconomic and market conditions, equity compensation, business strategy, plans, market growth, future acquisitions and other capital expenditures, expectations regarding the recently announced sale of our marketing technology solutions, progress towards remediation of our material weakness, expected impacts from legislation and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our limited operating history and evolving business; our recent growth rates may not be sustainable or indicative of future growth; we have experienced net losses in the past and we may not achieve profitability in the future; we may continue to experience significant quarterly and annual fluctuations in our operating results due to a number of factors, which makes our future operating results difficult to predict; in order to support the growth of our business and acquisition strategy, we may need to incur additional indebtedness or seek capital through new equity or debt financings; we may not be able to continue to expand our share of our existing vertical markets or expand into new vertical markets; we face intense competition in each of the industries in which we operate; the industries in which we operate are rapidly evolving and the market for technology-enabled services that empower small and medium-sized businesses is relatively immature and unproven; we are subject to economic and political risk, the business cycles of our clients and changes in the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations; we are dependent on payment card networks, such as Visa and MasterCard, and payment processors, such as Worldpay and PayPal, and if we fail to comply with the applicable requirements of the payment networks or our payment processors, they can seek to fine us, suspend us, terminate our agreements and/or terminate our registrations through our bank sponsors; the inability to keep pace with rapid developments and changes in the electronic payments market or are unable to introduce, develop and market new and enhanced versions of our software solutions we may be put at a competitive disadvantage with respect to our services that incorporated payment technology; real or perceived errors, failures or bugs in our solutions could adversely affect our business results of operations, financial conditions and growth prospects; unauthorized disclosure, destruction or modification of data, disruption of our software or services or cyber breaches could expose us to liability, protracted and costly litigation and damage our reputation; our use of artificial intelligence technologies and evolving regulatory framework governing the use of such technologies; our estimated total addressable market is subject to inherent challenges and uncertainties; failure to effectively develop and expand our sales and marketing capabilities; our ability to increase our customer base and achieve broader market acceptance and utilization of our solutions; impairment in the value of our goodwill or intangible assets; our information technology systems and our third-party providers’ information technology systems, including Worldpay, PayPal and other payment processing partners, may fail, or our third-party providers may discontinue providing their services or technology generally or to us specifically; our ability to improve our margin; the impact of a future pandemic, epidemic, or outbreak of infectious disease could impact our business, financial condition and results of operations, as well as the business or operations of their parties with whom we conduct business; our success in achieving our objectives through acquisitions, divestitures or other strategic transactions; our revenues and profits generated through acquisitions may be less than anticipated, and we may fail to uncover all liabilities of acquisition targets; risks related to scrutiny on environmental sustainability and social initiatives; our ability to adequately protect or enforce our intellectual property and other proprietary rights; risk of patent, trademark and other intellectual property infringement claims; risks related to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations; risks related to our sponsor stockholders agreement and qualifying as a “controlled company” under the rules of The Nasdaq Stock Market; significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives; as well as the other factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report on Form 10-K”), as updated by our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EverCommerce Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$106,899	$135,782
Accounts receivable, net of allowance for expected credit losses of $3.3 million and $2.3 million at September 30, 2025 and December 31, 2024, respectively	36,753	31,090
Contract assets	12,793	12,839
Assets held for sale	51,711	11,422
Prepaid expenses and other current assets	28,013	27,181
Total current assets	236,169	218,314
Property and equipment, net	6,086	6,129
Capitalized software, net	52,913	41,595
Other non-current assets	36,330	36,127
Non-current assets held for sale	—	44,779
Intangible assets, net	177,668	211,172
Goodwill	893,970	863,152
Total assets	1,403,136	1,421,268
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,256	$6,599
Accrued expenses and other	55,509	50,840
Deferred revenue	22,986	22,107
Customer deposits	14,356	11,382
Current maturities of long-term debt	5,500	5,500
Liabilities held for sale	11,282	14,298
Total current liabilities	116,889	110,726
Long-term debt, net of current maturities and deferred financing costs	519,111	522,442
Other non-current liabilities	38,592	36,301
Non-current liabilities held for sale	—	973
Total liabilities	674,592	670,442
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 180,040,377 and 183,725,236 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2	2
Accumulated other comprehensive loss	(12,550)	(14,318)
Additional paid-in capital	1,390,600	1,426,206
Accumulated deficit	(649,508)	(661,064)
Total stockholders’ equity	728,544	750,826
Total liabilities and stockholders’ equity	$1,403,136	$1,421,268
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share and share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Subscription and transaction fees	$142,184	$136,263	$422,804	$405,329
Other	5,282	3,843	14,950	13,152
Total revenues	147,466	140,106	437,754	418,481
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	33,475	30,625	98,058	93,687
Sales and marketing	26,526	28,545	85,920	85,068
Product development	19,387	19,135	58,847	57,669
General and administrative	35,362	31,625	98,764	95,978
Depreciation and amortization	16,763	19,951	50,120	60,756
Loss on held for sale and impairments	—	70	85	11,761
Total operating expenses	131,513	129,951	391,794	404,919
Operating income	15,953	10,155	45,960	13,562
Interest and other expense, net	(8,902)	(18,332)	(30,459)	(33,675)
Net income (loss) from continuing operations before income tax expense	7,051	(8,177)	15,501	(20,113)
Income tax expense	(1,247)	(938)	(3,002)	(7,564)
Net income (loss) from continuing operations	5,804	(9,115)	12,499	(27,677)
Income (loss) from discontinued operations, net of income tax	5,312	(41)	(943)	(1,179)
Net income (loss)	11,116	(9,156)	11,556	(28,856)
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net	(2,718)	3,469	1,768	876
Comprehensive income (loss)	$8,398	$(5,687)	$13,324	$(27,980)

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.03	$(0.05)	$0.07	$(0.15)
Discontinued operations	0.03	—	(0.01)	(0.01)
Total	$0.06	$(0.05)	$0.06	$(0.16)

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.03	$(0.05)	$0.07	$(0.15)
Discontinued operations	0.03	—	(0.01)	(0.01)
Total	$0.06	$(0.05)	$0.06	$(0.16)

Weighted-average shares of common stock outstanding used in computing net income (loss) per share:
Basic	180,977,363	184,146,958	182,341,634	185,317,020
Diluted	183,686,560	184,146,958	184,709,684	185,317,020
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2024	183,725	$2	$1,426,206	$(661,064)	$(14,318)	$750,826
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	240	—	(1,182)	—	—	(1,182)
Stock-based compensation	—	—	6,940	—	—	6,940
Stock option exercises	167	—	1,385	—	—	1,385
Repurchase and retirement of common stock, including taxes	(1,098)	—	(11,164)	—	—	(11,164)
Foreign currency translation gain, net	—	—	—	—	477	477
Net loss	—	—	—	(7,713)	—	(7,713)
Balance at March 31, 2025	183,034	$2	$1,422,185	$(668,777)	$(13,841)	$739,569
Issuance of common stock for Employee Stock Purchase Plan	183	—	1,562	—	—	1,562
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	385	—	(1,815)	—	—	(1,815)
Stock-based compensation	—	—	8,270	—	—	8,270
Stock option exercises, net	631	—	4,827	—	—	4,827
Repurchase and retirement of common stock, including taxes	(2,044)	—	(20,597)	—	—	(20,597)
Foreign currency translation gain, net	—	—	—	—	4,009	4,009
Net income	—	—	—	8,153	—	8,153
Balance at June 30, 2025	182,189	$2	$1,414,432	$(660,624)	$(9,832)	$743,978
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	375	—	(2,253)	—	—	(2,253)
Stock-based compensation	—	—	6,836	—	—	6,836
Stock option exercises, net	75	—	695	—	—	695
Repurchase and retirement of common stock, including taxes	(2,599)	—	(29,110)	—	—	(29,110)
Foreign currency translation loss, net	—	—	—	—	(2,718)	(2,718)
Net income	—	—	—	11,116	—	11,116
Balance at September 30, 2025	180,040	$2	$1,390,600	$(649,508)	$(12,550)	$728,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2023	186,934	$2	$1,454,026	$(619,975)	$(8,017)	$826,036
Common stock issued upon vesting of restricted stock units	301	—	—	—	—	—
Stock-based compensation	—	—	5,576	—	—	5,576
Stock option exercises	160	—	1,072	—	—	1,072
Repurchase and retirement of common stock, including taxes	(1,234)	—	(12,139)	—	—	(12,139)
Foreign currency translation loss, net	—	—	—	—	(3,535)	(3,535)
Net loss	—	—	—	(16,324)	—	(16,324)
Balance at March 31, 2024	186,161	$2	$1,448,535	$(636,299)	$(11,552)	$800,686
Issuance of common stock for Employee Stock Purchase Plan	215	—	1,755	—	—	1,755
Common stock issued upon vesting of restricted stock units	470	—	—	—	—	—
Stock-based compensation	—	—	6,454	—	—	6,454
Stock option exercises	233	—	1,767	—	—	1,767
Repurchase and retirement of common stock, including taxes	(2,498)	—	(24,136)	—	—	(24,136)
Foreign currency translation gain, net	—	—	—	—	942	942
Net loss	—	—	—	(3,376)	—	(3,376)
Balance at June 30, 2024	184,581	$2	$1,434,375	$(639,675)	$(10,610)	$784,092
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	377	—	(2,123)	—	—	(2,123)
Stock-based compensation	—	—	8,154	—	—	8,154
Stock option exercises	216	—	949	—	—	949
Repurchase and retirement of common stock, including taxes	(1,353)	—	(14,642)	—	—	(14,642)
Foreign currency translation gain, net	—	—	—	—	2,472	2,472
Disposition of Fitness Solutions	—	—	—	—	997	997
Net loss	—	—	—	(9,156)	—	(9,156)
Balance at September 30, 2024	183,821	$2	$1,426,713	$(648,831)	$(7,141)	$770,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2025	2024

Cash flows provided by operating activities:
Net income (loss)	$11,556	$(28,856)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,313	66,880
Stock-based compensation expense	22,046	20,184
Deferred taxes	2,487	5,579
Amortization of deferred financing costs and non-cash interest	1,145	1,230
Loss on held for sale and impairments	6,959	11,761
Bad debt expense	4,423	3,237
Loss on interest rate swap valuation adjustments	6,047	2,282
Other non-cash items	1,145	831
Changes in operating assets and liabilities:
Accounts receivable, net	(12,515)	(8,196)
Prepaid expenses and other current assets	(2,655)	(5,327)
Other non-current assets	(2,222)	1,159
Accounts payable	(327)	(667)
Accrued expenses and other	4,609	(6,010)
Deferred revenue	860	2,700
Other non-current liabilities	(4,688)	(2,037)
Net cash provided by operating activities	90,183	64,750
Cash flows used in investing activities:
Purchases of property and equipment	(1,933)	(1,208)
Capitalization of software costs	(20,936)	(13,071)
Proceeds from disposition of fitness solutions, net of transaction costs, cash and restricted cash	2,271	6,610
Acquisition, net of cash acquired	(35,856)	—
Net cash used in investing activities	(56,454)	(7,669)
Cash flows used in financing activities:
Payments on long-term debt	(4,125)	(4,125)
Deferred financing costs	(940)	—
Exercise of stock options, net	6,908	3,788
Proceeds from common stock issuance for Employee Stock Purchase Plan	1,562	1,755
Employee taxes paid for RSU withholdings	(5,250)	(2,123)
Repurchase and retirement of common stock	(60,497)	(50,636)
Net cash used in financing activities	(62,342)	(51,341)
Effect of foreign currency exchange rate changes on cash	130	(345)
Net (decrease) increase in cash, cash equivalents and restricted cash, including cash and restricted cash classified as held for sale	(28,483)	5,395
Cash, cash equivalents and restricted cash, including cash and restricted cash classified as held for sale:
Beginning of period	135,782	96,179
End of period	$107,299	$101,574
Supplemental disclosures of cash flow information:
Cash paid for interest	$27,256	$34,936
Cash paid for income taxes	$3,071	$3,862
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024 and the related notes (“Annual Report on Form 10-K”). The December 31, 2024 consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the nine months ended September 30, 2025 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2024 and the related notes.
The operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
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
In late 2024, the Company began a process to review strategic alternatives for its marketing technology solutions. On March 5, 2025, the Board of Directors (“the Board”), in conjunction with Company management committed to a plan to sell the Company’s marketing technology solutions. On October 31, 2025, the Company completed the sale of its marketing technology solutions business concluding the previously announced strategic review (see Note 20. Subsequent Event). The Company determined that its decision to sell marketing technology solutions is considered a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations. As a result, the assets and liabilities of marketing technology solutions are presented as held for sale on our unaudited condensed consolidated balance sheets and their operating results are presented as discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. The unaudited condensed consolidated statements of cash flow are inclusive of continuing and discontinued operations for all periods presented. Certain prior period amounts related to discontinued operations have been reclassified and separately presented in the consolidated financial statements and accompanying notes to conform to the current year presentation. Unless otherwise noted, disclosures throughout these notes to the unaudited condensed consolidated financial statements reflect continuing operations only. Refer to Note 3. Discontinued Operations for additional information.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient for entities estimating expected credit losses on current trade receivables and contract assets arising from revenue transactions accounted for under Topic 606. The practical expedient permits an entity to assume current conditions as of the balance sheet date will not change for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses. The amendments in this update are effective for interim and annual periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
amendments in this update should be applied on a prospective basis. The Company is currently evaluating the impact of adopting the amendments in this update on its consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update modernizes the capitalization criteria for internal-use software by removing references to software development project stages so that the guidance is neutral to different software development methods. Therefore, under the guidance, software capitalization will begin when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this update are effective for interim and annual periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting the amendments in this update on its consolidated financial statements and disclosures.
Note 3. Discontinued Operations
The Company determined that its marketing technology solutions met the criteria for discontinued operations reporting effective in the first quarter 2025 (see Note 2. Summary of Significant Accounting Policies). As such, the assets and liabilities of the disposal group are classified as held for sale on our unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The results of operations of marketing technology solutions are presented as income (loss) from discontinued operations, net of income tax on the unaudited condensed consolidated statements of operations and comprehensive loss. We measured the assets and liabilities of the marketing technology disposal group at estimated fair value less cost to sell and recognized a gain of $2.1 million during the three months ended September 30, 2025, and a goodwill impairment charge of $6.9 million during the nine months ended September 30, 2025, which are included in (gain) loss on held for sale and impairments within discontinued operations on our unaudited condensed consolidated statements of operations and comprehensive loss.
The following table summarizes the results of operations of marketing technology solutions reported as discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Total revenues	$33,631	$36,154	$96,799	$105,285
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	24,830	28,650	71,598	83,728
Sales and marketing	1,989	2,032	7,274	6,229
Product development	1,138	965	3,647	2,795
General and administrative	2,555	2,705	7,274	7,796
Depreciation and amortization	—	2,040	1,191	6,124
(Gain) loss on held for sale and impairments	(2,146)	—	6,875	(11)
Total operating expenses	28,366	36,392	97,859	106,661
Operating income (loss)	5,265	(238)	(1,060)	(1,376)
Other income, net	—	1	3	1
Net income (loss) before income tax benefit	5,265	(237)	(1,057)	(1,375)
Income tax benefit	47	196	114	196
Income (loss) from discontinued operations, net of income tax	$5,312	$(41)	$(943)	$(1,179)

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The components of assets and liabilities classified as held for sale on our condensed consolidated balance sheets were as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)

Assets:
Cash and cash equivalents	$400	$—
Accounts receivable, net	11,762	9,065
Contract assets	468	474
Prepaid expenses and other current assets	1,826	1,883
Property and equipment, net	517	529
Capitalized software, net	2,749	2,071
Other non-current assets	3,039	3,359
Intangible assets, net	14,670	15,668
Goodwill	16,288	23,152
Total assets	51,719	56,201
Valuation allowance	(8)	—
Assets held for sale	$51,711	$56,201

Liabilities:
Accounts payable	$551	$1,442
Accrued expenses and other	7,113	7,659
Deferred revenue	3,168	3,009
Customer deposits	71	2,188
Other long-term liabilities	379	973
Liabilities held for sale	11,282	15,271
Assets held for sale, net	$40,429	$40,930
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
The following table presents the significant non-cash items related to discontinued operations that are included in the accompanying statements of cash flows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$—	$2,040	$1,191	$6,124
Share-based compensation	113	204	495	577
(Gain) loss on assets held for sale and impairments	(2,146)	—	6,875	(11)
Note 4. Acquisitions and Dispositions
ZyraTalk Acquisition
On September 15, 2025, the Company acquired 100% of the interest of Joblyt LLC, dba ZyraTalk (“ZyraTalk”), an AI-powered customer engagement solution that combines virtual assistant capabilities with agentic automation platform, for approximately $36.1 million in cash, not inclusive of an additional $6.5 million of contingent consideration to be paid over the next three years related to post-combination employment services. The acquisition helps to establish EverCommerce as an AI-driven innovator, beginning with near-term application in its Home and Field Services vertical, EverPro, and the Company plans to extend ZyraTalk into broader opportunities across its other verticals.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The Company accounted for the acquisition as a business combination under ASC 805, Business Combinations. Accordingly, the Company recorded identifiable assets acquired and liabilities assumed at their acquisition date estimated fair values, with any excess consideration recognized as goodwill. Goodwill primarily represents the value associated with the assembled workforce and expected synergies subsumed into goodwill. The goodwill recognized as a result of the acquisition of ZyraTalk is deductible for income tax purposes.
The Company has preliminarily measured the identifiable assets and liabilities assumed at their acquisition date estimated fair values separately from goodwill, which represent Level 3 fair value measurements as defined in ASC 820, Fair Value Measurement. The estimated fair values were determined by management using the assistance of third-party valuation specialists, and this evaluation is not yet final. The valuation methods used to determine the estimated fair value of intangible assets included the income approach---relief from royalty method for trademarks and developed technology with estimated useful lives of five years, and the income approach---multi period excess earnings method for customer relationships with an estimated useful life of 9 years. A number of assumptions and estimates were involved in the application of these valuation methods, including revenue forecasts, expected competition, costs of revenues, obsolescence, tax rates, capital spending, customer attrition rates, discount rates and working capital changes. Cash flow forecasts were generally based on pre-acquisition forecasts coupled with estimated revenues and cost synergies available to a market participant.
The purchase price allocation for the acquisition is preliminary and subject to revision with estimated amounts related to working capital, the valuation of intangible assets and liabilities acquired, and provisional amounts related to tax and other items. Additional information that existed as of the acquisition date but at the time was unknown to the Company may become known to the Company during the remainder of the measurement period, which is not to exceed 12 months from the acquisition date.
The financial results of ZyraTalk since the closing through September 30, 2025, were not material to the Company’s consolidated financial statements, nor were they material to the Company’s prior period consolidated results on a pro forma basis.
The following table summarizes the estimated fair values of consideration transferred, assets acquired and liabilities assumed at the acquisition date.

September 15, 2025
(in thousands)
Total consideration transferred:
Cash	$36,053

Net assets acquired:
Cash and cash equivalents	$197
Accounts receivable, trade	18
Prepaid expenses and other current assets	29
Intangible-definite lived	6,870
Goodwill	29,118
Accrued expenses and other	(45)
Deferred revenue	(134)
Total net assets acquired	$36,053
Fitness Solutions Disposition
On March 13, 2024, the Company entered into definitive sale and purchase agreements to sell its fitness solutions to Jonas Fitness Portfolio Holdco Inc. (“Jonas Software”). The sale of American Service Finance LLC., ASF Payment Solutions ULC and Technique Fitness Inc. (collectively, “North American Fitness”), closed simultaneously with signing. The sale of EverCommerce UK, including wholly-owned subsidiaries Fitii UK (MyPTHub and MyPTHub LLC) and ClubWise UK and its wholly-owned subsidiary ClubWise Australia (collectively, “UK Fitness” and together with North American Fitness, “Fitness Solutions”), closed July 1, 2024. The divestiture did not qualify for discontinued operations. As a result, our unaudited condensed consolidated financial statements include the results of North American Fitness and UK Fitness for all periods through the applicable date of sale. During the three and nine months ended September 30, 2024, the Company recognized losses of $0.1 million and $5.0 million, respectively, related to the sale of Fitness Solutions, which are included in loss on held for sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss. Additionally, the Company recognized a $6.4 million goodwill impairment charge representing

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
the allocated goodwill to Fitness Solutions, which is included in loss on held for sale and impairments on the unaudited condensed consolidated statements of operations and comprehensive loss.
Note 5. Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
By pattern of recognition (timing of transfer of services):
Point in time	$3,356	$2,533	$8,689	$8,515
Over time	144,110	137,573	429,065	409,966
Total	$147,466	$140,106	$437,754	$418,481
By geographical market:
United States	$129,406	$126,487	$389,014	$371,305
International	18,060	13,619	48,740	47,176
Total	$147,466	$140,106	$437,754	$418,481
Contract Balances
Supplemental balance sheet information related to contracts from customers as of:

	September 30,	December 31,
	2025	2024
	(in thousands)
Accounts receivable, net	$36,753	$31,090
Contract assets	$12,793	$12,839
Deferred revenue	$22,986	$22,107
Customer deposits	$14,356	$11,382
Long-term deferred revenue	$316	$512
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
Contract liabilities: Contract liabilities, or deferred revenue, represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Long-term deferred revenue is included within other non-current liabilities on the unaudited condensed consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2024 was $20.8 million for the nine months ended September 30, 2025.
Customer deposits: Customer deposits relate to payments received in advance for contracts, which allow the customer to terminate a contract and receive a pro rata refund for the unused portion of payments received to date.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Accounts Receivable
Activity in our allowance for expected credit losses is as follows as of:

	September 30,
	2025	2024
	(in thousands)
Allowance for expected credit losses, beginning of year	$2,283	$3,328
Bad debt expense	2,442	1,551
Write-offs, net of recoveries	(1,465)	(2,306)
Disposition of Fitness Solutions	—	(96)
Transfer to held for sale	—	(53)
Allowance for expected credit losses, end of period	$3,260	$2,424
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Contracts that include 30-day termination rights are considered to be contracts with a term of one month and are therefore excluded from remaining performance obligations. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of September 30, 2025 was $19.3 million. The Company expects to recognize approximately 62% of its remaining performance obligations as revenue within the next year, 30% of its remaining performance obligations as revenue the subsequent year, 6% of its remaining performance obligations as revenue in the third year, and the remainder during the two-year period thereafter.
Cost to Obtain and Fulfill a Contract
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s unaudited condensed consolidated balance sheets. The costs to obtain contracts are amortized over five years, which corresponds with the useful life of the related technology. Short-term assets were $9.9 million and $8.9 million at September 30, 2025 and December 31, 2024, respectively, and long-term assets were $16.1 million and $16.0 million at September 30, 2025 and December 31, 2024, respectively. The Company recorded amortization expense within sales and marketing on the unaudited condensed consolidated statements of operations and comprehensive loss of $1.5 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, and $4.4 million and $3.9 million for the nine months ended September 30, 2025 and 2024, respectively. The Company recorded amortization expense within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive loss of $1.0 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $2.8 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 6. Goodwill

Goodwill activity consisted of the following for the nine months ended September 30, 2025 (in thousands):

Balance at December 31, 2024	$863,152
Acquired goodwill	29,118
Effect of foreign currency exchange rate changes	1,700
Balance at September 30, 2025	$893,970

Accumulated impairment losses at September 30, 2025	$(41,332)
Goodwill totaling $16.3 million relating to marketing technology solutions was reclassified to assets held for sale as of September 30, 2025. The marketing technology solutions goodwill amount was included in the determination of the impairment charge recorded during the three and nine months ended September 30, 2025 to adjust the carrying amount of the disposal group’s assets to its estimated fair value less selling costs, which is included in accumulated impairment losses. Refer to Note 3. Discontinued Operations for additional information.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
In connection with the definitive sale and purchase agreements to sell our fitness solutions, we tested the goodwill balance for impairment as of March 31, 2024 (see Note 4. Acquisitions and Dispositions). During the nine months ended September 30, 2024, we recognized a $6.4 million goodwill impairment charge representing the allocated goodwill to Fitness Solutions, which is included in loss on held for sale and impairments on the unaudited condensed consolidated statements of operations and comprehensive loss.
Note 7. Intangible Assets
Intangible assets consisted of the following as of:

	September 30, 2025
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	5-20 years	$515,810	$358,995	$156,815
Developed technology	5-12 years	95,334	82,011	13,323
Trade name	3-10 years	34,659	27,134	7,525
Non-compete agreements	5 years	1,908	1,903	5
Total		$647,711	$470,043	$177,668

	December 31, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	5-20 years	$511,374	$327,038	$184,336
Developed technology	5-12 years	93,855	76,430	17,425
Trade name	3-10 years	33,881	24,477	9,404
Non-compete agreements	5 years	1,936	1,929	7
Total		$641,046	$429,874	$211,172
Amortization expense was $13.2 million and $16.8 million for the three months ended September 30, 2025 and 2024, respectively, and $40.4 million and $51.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 8. Property and Equipment
Property and equipment consisted of the following as of:

	September 30,	December 31,
	2025	2024
	(in thousands)
Computer equipment and software	$11,689	$9,873
Furniture and fixtures	3,071	3,058
Leasehold improvements	9,988	9,988
Total property and equipment	24,748	22,919
Less accumulated depreciation	(18,662)	(16,790)
Property and equipment, net	$6,086	$6,129
Depreciation expense was $0.6 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $1.9 million and $2.5 million for the nine months ended September 30, 2025 and 2024, respectively.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 9. Capitalized Software
Capitalized software consisted of the following as of:

	September 30,	December 31,
	2025	2024
	(in thousands)
Capitalized software	$87,188	$68,057
Less: accumulated amortization	(34,275)	(26,462)
Capitalized software, net	$52,913	$41,595
Amortization expense was $2.9 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively, and $7.8 million and $7.2 million for the nine months ended September 30, 2025 and 2024, respectively. During the ordinary course of business, the Company may determine that certain capitalized features of its software will no longer be used either internally or to deliver value to its customers. The Company recorded a charge of $0.3 million and $0.2 million for the three months ended September 30, 2025 and 2024, and $1.1 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively, related to capitalized costs associated with abandoned projects, which are included in general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive loss.
Note 10. Leases
The Company leases real estate from unrelated parties under operating lease agreements that have initial terms ranging from one year to 9 years. Some leases include one or more options to renew, generally at our sole discretion, of five additional years each.
The components of lease expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$889	$882	$2,570	$2,951
Variable lease cost	495	573	1,622	1,849
Short-term lease cost	90	84	252	328
Total lease cost	$1,474	$1,539	$4,444	$5,128
The Company ceased use of certain leased premises and subleased certain facilities resulting in impairment charges of $0.4 million during the nine months ended September 30, 2024 to impair the right-of-use lease assets to their fair value, which are included in loss on held for sale and impairments on our unaudited condensed consolidated statement of operations and comprehensive loss.
Supplemental cash flow information related to leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cash paid for operating lease liabilities	$1,047	$1,067	$3,064	$3,546
Operating lease assets obtained in exchange for operating lease liabilities	$—	$—	$334	$940

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Supplemental balance sheet information, included in other non-current assets, accrued expenses and other and other non-current liabilities on the unaudited condensed consolidated balance sheets, related to leases is as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Operating lease right-of-use assets	$9,055	$10,464

Current operating lease liabilities	3,839	3,084
Long-term operating lease liabilities	10,880	13,212
Total operating lease liabilities	$14,719	$16,296
At September 30, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 4.32 years and 5.15 years, respectively, and the weighted average discount rate was 5.2%.
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of September 30, 2025 is as follows (in thousands):

Year ended December 31,
2025 (remainder of year)	$1,189
2026	4,451
2027	3,563
2028	2,792
2029	2,481
Thereafter	2,254
Total lease payments	16,730
Less: imputed interest	2,011
Total present value of lease liabilities	$14,719
Note 11. Long-Term Debt
Long-term debt consisted of the following as of:

	September 30,	December 31,
	2025	2024
	(in thousands)
Term note with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 2.25% (6.41340% at September 30, 2025) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2031	$528,000	$532,125
Revolver with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 2.00% (6.12920% at September 30, 2025), and outstanding balance due July 2030	—	—
Principal debt	528,000	532,125
Deferred financing costs on long-term debt	(2,564)	(3,069)
Discount on long-term debt	(825)	(1,114)
Total debt	524,611	527,942
Less current maturities	5,500	5,500
Long-term portion	$519,111	$522,442
The Company is party to a credit agreement, as amended, that provides for one term loan in the aggregate principal amount of $529.4 million (the “Term Loan”), a revolver with a capacity of $155.0 million (the “Revolver”) and a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. These debt arrangements are collectively referred to herein as the “Credit Facilities”.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
On December 13, 2024, the Company entered into an amendment (the “2024 Amendment”) to the Credit Facilities to reduce the applicable margin and remove the credit spread adjustment from the existing Term Loan in their entirety in an aggregate principal amount of $533.5 million. Following the 2024 Amendment, the Term Loan bears interest, at the borrower’s election, at (x) a forward-looking term rate based upon the secured overnight financing rate (“SOFR”) plus an applicable margin of 2.50%, with a minimum forward-looking SOFR rate 0.50% or (y) Alternative Base Rate (“ABR”) plus an applicable margin of 1.50%, with a minimum ABR of 1.50%, in each case, with no step-downs. The credit spread adjustment was removed in connection with the 2024 Amendment. The refinanced Term Loan priced at par and refinanced the existing term loan outstanding under the Credit Agreement immediately prior to giving effect to the 2024 Amendment.
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
On July 29, 2025, the Company entered into an amendment to the Credit Facilities (the “2025 Amendment”) to, among other things, refinance the existing Term Loan in an aggregate principal amount of $529.4 million. The 2025 Amendment, among other things, (i) extends the maturity date of the Term Loan to July 6, 2031, and (ii) reduces the applicable margin by 25 basis points with respect to all term loans. The Term Loan bears interest, at the Borrower’s election, at (x) Term SOFR (as defined in the Credit Agreement) plus an applicable margin of 2.25%, with a minimum Term SOFR rate of 0.50% or (y) Alternate Base Rate (as defined in the Credit Agreement) plus an applicable margin of 1.25%, with a minimum ABR of 1.50%, in each case, with no step-downs. The refinanced Term Loan priced at par and refinanced the existing term loan outstanding under the Credit Agreement immediately prior to giving effect to the 2025 Amendment.
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
The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of September 30, 2025, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. The fair value amounts were approximately $529.3 million and $537.4 million as of September 30, 2025 and December 31, 2024, respectively.
The Company has entered into the following interest rate swap agreements in connection with its Credit Facilities to convert a portion of the floating rate component of the Term Loan from a floating rate to fixed rate:

	Effective	Expiration	Fixed Interest	Notional	Asset (Liability) Fair Value at
Swap	Date	Date	Rate	Amount	September 30, 2025
				(in thousands)	(in thousands)
Initial Swap	October 31, 2022	October 31, 2027	4.212%	$200,000	$(3,449)
Second Swap	March 31, 2023	October 31, 2027	3.951%	100,000	(1,195)
Third Swap	September 20, 2024	October 31, 2027	3.395%	125,000	93
The Swap Agreements are accounted for as derivatives whereby the fair value of each contract is reported within the unaudited condensed consolidated balance sheets, and related gains or losses resulting from changes in the fair value are reported in interest and other expense, net, on the unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2025, the fair value of the Initial and Second Swaps were a liability of $4.6 million, while the fair value of the Third Swap was an asset of $0.1 million, which are reported in other non-current liabilities and other non-current assets, respectively, on the unaudited condensed consolidated balance sheets. The related gains and losses resulting from changes in fair value was losses of $0.04 million and $8.1 million during the three months ended September 30, 2025 and 2024, respectively, and losses of $6.0 million and $2.3 million during the nine months ended September 30, 2025 and 2024, respectively.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and are secured by substantially all assets of the Company. As of September 30, 2025, the Company was in compliance with all of its covenants.
Aggregate maturities of the Company’s debt for the years ending December 31 are as follows as of September 30, 2025 (in thousands):

Year ending December 31:
2025 (remainder of year)	$1,375
2026	5,500
2027	5,500
2028	5,500
2029	5,500
Thereafter	504,625
Total aggregate maturities of the Company’s debt	$528,000
Note 12. Equity
On July 6, 2021, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to authorize the issuance up to 2,050,000,000 shares, par value $0.00001 per share, consisting of 2,000,000,000 shares of common stock and 50,000,000 shares of preferred stock.
On June 14, 2022, our Board approved a stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, May 21, 2024, May 1, 2025 and November 4, 2025, our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date for a total authorization to repurchase up to $300.0 million in shares of the Company’s common stock through December 31, 2026. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board. The Company expects to fund repurchases with existing cash on hand.
The Company repurchased and retired 2.6 million and 5.7 million shares of common stock pursuant to the Repurchase Program for $29.1 million and $60.9 million including transaction fees and taxes, during the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, $22.3 million remained available under the Repurchase Program.
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes our RSU and stock option activity for the nine months ended September 30, 2025:

	RSUs	Stock Options
	(in thousands)
Outstanding as of January 1, 2025	3,901	14,488
Granted	2,762	930
Vested or exercised	(358)	(167)
Cancelled or forfeited	(231)	(166)
Outstanding as of March 31, 2025	6,074	15,085
Granted	415	464
Vested or exercised	(590)	(631)
Cancelled or forfeited	(296)	(950)
Outstanding as of June 30, 2025	5,603	13,968
Granted	147	114
Vested or exercised	(577)	(75)
Cancelled or forfeited	(294)	(401)
Outstanding as of September 30, 2025	4,879	13,606
As of September 30, 2025, total unrecognized compensation expense was $42.3 million and $7.1 million related to outstanding RSUs and stock options, respectively.
Stock-based compensation expense from continuing operations was classified on the unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenues	$101	$100	$318	$297
Sales and marketing	435	291	1,148	990
Product development	693	458	1,806	1,503
General and administrative	5,495	7,101	18,279	16,817
Total stock-based compensation expense	$6,724	$7,950	$21,551	$19,607

Note 14. Net Income (Loss) Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock as of:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands except per share amounts)

Numerator:
Net income (loss) from continuing operations	$5,804	$(9,115)	$12,499	(27,677)
Income (loss) from discontinued operations, net of income tax	5,312	(41)	(943)	(1,179)
Net income (loss) attributable to common stockholders.	$11,116	$(9,156)	$11,556	$(28,856)

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Denominator:
Weighted-average shares of common stock outstanding, basic	180,977	184,147	182,342	185,317
Weighted-average shares of common stock outstanding, diluted	183,687	184,147	184,710	185,317

Net income (loss) per share attributable to common stockholders, basic:
Continuing operations	$0.03	$(0.05)	$0.07	$(0.15)
Discontinued operations	0.03	—	(0.01)	(0.01)
Net income (loss) per share	$0.06	$(0.05)	$0.06	$(0.16)

Net income (loss) per share attributable to common stockholders, diluted:
Continuing operations	$0.03	$(0.05)	$0.07	$(0.15)
Discontinued operations	0.03	—	(0.01)	(0.01)
Net income (loss) per share	$0.06	$(0.05)	$0.06	$(0.16)
The following table illustrates the reconciliation of the denominators of the basic and diluted EPS computations for income (loss) from continuing operations and loss from discontinued operations, net of income tax.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Weighted-average shares of common stock outstanding, basic	180,977	184,147	182,342	185,317
Shares of common stock subject to outstanding RSUs	980	—	938	—
Shares of common stock subject to outstanding options	1,526	—	1,226	—
Shares of common stock pursuant to ESPP	204	—	204	—
Weighted-average shares of common stock outstanding, diluted	183,687	184,147	184,710	185,317
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect as of:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Outstanding stock options and unvested RSUs	15,979	16,381	16,320	16,381
Shares of common stock pursuant to ESPP	—	217	—	217
Total anti-dilutive outstanding potential common stock	15,979	16,598	16,320	16,598
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2025 and 2024.
The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of:

	September 30, 2025				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market	$56	$—	$—	$56	Cash equivalents
Interest rate swaps	—	93	—	93	Other non-current assets
Liability:
Interest rate swaps	$—	$4,644	$—	$4,644	Other non-current liabilities

	December 31, 2024				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Money market	$9,324	$—	$—	$9,324	Cash equivalents
Interest rate swaps	—	2,443	—	2,443	Other non-current assets
Liability:
Interest rate swap	$—	$947	$—	$947	Other non-current liabilities
Note 16. Income Taxes
Our provision for income taxes in interim periods is based on our estimated annual effective tax rate plus the impact, if any, of discrete items recognized in the interim period. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined.
The income tax expense was $1.2 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, and $3.0 million and $7.6 million for the nine months ended September 30, 2025 and 2024, respectively. The difference in income tax expense for the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024 was driven primarily by an increase in net income from continuing operations before tax and discrete items, including the sale of Fitness Solutions in the nine months ended September 30, 2024.
On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The act also includes certain changes to the US taxation of foreign activity, including changes to foreign tax credits, global intangible low-taxed income, foreign-derived intangible income, and base erosion and anti-abuse tax, amongst other changes. These changes are generally effective for tax years beginning after December 31,

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
2025. The Company’s tax provision for the nine months ended September 30, 2025 includes the estimated impact of the Act for the period, which was immaterial. The Company will continue to evaluate the impact on future periods.
Note 17. Commitments and Contingencies
The Company has non-cancelable contractual purchase obligations incurred in the normal course of business to help deliver its services and products and provide support to its customers. These contracts with vendors primarily relate to software service, targeted mail costs, third-party fulfillment costs and software hosting. Unrecognized future minimum payments due under these agreements are as follows (in thousands):

Year ended December 31,
2025 (remainder of year)	$5,762
2026	17,255
2027	12,933
2028	10,543
2029	687
Thereafter	—
Total future minimum payments due	$47,180
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
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of September 30, 2025 and December 31, 2024, the Company recorded a liability in the amount of $10.0 million and $10.7 million, respectively within current liabilities and other long-term liabilities as a provision for sales and use, gross receipts and goods and services tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 18. Geographic Areas
The following table sets forth long-lived assets by geographic area as of:

	September 30,	December 31,
	2025	2024
	(in thousands)
United States	$46,358	$38,362
International	$12,641	$9,362
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
The accounting policies of the segment are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2024. Based on being a single reportable segment company, the Company has disclosed net income (loss) from continuing operations as its primary measure of profit or loss used by the chief operating decision maker (“CODM”), which is reported on the unaudited condensed consolidated statement of operations and comprehensive loss as net income (loss) from continuing operations. The CODM is provided financial information inclusive of net income (loss) from continuing operations, which is used to assess performance of the segment and decide how to allocate resources. The CODM uses net income (loss) from continuing operations, among other metrics, to assist in evaluating the financial performance of the Company and monitoring budget versus actual results. The CODM does not review assets in evaluating segment results, and therefore, such information is not presented. The measure of segment assets is reported on the consolidated balance sheets as total assets.
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides segment information for revenues, net loss and significant expenses:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total revenues	$147,466	$140,106	$437,754	$418,481
Less(1):
Employee expense	57,330	59,738	174,016	175,708
Marketing and advertising	6,699	8,319	24,177	24,797
Communication services	6,291	5,203	17,961	15,822
Third-party commissions	4,576	5,218	14,813	15,959
Software, tools and hosting	15,534	14,140	44,676	41,387
Legal and professional fees	15,540	9,523	40,739	31,978
Loss on held for sale and impairments	—	70	85	11,761
Other segment items(2)	8,780	7,789	25,207	26,751
Depreciation and amortization	16,763	19,951	50,120	60,756
Interest and other expense, net	8,902	18,332	30,459	33,675
Income tax expense	1,247	938	3,002	7,564
Total expenses	141,662	149,221	425,255	446,158
Net income (loss) from continuing operations	5,804	(9,115)	12,499	(27,677)
Income (loss) from discontinued operations, net of income tax	5,312	(41)	(943)	(1,179)
Net income (loss)	$11,116	$(9,156)	$11,556	$(28,856)
(1) The significant expense categories and amounts align with information that is regularly reviewed by the CODM.
(2) Other segment items include corporate overhead expenses, transaction-related and other non-recurring or unusual costs, facility expenses, bad debt and other miscellaneous cost of services.
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Other Segment Disclosures
Interest income	$766	$830	$2,862	$2,143
Interest expense	8,559	10,668	26,272	31,995
Other Significant Non-cash Items:
Stock-based compensation	6,724	7,950	21,551	19,607
There are no reconciling items or adjustments between segment revenues, net income (loss), total assets and consolidated revenues, net income (loss) and total assets.
Note 20. Subsequent Event
On October 31, 2025, the Company completed the sale of its marketing technology solutions business to Ignite Visibility for approximately $45.0 million in cash, subject to certain closing adjustments, as part of our previously announced strategic review. The marketing technology solutions, collectively known as “EverConnect”, will operate as an integrated business within the Ignite Visibility product set and continue to service its existing customer base. The assets and liabilities of marketing technology solutions are presented as held for sale on our unaudited condensed consolidated balance sheets and their operating results are presented as discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented (see Note 4. Acquisitions and Dispositions).

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
Our business benefits from attractive unit economics. Approximately 97% of our revenue was recurring or re-occurring in both the nine months ended September 30, 2025 and 2024, and we maintained an annualized net revenue retention rate from continuing operations of approximately 97% for both the quarters ended September 30, 2025 and 2024. Our annualized pro forma net revenue retention rate was equal to the annualized net revenue retention rate for the quarters ended September 30, 2025 and 2024, respectively, as the acquisitions and dispositions closed during the prior period were not material to our prior period unaudited condensed consolidated results on a proforma basis. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.
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
Discontinued Operations
In late 2024, the Company began a process to review strategic alternatives for our marketing technology solutions. On March 5, 2025, our Board of Directors (“the Board”), in conjunction with our management committed to a plan to sell the our marketing technology solutions. On October 31, 2025, we completed the sale of our marketing technology solutions business for approximately $45 million in cash, subject to certain closing adjustments, concluding the previously announced strategic review (see Note 20. Subsequent Event in this Quarterly Report on Form 10-Q). We determined that our decision to sell marketing technology solutions was considered a strategic shift that will have a major effect on our operations and financial results and met the criteria for classification as discontinued

operations. As a result, the assets and liabilities of marketing technology solutions are presented as held for sale on our unaudited condensed consolidated balance sheets and their operating results are presented as discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive loss for all periods presented. We measured the assets and liabilities of the marketing technology disposal group at estimated fair value less cost to sell and recognized a gain of $2.1 million during the three months ended September 30, 2025, and a goodwill impairment charge of $6.9 million during the nine months ended September 30, 2025, which are included in loss from discontinued operations, net of income tax, on our unaudited condensed consolidated statements of operations and comprehensive loss.
Sale of Fitness Solutions
On March 13, 2024, we entered into definitive sale and purchase agreements to sell our fitness solutions, comprised of North American Fitness and UK Fitness (“Fitness Solutions”), to Jonas Software (see Note 4. Acquisitions and Dispositions in this Quarterly Report on Form 10-Q). The sale of North American Fitness closed simultaneously with signing and the sale of UK Fitness closed July 1, 2024. The divestiture did not qualify for reporting as a discontinued operation and therefore, its results were included in our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q through the applicable date of sale. During the three and nine months ended September 30, 2024, the Company recognized losses of $0.1 million and $5.0 million, respectively, related to the sale of Fitness Solutions, which are included in loss on held for sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss. Additionally, the Company recognized a $6.4 million goodwill impairment charge during the nine months ended September 30, 2024 representing the allocated goodwill to Fitness Solutions, which is included in loss on held for sale and impairments on our unaudited condensed consolidated statements of operations and comprehensive loss included in this Quarterly Report on Form 10-Q.
Recent Acquisition
On September 15, 2025, we acquired 100% of the interest of Joblyt LLC, dba ZyraTalk (“ZyraTalk”), an AI-powered customer engagement solution that combines virtual assistant capabilities with agentic automation platform, for approximately $36.1 million in cash, not inclusive of an additional $6.5 million of contingent consideration to be paid over the next three years related to post-combination employment services. The acquisition helps to establish EverCommerce as an AI-driven innovator, beginning with near-term application in its Home and Field Services vertical, EverPro, and we plan to extend ZyraTalk into broader opportunities across its other verticals (see Note 4. Acquisitions and Dispositions in this Quarterly Report on Form-10-Q).
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
Our Revenue Growth Rate was 5.3% and 4.6% for the three and nine months ended September 30, 2025, respectively. Total revenues include pre-divestiture revenue from Fitness Solutions, which was divested in 2024 (see Note 4. Acquisitions and Dispositions in this Quarterly Report on Form 10-Q), of $8.1 million, during the nine months ended September 30, 2024. Additionally, total revenues include immaterial post-acquisition revenue from ZyraTalk, which was acquired September 15, 2025 (see Note 4. Acquisitions and Dispositions in this Quarterly Report on Form 10-Q), during the three and nine months ended September 30, 2025. Our Pro Forma Revenue Growth rate was 5.3% and 7.0% for the three and nine months ended September 30, 2025, respectively, reflective of the underlying growth in our business as a result of new customers and providing more solutions to existing customers.
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

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024	$	2025	2024	$
	(in thousands)
Revenue	$147,466	$140,106	$7,360	$437,754	$418,481	$19,273
Cost of revenues (exclusive of depreciation and amortization)	33,475	30,625	2,850	98,058	93,687	4,371
Amortization of developed technology	1,816	2,644	(828)	5,905	8,212	(2,307)
Amortization of capitalized software	2,909	2,463	446	7,768	7,158	610
Depreciation expense allocated to cost of revenues	121	140	(19)	378	502	(124)
Gross profit from continuing operations	109,145	104,234	4,911	325,645	308,922	16,723
Depreciation and amortization	4,846	5,247	(401)	14,051	15,872	(1,821)
Adjusted gross profit from continuing operations	$113,991	$109,481	$4,510	$339,696	$324,794	$14,902
Adjusted EBITDA
Adjusted EBITDA is calculated as net income (loss) adjusted to exclude interest and other expense, net, income tax expense (benefit), depreciation and amortization, other amortization, stock-based compensation, and transaction-related and other non-recurring or unusual costs. Other amortization includes amortization for capitalized contract acquisition costs. Transaction-related costs are specific deal-related costs such as legal fees, financial and tax due diligence, consulting and escrow fees. Other non-recurring or unusual costs are expenses such as impairment charges, (gains) losses from divestitures, system implementation costs including amortization of cloud-based software implementation costs, executive separation costs, severance expense related to planned restructuring activities, and costs associated with integration and transformation improvements. Transaction-related and other non-recurring or unusual costs are excluded as they are not representative of our underlying operating performance. Adjusted EBITDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other U.S. GAAP measures of income (loss).

The following table presents a reconciliation of net loss from continuing operations, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Adjusted EBITDA from continuing operations.

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024	$	2025	2024	$
	(in thousands)
Net income (loss) from continuing operations	$5,804	$(9,115)	$14,919	$12,499	$(27,677)	$40,176
Adjusted to exclude the following:
Interest and other expense, net	8,902	18,332	(9,430)	30,459	33,675	(3,216)
Income tax expense	1,247	938	309	3,002	7,564	(4,562)
Depreciation and amortization	16,763	19,951	(3,188)	50,120	60,756	(10,636)
Other amortization	1,590	1,370	220	4,613	4,002	611
Stock-based compensation expense	6,724	7,950	(1,226)	21,551	19,607	1,944
Transaction-related and other non-recurring or unusual costs	5,423	2,698	2,725	14,111	22,280	(8,169)
Adjusted EBITDA from continuing operations	$46,453	$42,124	$4,329	$136,355	$120,207	$16,148
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
We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the rate of growth of subscription and transaction fees, labor costs, third-party expenses and acquisitions and dispositions. For the three and nine months ended September 30, 2025, revenue from subscription and transaction fees increased 4.3% and 4.3%, respectively, compared to the prior year periods.
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
Loss on Held for Sale and Impairments
Loss on held for sale represents the measurement of a disposal group at the lower of its carrying value or fair value less cost to sell in the period the held for sale criteria are met, and subsequent remeasurement each reporting period the disposal group remains classified as held for sale. Impairments include a goodwill impairment charge representing the allocated goodwill and a loss on disposition from the sale of North American Fitness, representing the difference between the consideration received and the net carrying amount of the assets sold and transaction costs during the three months ended March 31, 2024 (see Note 4. Acquisitions and Dispositions in this Quarterly Report on Form 10-Q). Impairments also include operating lease impairments related to the Company’s decision to cease use of certain leased premises and sublease certain facilities.
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
Comparison of the three and nine months ended September 30, 2025 and 2024

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024	$	2025	2024	$
	(in thousands)
Revenues:
Subscription and transaction fees	$142,184	$136,263	$5,921	$422,804	$405,329	$17,475
Other	5,282	3,843	1,439	14,950	13,152	1,798
Total revenues	147,466	140,106	7,360	437,754	418,481	19,273
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	33,475	30,625	2,850	98,058	93,687	4,371
Sales and marketing (1)	26,526	28,545	(2,019)	85,920	85,068	852
Product development (1)	19,387	19,135	252	58,847	57,669	1,178
General and administrative (1)	35,362	31,625	3,737	98,764	95,978	2,786
Depreciation and amortization	16,763	19,951	(3,188)	50,120	60,756	(10,636)
Loss on held for sale and impairments	—	70	(70)	85	11,761	(11,676)
Total operating expenses	131,513	129,951	1,562	391,794	404,919	(13,125)
Operating income	15,953	10,155	5,798	45,960	13,562	32,398
Interest and other expense, net	(8,902)	(18,332)	9,430	(30,459)	(33,675)	3,216
Net income (loss) from continuing operations before income tax expense	7,051	(8,177)	15,228	15,501	(20,113)	35,614
Income tax expense	(1,247)	(938)	(309)	(3,002)	(7,564)	4,562
Net income (loss) from continuing operations	$5,804	$(9,115)	$14,919	$12,499	(27,677)	$40,176
Income (loss) from discontinued operations, net of income tax	5,312	(41)	5,353	(943)	(1,179)	236
Net income (loss)	$11,116	$(9,156)	$20,272	$11,556	$(28,856)	$40,412
(1)Includes stock-based compensation expense as follows:

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024	$	2025	2024	$
	(in thousands)
Cost of revenues	$101	$100	$1	$318	$297	$21
Sales and marketing	435	291	144	1,148	990	158
Product development	693	458	235	1,806	1,503	303
General and administrative	5,495	7,101	(1,606)	18,279	16,817	1,462
Total stock-based compensation expense	$6,724	$7,950	$(1,226)	$21,551	$19,607	$1,944

Comparison of the three and nine months ended September 30, 2025 and 2024 (percentage of revenue)
The following table provides the key components of operating costs within our results of operations as a percentage of revenue for the three and nine months ended September 30, 2025 compared to the same period in 2024.

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024	%	2025	2024	%

Total Revenues	100.0%	100.0%		100%	100%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	22.7%	21.9%	0.8%	22.4%	22.4%	—%
Sales and marketing	18.0%	20.4%	(2.4)%	19.6%	20.3%	(0.7)%
Product development	13.1%	13.7%	(0.6)%	13.4%	13.8%	(0.4)%
General and administrative	24.0%	22.6%	1.4%	22.6%	22.9%	(0.3)%
Depreciation and amortization	11.4%	14.2%	(2.8)%	11.4%	14.5%	(3.1)%
Loss on held for sale and impairments	—%	—%	—%	—%	2.8%	(2.8)%
Total operating expenses	89.2%	92.8%	(3.6)%	89.5%	96.8%	(7.3)%
While revenue growth remains a key focus, we remain committed to continued expansion of gross margin, net income and Adjusted EBITDA through ongoing transformation initiatives. As a percentage of revenue, the combination of cost of revenue, sales and marketing, product development and general and administrative costs declined from 79.4% for the nine months ended September 30, 2024 as compared to 78.0% for the nine months ended September 30, 2025, an improvement of 140 basis points. A discussion on primary drivers of cost reductions resulting in improved margin follows in the subsequent sections.
Revenues

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024	$	2025	2024	$
	(in thousands)
Revenues:
Subscription and transaction fees	$142,184	$136,263	$5,921	$422,804	$405,329	$17,475
Other	5,282	3,843	1,439	14,950	13,152	1,798
Total revenues	$147,466	$140,106	$7,360	$437,754	$418,481	$19,273
Revenues increased $7.4 million, or 5.3%, and $19.3 million, or 4.6%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. Revenue from subscription and transaction fees increased 4.3% and 4.3% and other revenue increased 37.4% and 13.7% during the three and nine months ended September 30, 2025, respectively, as compared to the prior year periods. The majority of our revenue growth is attributable to the successful delivery of system of action capabilities to our SMBs in our verticals of home services, health and wellness. The subscription and transaction fees revenue increase consists primarily of increases from (a) business management software (b) billing and payment solutions, partially offset by a decrease in (c) revenues associated with our share of rebates from suppliers generated through group purchase programs. Business management software revenues drove a $5.7 million and $15.3 million increase in subscription and transaction fees revenue for the three and nine months ended September 30, 2025, respectively, due to an expansion in take rate and number of customers, and certain price increases across our portfolio. Billing and payment solutions revenues drove an increase of $1.8 million and $3.4 million during the three and nine months ended September 30, 2025, respectively, primarily due to higher transaction volumes processed through our payment platforms, partially offset by lower revenue due to the Fitness Solutions divestiture. Revenues associated with our share of rebates from suppliers generated through group purchasing programs, which is more closely connected to macro-economic impacts than our core business management software, declined by $1.6 million and $1.2 million during the three and nine months ended September 30, 2025, respectively. Subscription and transaction fees revenue also includes pre-divestiture revenue from Fitness Solutions of $8.0 million during the nine months ended September 30, 2024 and immaterial post-acquisition revenue from ZyraTalk for the nine months ended September 30, 2025 (see Note 4. Acquisitions and Dispositions in this Quarterly Report on Form 10-Q). Other revenues increased $1.4 million and $1.8 million during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, primarily driven by higher revenues related to project implementation and customer development services.
Cost of Revenues

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024	$	2025	2024	$
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization presented separately below)	$33,475	$30,625	$2,850	$98,058	$93,687	$4,371
Cost of revenues increased by $2.9 million, or 9.3%, and $4.4 million, or 4.7%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increase for the three-month period was primarily comprised of an additional $1.1 million in communication services expenses, a $0.8 million increase in personnel and compensation expense, a $0.4 million increase in software hosting expenses, $0.2 million increase in application programming interface fees, and $0.2 million increase in campaign mail expense. The increase for the nine-month period was driven primarily by an additional $2.1 million in communication services expenses, $1.0 million in software hosting expenses, $0.7 million in application programming interface fees, $0.6 million in outsourced services, $0.5 million in software and tools, $0.5 million in campaign mail and advertising expenses, $0.3 million in credit card processing fees, and $0.4 million in personnel and compensation expenses, partially offset by a $2.0 million decrease in clearinghouse fees.
Sales and Marketing

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024	$	2025	2024	$
	(dollars in thousands)
Sales and marketing	$26,526	$28,545	$(2,019)	$85,920	$85,068	$852
Sales and marketing expenses decreased by $2.0 million, or 7.1%, and increased $0.9 million, or 1.0%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The decrease for the three-month period was driven primarily by a $1.7 million decrease in advertising expense, a $0.6 million decrease in volume from third-party channels, a $0.3 million decrease in professional fees, and a $0.2 million decrease in software and tools, partially offset by an additional $0.8 million in personnel and compensation expenses. The increase for the nine-month period was driven primarily by an additional $2.7 million in personnel and compensation expenses and $0.9 million in consulting and outsourced services, partially offset by a $1.2 million decrease in volume from third-party channels, $0.9 million reduction in advertising expense, and a $0.5 million decrease in software and tools.
Product Development

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024	$	2025	2024	$
	(dollars in thousands)
Product development	$19,387	$19,135	$252	$58,847	$57,669	$1,178
Product development expenses increased by $0.3 million, or 1.3%, and $1.2 million, or 2.0%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. Product developments expenses were relatively consistent in the three-month period as compared to the prior year period and declined as a percentage of revenue by 50 basis points. The increase in the nine-month period was driven primarily by an additional $2.7 million in outsourced services and $0.8 million in software and tools, partially offset by a $2.3 million reduction in personnel and compensation expenses.
General and Administrative

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023	$	2025	2024	$
	(dollars in thousands)
General and administrative	$35,362	$31,625	$3,737	$98,764	$95,978	$2,786

General and administrative expenses increased by $3.7 million, or 11.8%, and $2.8 million, or 2.9%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increase for the three-month period was driven primarily by an additional $4.7 million in professional and legal fees, $1.4 million in outsourced services, $0.7 million in bad debt expense, and $0.2 million in software and tools. These increases were partially offset by a $2.3 million decrease in personnel and compensation expense and a $1.6 million decrease in stock-based compensation expense. The increase for the nine-month period was driven primarily by an additional $1.8 million in professional and legal fees, $2.5 million in outsourced services, $1.5 million in stock-based compensation expense, $0.9 million in bad debt expense, $0.7 million in software and tools, and $0.6 million in capitalized software abandonment expenses. These increases were partially offset by an additional $4.5 million decrease in personnel and compensation expense, a $1.6 million decrease in insurance expense, and a $0.9 million decrease in facility expense. The increases in professional and legal fees for the three and the nine-month periods is primarily associated with transaction-related activity from acquisition and divestitures during 2025 as well as debt modification costs, while the increase in outsourced services is driven by cost optimization efforts utilizing third-party services enabling the reduction in personnel and compensation expense.
Depreciation and Amortization

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024	$	2025	2024	$
	(dollars in thousands)
Depreciation and amortization	$16,763	$19,951	$(3,188)	$50,120	$60,756	$(10,636)
Depreciation and amortization expenses decreased by $3.2 million, or 16.0%, and $10.6 million, or 17.5%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The decrease for the three and nine-month periods were driven by lower intangible assets’ amortization due to the reduced rate of replacement assets resulting from a reduction in the number of business acquisitions compared to prior periods.
Loss on Held for Sale and Impairments

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024	$	2025	2024	$
	(dollars in thousands)
Loss on held for sale and impairments	$—	$70	$(70)	$85	$11,761	$(11,676)
In March 2024, we entered into definitive sale and purchase agreements to sell our Fitness Solutions (see Note 4. Acquisitions and Dispositions in this Quarterly Report on Form 10-Q). During the nine months ended September 30, 2025, we recorded a $0.1 million working capital adjustment related to the disposal of Fitness Solutions. During the three and nine months ended September 30, 2024, we recognized losses of $0.1 million and $5.0 million, respectively, related to the sale of Fitness Solutions. During the nine months ended September 30, 2024, we recognized a goodwill impairment charge of $6.4 million representing allocated goodwill to Fitness Solutions, and right-of-use lease asset impairment charges of $0.4 million.
Interest and Other Expense, net

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024	$	2025	2024	$
	(dollars in thousands)
Interest and other expense, net	$8,902	$18,332	$(9,430)	$30,459	$33,675	$(3,216)
Interest and other expense, net, decreased by $9.4 million, or 51.4%, and decreased $3.2 million, or 9.6%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, with the changes primarily driven by volatility of interest rates and foreign currency. The decrease for the three-month period was driven primarily by a decrease in unrealized loss on interest rate swaps of $8.1 million and a $2.1 million decrease in interest expense, partially offset by a $0.6 million unfavorable change in unrealized foreign currency gain (loss). The decrease for the nine-month period was driven primarily by a $5.7 million decrease in interest expense, a $0.7 million increase in interest income and a $0.5 million increase in unrealized foreign currency gain, partially offset by an increase in unrealized loss on interest rate swaps of $3.8 million. The decline in interest expense in both the three and nine-month periods is a result of lower variable base interest rates on the Company’s Credit Facilities (as defined below), the amendment to the Term Loan (as defined below) in the fourth quarter 2024 and third quarter 2025 resulting in a reduction in margin and the removal of the credit spread adjustment, and the swap executed in the third quarter 2024 to covert $125.0 million of the floating rate component of our Term Loan to a fixed rate (see Note 11. Long-Term Debt in this Quarterly report on Form 10-Q).
Income Tax Expense

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024	$	2025	2024	$
	(dollars in thousands)
Income tax expense	$(1,247)	$(938)	$(309)	$(3,002)	$(7,564)	$4,562
Income tax expense increased by $0.3 million and decreased by $4.6 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in 2024, with the change driven primarily by an increase in net income from continuing operations before tax and discrete items, including the sale of Fitness Solutions during the nine months ended September 30, 2024.
Income (Loss) from Discontinued Operations, Net of Income Tax

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024	$	2025	2024	$
	(dollars in thousands)
Income (loss) from discontinued operations, net of income tax	$5,312	$(41)	$5,353	$(943)	$(1,179)	$236
Income (loss) from discontinued operations, net of income tax was income of $5.4 million during the three months ended September 30, 2025 compared to an immaterial loss during the three months ended September 30, 2024. Loss from discontinued operations decreased $0.2 million during the nine months ended September 30, 2025, as compared to the same period in 2024. Discontinued operations for all periods presented consists of the operating results of marketing technology solutions. The increase in income from discontinued operations in the three-month period was due primarily to the discontinuation of depreciation and amortization upon classification of assets as held for sale, and a decrease in valuation allowance of $2.1 million to adjust the marketing technology disposal group to estimated fair value less cost to sell. The increase in loss from discontinued operations during the nine-month period was due to an impairment charge of $9.0 million, comprised of a goodwill impairment charge of $6.9 million. We did not have similar expenses during the nine months ended September 30, 2024, (see Note 3. Discontinued Operations in this Quarterly Report on Form 10-Q). This was partially offset by the discontinuation of depreciation and amortization upon classification of assets as held for sale.
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
As of September 30, 2025, we had cash, cash equivalents and restricted cash, including cash and restricted cash classified as held for sale, of $107.3 million, $155.0 million of available borrowing capacity under our Revolver (as defined below) and $528.0 million outstanding under our Term Loan. We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. If needed, additional funds may not be available on terms favorable to us, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part II, Item 1A. “Risk Factors.”

Cash Flows
The following table sets forth cash flow data, inclusive of continuing and discontinued operations, for the periods indicated therein:

	Nine months ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$90,183	$64,750
Net cash used in investing activities	(56,454)	(7,669)
Net cash used in financing activities	(62,342)	(51,341)
Effect of foreign currency exchange rate changes on cash	130	(345)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(28,483)	$5,395
Cash Flow from Operating Activities
Net cash provided by operating activities was $90.2 million for the nine months ended September 30, 2025, compared to $64.8 million for the nine months ended September 30, 2024. Changes in net cash provided by operating activities resulted primarily from cash received from net sales within our subscription and transaction fees and marketing technology solutions. Other drivers of the changes in net cash provided by operating activities include payments for personnel expenses for our employees, costs related to delivering our services and products, partner commissions, advertising and interest on our long-term debt.
The increase in cash provided by operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to lower costs as a result of our transformation and optimization initiatives comprised of lower costs directly related to the delivery of our services and products of $8.7 million, higher cash collections from our subscription and transaction fees, which includes revenues from payment processing, of approximately $7.5 million, lower interest payments of $5.8 million, a reduction in general overhead expenses, including personnel expenses, to support our business of $1.8 million, lower taxes paid of $0.8 million, and higher interest income of $0.8 million.
Cash Flow from Investing Activities
During the nine months ended September 30, 2025, net cash used in investing activities of $56.5 million was related primarily to the acquisition of ZyraTalk, net of cash acquired, for approximately $35.9 million, costs to develop software of $20.9 million, proceeds from the disposition of Fitness Solutions held in escrow of $2.3 million, and $1.9 million for purchases of property and equipment.
During the nine months ended September 30, 2024, net cash used in investing activities of $7.7 million was related primarily to costs to develop software of $13.1 million and $1.2 million for purchases of property and equipment, partially offset by proceeds from the sale of Fitness Solutions, net of transaction costs, cash and restricted cash sold for approximately $6.6 million.
Cash Flow from Financing Activities
During the nine months ended September 30, 2025, net cash used in financing activities of $62.3 million was related primarily to the repurchase and retirement of shares of our common stock of $60.5 million.
During the nine months ended September 30, 2024, net cash used in financing activities of $51.3 million was related primarily to the repurchase and retirement of shares of our common stock of $50.6 million.
For additional information regarding our repurchase and retirement of shares of our common stock, refer to Note 12. Equity in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Credit Facilities
We are party to a credit agreement, as amended, that provides for one term loan for an aggregate principal amount of $529.4 million (the “Term Loan”), a revolver with a capacity of $155.0 million (the “Revolver”) and a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. These debt arrangements are collectively referred to herein as the “Credit Facilities”.
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
On December 13, 2024, the Company entered into an amendment (the “2024 Amendment”) to the Credit Facilities to reduce the applicable margin and remove the credit spread adjustment from the existing Term Loan in their entirety in an aggregate principal amount of $533.5 million. Following the 2024 Amendment, the Term Loan bears interest, at the borrower’s election, at (x) a forward-looking term rate based upon the secured overnight financing rate (“SOFR”) plus an applicable margin of 2.50%, with a minimum forward-looking SOFR rate 0.50% or (y) Alternative Base Rate (“ABR”) plus an applicable margin of 1.50%, with a minimum ABR of 1.50%, in each case, with no step-downs. The credit spread adjustment was removed in connection with the 2024 Amendment. The refinanced Term Loan priced at par and refinanced all of the existing term loans outstanding under the Credit Agreement immediately prior to giving effect to the 2024 Amendment.
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
On July 29, 2025, the Company entered into an amendment to the Credit Facilities (the “2025 Amendment”) to, among other things, refinance the existing Term Loan in an aggregate principal amount of $529.4 million. The 2025 Amendment, among other things, (i) extends the maturity date of the Term Loan to July 6, 2031, and (ii) reduces the applicable margin by 25 basis points with respect to all term loans. The Term Loan bears interest, at the Borrower’s election, at (x) Term SOFR (as defined in the Credit Agreement) plus an applicable margin of 2.25%, with a minimum Term SOFR rate of 0.50% or (y) ABR (as defined in the Credit Agreement) plus an applicable margin of 1.25%, with a minimum Alternate Base Rate of 1.50%, in each case, with no step-downs. The refinanced Term Loan priced at par and refinanced the existing term loan outstanding under the Credit Agreement immediately prior to giving effect to the 2025 Amendment.
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
We have entered into the following interest rate swap agreements in connection with our Credit Facilities to convert a portion of the floating rate component of the Term Loan from a floating rate to fixed rate:

Effective	Expiration	Fixed Interest	Notional	Asset (Liability) Fair Value at
Date	Date	Rate	Amount	September 30, 2025
			(in thousands)	(in thousands)
October 31, 2022	October 31, 2027	4.212%	$200,000	$(3,449)
March 31, 2023	October 31, 2027	3.951%	100,000	(1,195)
September 20, 2024	October 31, 2027	3.395%	125,000	93
The Revolver has a variable commitment fee, which is based on our first lien leverage ratio. We expect the commitment fee to range from 0.25% to 0.375% per annum. We are obligated to pay a fixed fronting fee for letters of credit of 0.125% per annum.

Amounts borrowed under the Revolver may be repaid and re-borrowed through maturity of the Revolver in July 2030. The Term Loan matures in July 2031. The Term Loan may be repaid or prepaid but may not be re-borrowed.
As of September 30, 2025, there was $528.0 million outstanding under our Credit Facilities, all of which was related to the Term Loan as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loan was approximately 6.95% for the three months ended September 30, 2025, excluding the effect of any interest rate swap agreements.
As of September 30, 2025, we were in compliance with the covenants under the Credit Facilities.
Stock Repurchase Program
On June 14, 2022, our Board of Directors approved the stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, May 21, 2024, May 1, 2025, and November 4, 2025 our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date for a total authorization to repurchase up to $300.0 million in shares of the Company’s common stock through December 31, 2026. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board. The Company expects to fund repurchases with existing cash on hand.
The Company repurchased and retired 2.6 million and 5.7 million shares of common stock for approximately $29.1 million and $60.9 million, including transaction fees and taxes, during the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, $22.3 million remained available under the Repurchase Program.
Contractual Obligations
There have been no material changes to our contractual obligations as of September 30, 2025 from those disclosed in our Annual Report on Form 10-K, other than the above changes with respect to our Credit Facilities.
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
Our critical accounting policies are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Changes in Internal Control over Financial Reporting
We continue to work to remediate our material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
During the three months ended September 30, 2025, we repurchased approximately $29.1 million in shares of our common stock under our Repurchase Program, including transaction fees and taxes. The stock repurchase activity under our Repurchase Program during the three months ended September 30, 2025 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
	(in thousands, except per share and share amounts)

July 1, 2025 - July 31, 2025	991,482	$10.95	991,482	$40,262
August 1, 2025 - August 31, 2025	841,815	$10.82	841,815	$31,152
September 1, 2025 - September 30, 2025	765,422	$11.60	765,422	$22,274
(1)On June 14, 2022, our Board approved the Repurchase Program with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, May 21, 2024, May 1, 2025 and November 4, 2025 our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date for a total authorization to repurchase up to $300.0 million in shares of the Company’s common stock through December 31, 2026.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 20, 2025, Matt Feierstein, our President, entered into a Rule 10b5-1 trading arrangement (the “Feierstein 10b5-1 Sales Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 420,000 shares of the Company’s common stock held by Mr. Feierstein, until December 31, 2026 or upon the occurrence of certain events described in the Feierstein 10b5-1 Sales Plan.

During the three months ended September 30, 2025, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

EVERCOMMERCE INC.

Date: November 6, 2025	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Chief Financial Officer
(Principal Financial Officer)