Form 10-K
period 2025-12-31
EverCommerce Inc.
filed 2026-03-12
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.00001 per share, on the Nasdaq Stock Market on such date, was $200.1 million.
The registrant had outstanding 177,566,869 shares of common stock as of March 9, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III.

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
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2025. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
•Our historical growth rates may not be sustainable or indicative of future growth.
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
•We and our third-party providers are exposed to cybersecurity risks and incidents which may result in damage to our brand and reputation, material financial penalties, and legal liability, which could in turn materially adversely affect our business, results of operations, and financial condition.
•Our use of AI technologies may not be beneficial to our business, and may cause the performance of our products, services and business, as well as our reputation and the reputations of our customers, to suffer or cause us to incur liability resulting from the violation of laws or contracts to which we are a party.
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
•We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security and our actual or perceived failure to comply with such obligations could materially harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer and user bases, and thereby decrease our revenue.
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
EverCommerce is a leading provider of integrated, vertically-tailored SaaS solutions for service-based small- and medium-sized businesses (“service SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. As of December 31, 2025, we served more than 745,000 customers across three core verticals: EverPro for Home Services; EverHealth for Health Services; and EverWell for Wellness Services. Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as home improvement contractors and home maintenance technicians, to physician practices and therapists within Health Services, and salon owners within Wellness. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly specialized demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. For the year ended December 31, 2025, we estimate that approximately 93% of our customers contributed less than $2 thousand in revenue and approximately 3% contributed more than $5 thousand in revenue.
On October 31, 2025, we completed the sale of our marketing technology solutions business to Ignite Visibility as part of our previously announced strategic review (see “Note 3. Acquisition and Dispositions” in the Notes to the Consolidated Financial Statements for additional details). Marketing technology solutions qualified as discontinued operations and is presented accordingly in the consolidated financial statements for all periods presented through the applicable date of the sale.
On September 15, 2025, we acquired 100% of the interest of Joblyt LLC, dba ZyraTalk (“ZyraTalk”), an AI-powered customer engagement solution that combines virtual assistant capabilities with an agentic automation platform (see “Note 3. Acquisition and Dispositions” in the Notes to the Consolidated Financial Statements for additional details). The acquisition helps to establish EverCommerce as an AI-driven innovator, beginning with near-term application in its Home Services vertical, EverPro, and we plan to extend ZyraTalk into broader opportunities across our other verticals.
On March 13, 2024, the Company entered into definitive sale and purchase agreements to sell our fitness solutions to Jonas Fitness Portfolio Holdco Inc. (“Jonas Software”) (see “Note 3. Acquisition and Dispositions” in the Notes to the Consolidated Financial Statements for additional details). The sale of American Service Finance LLC., ASF Payment Solutions ULC and Technique Fitness Inc. (collectively, “North American Fitness”), closed simultaneous with signing. The sale of EverCommerce UK, including wholly-owned subsidiaries Fitii UK (MyPTHub and MyPTHub LLC) and ClubWise UK and its wholly-owned subsidiary ClubWise Australia (collectively, “UK Fitness” and together with North American Fitness, “Fitness Solutions”), closed on July 1, 2024.
Small- and medium-sized businesses (“SMBs”) are an important engine for economic growth. Collectively, in 2025 SMBs represented the single largest employer and employee category in the U.S. economy, accounting for 99.9% of businesses in the United States, 46% of the U.S. private workforce and over 44% of U.S. GDP. The services sector is the backbone of the U.S. economy, representing approximately 78% of U.S. GDP and 79% of U.S. employment. Service businesses are the largest segment of the SMB market, employing approximately 60 million people in the U.S. alone.
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
Since inception, we have taken a differentiated approach from other software providers. We recognize that all service SMBs require solutions that enable them to perform three key functions: (i) acquire new customers and generate new business opportunities; (ii) manage and scale business operations; and (iii) improve and expand on customer relationships. However, services SMBs require functionality specific to their vertical market because the workflows vary by vertical. For example, the business management requirements of home services contractors are different than the business management requirements of small physician practices. As a result, we have built a comprehensive platform designed specifically to meet the unique integrated workflow needs of service SMBs. Our integrated solutions include Business Management Software (such as route-based dispatching and medical practice management), Billing & Payment Solutions (such as e-invoicing, mobile payments and integrated payment processing), and Customer Experience

Solutions (such as reputation management and messaging solutions). These solutions help our customers address the challenges posed by legacy solutions by providing software that addresses the complete customer engagement workflow, streamlining front- and back-office processes, driving new sales and retention, enabling deeper performance insights and improving customer experiences with digital, mobile-friendly engagement.
We go to market with suites of solutions that are aligned to our three core verticals. Within each suite, our Business Management Software – the system of action at the center of a service business’ operation –is typically the first solution adopted by a customer. This vertically-tailored point-of-entry provides us with an opportunity to cross-sell adjacent products, previously offered as fragmented and disjointed point solutions by other software providers. This “land and expand” strategy allows us to acquire customers with key foundational solutions, expand into offerings via product development (“build”) and acquisitions (“buy”) that integrate their workflows, fill gaps in the solutions value chain and power the full scope of our customers’ businesses. This results in a self-reinforcing flywheel effect, enabling us to drive more value for our customers and, in turn, fuel our growth by increasing Average Revenue per Unit (“ARPU”), improving customer stickiness and increasing our market share.
Our revenue from continuing operations has grown at a compound annual growth rate (“CAGR”) of 7.1% from 2022 to 2025, and reached $588.9 million for the year ended December 31, 2025, up from $562.2 million for the year ended December 31, 2024, which represents revenue growth of 4.8% from 2024 to 2025. Our net income from continuing operations was $18.2 million for the year ended December 31, 2025 compared to a net loss from continuing operations of $15.2 million for the year ended December 31, 2024. Our Adjusted EBITDA from continuing operations reached $180.5 million for the year ended December 31, 2025, up from $164.4 million for the year ended December 31, 2024. Moreover, our business benefits from attractive unit economics; we estimate the lifetime value of our customers to be approximately six times the cost of acquiring them. For a reconciliation of Adjusted EBITDA to the most directly comparable United States Generally Accepted Accounting Principles (“U.S. GAAP”) financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of this measure, please see Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business and Financial Metrics—Non-GAAP Financial Measures.”
Key trends impacting our industry
Service SMBs are still in the early innings of transforming their businesses for the digital age. While most SMBs are using some digital tools to run their business, we estimate the penetration of fully-integrated, end-to-end software solutions like ours to be in the early innings. However, we believe that small businesses now generally view digitization as critical to long-term success. Similar to other industries that are going through major digital transformations – including education, life sciences, public sector, real estate and banking – we believe a number of trends are contributing to the adoption of modern, vertically-tailored software solutions for service SMBs. EverCommerce is operating at the center of many of these trends, including:
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
•Digital payments. Digital payment processing solution adoption continues to expand within our core SMB customer base. Eight years ago, we estimated that less than 50% of SMBs in the United States had adopted digital payment processing solutions, and instead relied on paper invoices for payment. In the last couple of years, this has increased to nearly 80%, a trend that we expect to continue in the future. Integrated payments (e.g., digital payment acceptance that is embedded into the software that companies use to manage their businesses) have driven operating efficiencies for businesses and have improved payment security and tracking as compared to traditional paper methods.
•Mobile enablement. Due in large part to consumer demand and purchasing habits, a substantial amount of commerce is now conducted via a mobile device, whether through a standalone mobile application or as an integrated, companion application to a broader web-based software. Mobile commerce is estimated to represent approximately 60% of dollars spent online, with growth rapidly outpacing other forms of eCommerce. Within the service economy in particular, home service, wellness and other professionals are often on-the-go, making mobile functionality of paramount importance.
•Artificial Intelligence. The adoption of artificial intelligence (“AI”) is accelerating at an unprecedented rate. It has shifted from emerging technology to an essential tool for SMBs helping support strategic initiatives to fuel growth and drive operational efficiency while delivering a positive customer experience. SMBs are interested in leveraging the power of AI to automate customer tasks and drive additional insight-based actions to stay competitive and drive value for their customers.

The AI landscape for SMBs will continue to shift its focus from simple chat prompts to agentic AI that provide autonomous workflows that can plan, reason and take action with limited supervision.
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
We estimate the total addressable market (“TAM”) for our current solutions was approximately $1.6 trillion globally in 2023, of which approximately $662 billion was in North America, which refers to the United States and Canada. Of the $662 billion, we estimate a $69 billion opportunity in Home Services, a $115 billion opportunity in Health Services, a $22 billion opportunity in Wellness Services and a $456 billion opportunity in other services categories. We believe there is considerable runway for long-term growth given we believe the vast majority of our market opportunity is untapped.
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
•Billing & Payment Solutions: Our Billing & Payment Solutions provide integrated payments, billing and invoicing automation and business intelligence and analytics. Our omni-channel payments capabilities include point-of-sale, eCommerce, online bill payments, recurring billing, electronic invoicing and mobile payments. Supported payment types include credit card, debit card and Automated Clearing House (“ACH”) processing. Based on the monthly average processing volume for the quarter ended December 31, 2025, we estimate that we process annualized total volume of $13.0 billion. We further estimate that, based on our current customers and payment volumes, we have an aggregate annualized payment processing opportunity in excess of $100 billion. Our payments platform also provides a full suite of service commerce features, including customer management as well as cash flow reporting and analytics. These value-add features help SMBs to ensure more timely billing and payments collection and provide improved cash flow visibility.
•Customer Experience Solutions: Our Customer Experience Solutions modernize how businesses engage and interact with customers by leveraging innovative, bespoke customer listening and communication solutions to improve the customer experience and increase retention. Our software provides customer listening capabilities with real-time customer surveying and analysis to allow standalone businesses and multi-location brands to receive Voice of Customer (“VoC”) insights and manage the customer experience lifecycle. These applications include: customer health scoring, customer support systems, real-time alerts, Net Promoter Score (“NPS”)-based customer feedback collection, review generation and automation, reputation management, customer satisfaction surveying and a digital communication suite, among others. Additionally, the recent acquisition of ZyraTalk provides virtual assistant capabilities with an agentic automation platform. ZyraTalk offers production-ready fully autonomous AI agents and field service management systems designed for seamless integration across our Home Services solutions and improving the overall prospect and customer experience. Collectively, these tools help our customers gain actionable insights, increase customer loyalty and repeat purchases and improve customer experiences.
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
•Customer-driven innovation. The insight we gain into our approximately 745,000 customers’ use of our offerings informs our product pipeline, allowing us to constantly refine existing solutions and deliver new solutions that are most valuable to them.
Our growth strategies
We are focused on growing and scaling our business in a rapid, yet sustainable and disciplined fashion. We intend to drive significant growth by executing the following key strategies:
•Attract new customers: We believe that there is a significant opportunity to attract new customers with our current offerings and within the market segments in which we currently operate. We estimate that there are over 35 million service SMBs in North America alone, and 456 million globally. Our current verticals and adjacent markets in the service economy are highly fragmented. By improving the awareness of our brands and solutions, we believe that we can increase penetration and sell our complete value chain of solutions to service SMB customers. Through acquisitions and organic growth of our business, the number of customers on our platform increased from approximately 110,000 at the end of 2018 to approximately 745,000 at the end of 2025.
•Expand ARPU and margin: Today, we serve approximately 745,000 customers, which represent a significant opportunity for growth. As we become more embedded in our customers’ daily business operations, we are better positioned to add value by cross-selling and up-selling adjacent solutions. As we continue to develop, acquire and transform our solutions, we aim to continue adding value to our customers by displacing point-solution competitors and legacy, manual methods with our integrated digital offerings, increasing our ARPU and improving customer experience and retention. A primary focus for ARPU expansion focuses on cross-selling payments solutions to customers in an effort to prioritize margin growth. The acquisition of ZyraTalk helps to establish our position as an AI-driven innovator with many in-production features that are being sold to third-party customers. We plan to add more innovative features and offerings to support our customers, beginning with integration into many EverPro systems of action with additional use cases across our other verticals. These AI capabilities are intended to provide full end-to-end automation, enhancing the value of our products to our customers.
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
In conjunction with the strategies cited above, we also acquire solutions to accelerate our position as a market leader, fill gaps within our vertically tailored solutions, deepen our competitive moats in existing verticals and enter new verticals and geographies. We have an established framework for identification, execution, integration and onboarding of targets. These acquired solutions bring deep industry expertise and vertically-tailored software solutions that provide additional sources of growth. We believe that our methodology, track record and reputation for sourcing, evaluating and integrating acquisitions positions us as an “acquirer-of-choice” for potential targets. We have acquired 54 companies since our inception and will continue to opportunistically look at potential acquisitions, primarily across our core verticals. In addition, from time to time, we evaluate our positioning with respect to our existing verticals and may determine to dispose of offerings that do not align with our growth initiatives. For example, in the years ended December 31, 2025 and 2024, we sold marketing technology solutions and Fitness Solutions, respectively, as described above.
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
HVAC/plumbing, electrical professionals, remodeling and home improvement contractors, window and door replacement specialties, landscaping design services, security and alarm installation and monitoring businesses, pest control

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
As of December 31, 2025, we served approximately 745,000 customers. Of these customers, approximately 68% were based in the United States and approximately 32% were international.
Competition
While we have built a scaled, differentiated platform, we compete in a variety of highly fragmented markets and face competition from a variety of sources:
•Manual processes, basic PC tools, standalone payment terminals and homegrown solutions, utilized by many service SMBs;
•Vertically-specialized competitors, including mobile sales applications and field service management platforms in Home Services, EHR/EMR and practice management platforms in Health Services and scheduling and customer management in Wellness Services; and
•Horizontal competitors, including Salesforce for customer relationship management (“CRM”), Intuit for financial products, and Square for payments.
The principal competitive factors affecting our market include:
•Breadth and depth of vertical solutions;
•Quality of products and features;
•Seamless integration and ease-of-use;

•Customer support capabilities;
•Offerings using generative AI;
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
In addition to providing continuous learning, autonomy and engaging work, we provide a series of competitive benefits, including health insurance for employees and dependents, a 401k match, paid parental leave and flexible time off. We allot over 14,000 hours per year for our employees to volunteer for causes that are important to them. Within the tight-knit culture we have built and sustained, we celebrate our people and their successes with company events, team building activities and other important benefits. We invest in continuous growth and development with training and education and we provide career opportunities for people to continue to stretch their strengths and capabilities. None of our employees are represented by labor unions or covered by collective bargaining agreements.
As of December 31, 2025, we had approximately 1,800 employees operating across five countries, including approximately 1,400 employees located in the United States.

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
•Offshore development team: Our software is primarily developed utilizing both internal and independent firms; including contractors in the United States and internationally to perform some of our product development activities.
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
As of December 31, 2025, we had 115 registered trademarks in the United States (including EverCommerce), three registered trademarks in the EU (including the EverCommerce logo), two registered trademarks in Puerto Rico, four registered trademarks in Canada, 15 registered trademarks in New Zealand, six registered trademarks in Australia and four registered trademarks in the United Kingdom (including the EverCommerce logo); one trademark application in process in the United States and one trademark application in process in Canada; 37 registered copyrights in the United States and one registered copyright in Canada; and seven issued patents in the United States. We also have a portfolio of approximately 3,200 registered domain names for websites that we use in our business or that are registered defensively to protect our brands.
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
Our historical growth rates may not be sustainable or indicative of future growth.
Since our founding, we have generated revenue growth through acquisitions and by driving organic growth of our business. Our revenue has grown at a CAGR of 7.1% from 2022 to 2025, and reached $588.9 million for the year ended December 31, 2025, up from $562.2 million for the year ended December 31, 2024, which represents revenue growth of 4.8% from 2024 to 2025. Our historical rate of growth may not be sustainable or indicative of our future rate of growth. For example, while acquisitions have significantly contributed to our growth to date, we may make fewer or no acquisitions in the future. We believe that our continued growth in revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section and the extent to which our various offerings grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our base of customers may not continue to grow or may decline due to a variety of possible risks, including changes in macroeconomic conditions, such as inflation, interest rates and tariffs, increased competition, changes in the regulatory landscape and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins would have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.
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
We have incurred significant operating losses since our inception. Our net income from continuing operations was $18.2 million and a net loss from continuing operations of $15.2 million for the years ended December 31, 2025 and 2024, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with or clients and partners, develop new solutions and comply with requirements of being a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we are unable to effectively manage the risks and difficulties of investing to grow our business, building relationships and developing new solutions as we encounter them, our business, financial condition and results of operations may suffer.
We may continue to experience significant quarterly and annual fluctuations in our operating results due to a number of factors, which makes our future operating results difficult to predict.
Historically, we have experienced fluctuations in period-to-period operating results, with stronger results and higher revenue in the second and third quarters of the year, and our quarterly and annual operating results may continue to fluctuate significantly due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results may not be a predictor of our future performance.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, acquire complementary businesses and technologies, respond to business challenges or opportunities, develop new solutions and services and enhance our existing solutions and services and operating infrastructure. Our net cash provided by operating activities was $111.5 million in 2025 and $113.2 million in 2024. We had cash and cash equivalents of $129.7 million and no restricted cash as of December 31, 2025.
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
Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. Additional financing may not be available on terms favorable to us, or at all. If we raise additional funds through further issuances of equity or convertible securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our ordinary shares. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition and results of operations. Further, we maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
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
The market for our solutions and services is highly competitive and subject to rapidly changing technology, shifting customer needs and frequent introductions of new products and services. As our platform is utilized across industries, we compete in a variety of highly fragmented markets and face competition from a variety of sources, including manual processes, basic PC tools, homegrown solutions, as well as from vertically-specialized and horizontal competitors. Vertically-specialized competitors include mobile sales applications and field service management platforms in Home Services, EHR / EMR and practice management platforms in Health Services and scheduling and management in Wellness Services. Horizontal competitors include Salesforce for CRM, Intuit for financial products, and Square for payments.
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
Payment-related transactions comprised approximately 20% of our revenue in 2025. The electronic payments market is subject to constant and significant changes. This market is characterized by rapid technological evolution, new product and service introductions, evolving industry standards, changing client needs and the entrance of non-traditional competitors, including products and services that enable card networks and banks to transact with consumers directly. To remain competitive, we continually pursue initiatives to develop new solutions and services to compete with these new market entrants. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of client acceptance. In addition, new solutions and offerings may not perform as intended or generate the business or revenue growth expected. Any delay in the delivery of new solutions and services or the failure to differentiate our solutions and services or to accurately predict and address market demand could render our solutions and services less desirable, or even obsolete, to our clients and to our distribution partners. Furthermore, even though the market for integrated payment processing solutions and services is evolving, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new solutions and services targeted at this market. Any of the foregoing could have a material and adverse effect on our operating results and financial condition.
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
We and our third-party providers are exposed to cybersecurity risks and incidents which may result in damage to our brand and reputation, material financial penalties, and legal liability, which could in turn materially adversely affect our business, results of operations, and financial condition.
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including information about individuals such as payment card information, as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”).
Our IT Systems, Confidential Information, products and services have been and will continue to be targets of cyber-attacks aimed at sabotage, disruption and/or compromise. Threats come from diverse sources, including criminal hackers, hacktivists, state-sponsored groups, industrial espionage actors and insiders. These actors leverage numerous tactics, such as cyber-extortion, ransomware, social engineering (e.g., phishing), the introduction of computer viruses or other malware and even the physical intrusion and/or destruction of IT and infrastructure assets.
The techniques used to gain unauthorized, improper, or illegal access to systems and information (including personal data), disable or degrade services, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated. These techniques are difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools, such as artificial intelligence (“AI”), that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. In addition, we identify and track known security vulnerabilities in our (and third-party) software and services that are deployed in our business, and we cannot guarantee that patches or other measures will be comprehensively applied before such vulnerabilities can be exploited by a threat actor. Because certain of our products are integrated with our customers’ systems, the circumvention or failure of our protective measures could compromise the confidentiality, integrity, and availability of our customers’ own systems and/or information. In addition, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT systems and Confidential Information.

We have experienced cyber-attacks and other security incidents involving access to IT Systems and Confidential Information, and will continue to experience such attacks and incidents to varying degrees. To date, no attacks or incidents either individually or in the aggregate has materially impacted our operations, financial condition or business. Although we and our service providers deploy security measures in relation to our IT Systems and Confidential Information, no measures can guarantee protection against all cyber-attacks and security incidents. A serious breach of our IT Systems, Confidential Information, or a third-party system upon which we rely may subject us to material losses or liability, including, for example, as a result of the following: payment network fines; assessments and claims for unauthorized purchases with misappropriated credit, debit or card information; impersonation or other similar fraud claims; regulatory investigations, fines and penalties; litigation (including class action) costs, damages and injunctive relief; significant harm to our brand and reputation; loss of existing clients and potential clients from using electronic payments generally and our solutions and services specifically, thus reducing our revenue; costs to correct any breaches or failures; and significant uninsured liabilities and costs.
Although we generally require that our agreements with our distribution partners and service providers who have access to our IT Systems and/or Confidential Information include confidentiality obligations that restrict these parties from using such access or disclosing such information except as necessary to perform their services under the applicable agreements, there can be no assurance that these contractual measures will prevent the unauthorized use or disclosure of Confidential Information, nor can we be sure that such third parties would be willing or able to satisfy liabilities arising from their breach of these agreements. Any failure by such third parties to adequately take these protective measures could result in protracted or costly litigation.
In addition, our agreements with our bank sponsors (as well as payment network requirements) require us to take certain protective measures to ensure the confidentiality of Confidential Information. Any failure to adequately comply with these protective measures could result in fees, penalties, litigation or termination of our bank sponsor agreements, and/or registration with the payment card networks.
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
Additionally, we are responsible both for our own business and to a significant degree for acts and omissions by certain of our distribution partners and third-party vendors under the rules and regulations established by the payment networks, such as Visa, MasterCard, Discover and American Express and the debit networks. We and other third parties collect, process, store and transmit Confidential Information, including financial and payment card information, and we have ultimate liability to the payment networks and member financial institutions that register us with the payment networks for our failure, or the failure of certain distribution partners and third parties with whom we contract, to protect this Confidential Information, in accordance with payment network requirements. Additionally, certain of our software and technology-enabled services are intended for use in collecting, storing and displaying clinical and health care-related information used in the diagnosis and treatment of patients and in related health care settings such as registration, scheduling and billing. The loss, destruction or unauthorized modification of Confidential Information could result in significant fines, sanctions and proceedings or actions against us by the payment networks, payment processors, sponsor banks, governmental bodies, our customers, our clients’ customers or others, which could have a material adverse effect on our business, financial condition and results of operations. Any such sanction, fine, proceeding or action could result in significant damage to our reputation or the reputation of our customers, negatively impact our ability to attract or retain customers, force us to incur significant expenses in defense of these proceedings, disrupt our operations, distract our management, increase our costs of doing business and may result in the imposition of monetary liability. A significant cybersecurity breach could also result in payment networks prohibiting us from processing transactions on their networks or the loss of our financial institution sponsorship that facilitates our participation in the payment networks, either of which could materially impede our ability to conduct business.
Moreover, we rely on third parties, such as Worldpay, PayPal and other payment processing partners, for specific services, software and hardware used in providing our solutions and services. Some of these organizations and service providers are our competitors or provide similar services and technology to our competitors, and we may not have long-term contracts with them. If these contracts are canceled or we are unable to renew them on commercially reasonable terms, or at all, our business, financial condition and results of operation could be adversely impacted. The termination by our service or technology providers of their agreements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with our clients and, if we cannot find alternate providers quickly, may cause those clients to terminate their processing agreements with us.

Our use of AI technologies may not be beneficial to our business, and may cause the performance of our products, services and business, as well as our reputation and the reputations of our customers, to suffer or cause us to incur liability resulting from the violation of laws or contracts to which we are a party.
We are developing and/or implementing artificial intelligence, machine learning, and automated decision-making technologies (collectively, “AI Technologies”) throughout our business, and are making significant investments in this area.
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
In particular, if the models underlying the AI Technologies we use are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
With respect to our products or services that incorporate AI Technology, the market for such products and services is rapidly evolving and unproven in many industries, including our own, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance of products and services that incorporate AI Technology is uncertain. Our failure to successfully develop and commercialize our products or services involving AI Technologies could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our product offerings; continue our operations and efficiently manage our operating expenses; and compete effectively in the marketplace.
We use AI Technologies licensed from third parties in our technologies and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any AI Technologies are used as a hosted service, the service may be subject to disruption, outage, or loss of information. Moreover, our own and third-party AI Technologies may have bugs or errors, which could also lead to disruption, outage, or loss of information, unexpected, unreliable or unsatisfactory results, or degradation of our customers’ user experience with our services. In relation to third-party technologies, we may have limited ability to fix any bugs or errors ourselves, and we may not be able to rely on the corresponding providers or others to fix bug and errors in a timely manner or at all. Any of the foregoing could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the AI Technology, software, or infrastructure provider.
The regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
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
We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The carrying value of goodwill is evaluated for impairment at least annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of our reporting unit has and may in the future result in an impairment of goodwill or intangible assets and, in turn, a charge to net income (loss). These charges in the years ended December 31, 2025 and 2024 have adversely impacted and any future charges may have a material adverse effect on our results of operations and financial condition.
During the fourth quarter 2024, in conjunction with our review of strategic alternatives for our marketing technology solutions, and as a result of lower than expected financial performance and future forecasted growth rates we determined that the estimated fair value of our marketing technology solutions reporting unit was insufficient to recover the net carrying value of the reporting unit resulting in an impairment of goodwill of approximately $28.1 million. Additionally, during the year ended December 31, 2025, we recognized a goodwill impairment charge of $6.9 million, related to the sale of marketing technology solutions. In connection with the definitive sale and purchase agreements to sell our Fitness Solutions, we tested the goodwill balance for impairment as of March 31, 2024. During the year ended December 31, 2024, we recognized $6.4 million of goodwill impairment charges representing the allocated goodwill to Fitness Solutions.
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
Our information technology systems and operations or those of our third-party technology vendors could be exposed to damage or interruption from, among other things, fire, extreme weather events (including floods, storms, droughts and extreme temperatures) and other natural disasters, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency and similar events. Certain of these events may become more frequent or severe as a result of climate change or other environmental or social pressures, which may also result in chronic changes (e.g. in meteorological or hydrological patterns) which may have similar effects. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur, and the cost and availability of such insurance may be adversely impacted to the extent events become more frequent or severe. While we and the third parties upon whom we rely have certain backup systems in place for certain aspects of our respective frameworks, none of our frameworks are fully redundant and disaster recovery planning is not sufficient for all eventualities, particularly given some of the uncertainties associated with longer term projections, including those associated with climate change. Defects in our information technology systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in:
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
Conversely, pandemics, epidemics and outbreaks may significantly and temporarily increase demand in certain industries and markets in which we operate. For example, COVID-19 generally increased demand for, and utilization of, telehealth services, and increased demand from customers shifting to technology-focused, digital-first business models. While such increases helped to offset the decline of business and demand in other industries, there can be no assurance that these levels of interest, demand and use will be similar in any future public health crisis. Federal and state budget shortfalls as a result of a public health crisis could lead to potential reductions in funding for Medicare and Medicaid. Further reductions in reimbursements from Medicare and Medicaid could lead to our Health Services customers postponing expenditures on information technology and related services.
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
General inflation, including wage inflation, increases in interest rates, currency volatility as well as monetary, fiscal and policy interventions by national or regional governments in anticipation of or reaction to such events could have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our solutions and services or the levels of cash we maintain for working capital. The policies of the United States presidential administration may result in economic volatility or other consequences that adversely impact SMBs or consumer spending and consequently negatively impact our business and results of operations.
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
Since April 2017, we have consummated 54 acquisitions and have generated significant growth through acquisitions. Although we expect to continue to acquire companies and other assets in the future, such acquisitions pose a number of challenges and risks, including the following:
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
In addition, we may pursue dispositions and other strategic transactions, which could be material. For example, we completed the sale of our Marketing Technology Solutions in the fourth quarter of 2025. Dispositions and other strategic transactions may not have the anticipated impact on our business, may negatively impact revenues and may make it difficult to generate cash flows to meet our cash requirements.
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
As of December 31, 2025, we had cash, cash equivalents and restricted cash of $129.7 million, $155.0 million of available borrowing capacity under our Revolver (as defined in Part II. Item 7. “Management’s Discussion and Analysis of Results of Operation and Financial Condition - Liquidity and Capital Resources”) and $526.6 million outstanding under our Credit Facilities (as defined in Part II. Item 7. “Management’s Discussion and Analysis of Results of Operation and Financial Condition - Liquidity and Capital Resources”). To service this debt and any additional debt we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, including acquisition activity, as well as general economic, financial, competitive, regulatory and other factors beyond our control. There can be no assurance that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our debt and fund our other liquidity needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our debt instead of funding working capital, capital expenditures, acquisition activity or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less debt. There can be no assurance that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
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
This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date (i) we are either an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, and (ii) we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are also required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
We identified a material weakness in our internal control over financial reporting as of December 31, 2023 that has not been remediated as of December 31, 2025, as described in Part II, Item 9A. The material weakness identified in this Annual Report on Form 10-K relates to the lack of properly designed controls over certain of our order to cash revenue accounting processes. Specifically, adequate controls are not in place primarily as a result of (a) the lack of full system integration for certain of our order to cash systems and (b) control deficiencies within the manual controls designed to mitigate that risk. We have also previously identified a material weakness over internal control over financial reporting in the past.
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
While we may, from time to time, engage in certain voluntary initiatives (which may include disclosures, policies, and targets, among others) to improve the ESG profile of our operations and/or products or respond to stakeholder considerations, such initiatives may be costly and may not have the desired effect. For example, identification, assessment, management, and disclosure of such matters is complex and can require substantial discretion. As with other companies, our approach to ESG practices and disclosures is likely to evolve, and we cannot guarantee that our approach will align with the preferences or interpretations of any particular stakeholder. Expectations around companies’ management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control.
Various stakeholders have different, and at times conflicting, expectations regarding such matters. For example, various policymakers, such as the European Union and State of California, have adopted (or are considering adopting) requirements for companies to provide significantly expanded disclosures on, or take other actions regarding climate and/or other ESG topics. These requirements are not uniform across jurisdictions, and may be inconsistently applied, which can increase the complexity and cost of compliance, and increase the risk of enforcement or litigation relating to our ESG disclosures and initiatives. Moreover, some investors, financial institutions and customers use ESG or sustainability considerations (including scores or benchmarks) to inform their decision-making. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts relating to certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. Failure to successfully navigate such evolving expectations (including any new legal requirements or evolving expectations of existing laws) may result in reputational harm, employee disengagement, loss of customers or business partners, regulatory or investor engagement, or other adverse impacts to our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Such ESG matters may also impact our suppliers, customers, capital providers, and other stakeholders, which may compound or cause new impacts on our business, financial condition, or results of operations.
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
Our use of AI Technologies could adversely affect our ability to obtain intellectual property protection in our solutions.
We use generative AI tools provided by third parties to develop and assist in the development of our own software code. While use of these tools makes our development processes more efficient, generative AI tools have sometimes generated content that is similar to proprietary or open source code on which the tools were trained. We could be subject to intellectual property infringement claims if the generative AI tools we use generate source code that is too similar to other proprietary code, or to software-implemented processes that are patent protected. We may also not be able to anticipate and detect security vulnerabilities in AI generated source code. If our tools generate code that is too similar to open source software code, we risk losing intellectual property protection of our own proprietary code that is commingled with the generated code. Courts in the United States have denied copyright protection for content generated by AI Technologies, and denied patent protection for inventions created solely by AI Technologies. The law is unfavorable or uncertain in many jurisdictions as to whether content that is generated in whole or in part by AI tools is patentable or subject to copyright protection. If we fail to obtain intellectual property protection in our solutions, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation and financial condition.

Risks Related to Regulation
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security and our actual or perceived failure to comply with such obligations could materially harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer and user bases, and thereby decrease our revenue.
In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”). Our handling of Personal Information is subject to a variety of laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission (the “FTC”), and various state, local and foreign agencies. We collect Personal Information and other data from our customers and the end-customers they serve and use this Personal Information for various purposes, including to provide services to such customers and end-customers, as well as to support, expand and improve our business.
U.S. (including U.S. state) and foreign governments have adopted laws and regulations on the collection, distribution, use and storage of Personal Information of individuals. At the state level, lawmakers continue to enact new laws concerning privacy and data security. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the Personal Information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their Personal Information; (ii) receive and respond to requests from California residents to access, delete, and correct their Personal Information, or to opt out of certain disclosures of their Personal Information; and (iii) enter into specific contractual provisions with service providers that process California resident Personal Information on the business’s behalf.
Similar laws have been enacted in other states, and are continuing to be proposed at the state and federal level. Recent and new state and federal legislation relating to privacy may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Additionally, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or other practices.
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
Furthermore, the FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. The FTC has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of Personal Information, fail to implement policies to protect Personal Information or engage in other unfair practices that harm customers. For example, according to the FTC, failing to take appropriate steps to keep consumers’ Personal Information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of Personal Information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
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
Among other requirements, the GDPR regulates transfers of Personal Information subject to the GDPR to third countries that have not been found to provide adequate protection to such Personal Information, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate Personal Information transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international Personal Information transfers to continue. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.
Privacy, security and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, or restrict our use or storage of Personal Information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations. The interpretations and measures conducted by us in our efforts to comply with the applicable data protection laws may have been or may prove to be insufficient or incorrect. If our privacy or data security measures or practices fail to comply with current or future laws and regulations, we may be subject to claims (including class action litigation), legal proceedings or other actions by individuals or governmental authorities based on privacy or data protection regulations and our commitments to customers and users, as well as negative publicity and a potential loss of business. As we continue to expand into other foreign countries and jurisdictions, we may also be subject to additional laws and regulations that may affect how we conduct business. Moreover, if future laws and regulations limit our customers and users’ ability to use and share Personal Information or our ability to store, process and share Personal Information, demand for our solutions could decrease, our costs could increase, and our business, results of operations and financial condition could be harmed.
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
Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies continue to enter into force in the United States and the EU. In the United States, the Trump administration has rescinded an executive order relating to the safe and secure development of AI Technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI technologies has also been enacted at the state level. For example, California enacted new laws in 2025 that regulate use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to address issues relating to companion chatbots, algorithmic pricing, and deepfakes and to disclose certain uses of generative AI and the California Privacy Protection Agency recently finalized regulations under the California Consumer Privacy Act regarding the use of automated decision making, which may apply to the AI technologies that we use. Other states have also passed AI focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop, use, and commercialize AI technologies in the future.
In Europe, on May 21, 2024, the European Union legislators approved the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements of the EU AI Act will come into force in August 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and, depending on the AI use case, includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the EU. The EU AI Act, as well as developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.
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
The parties to our sponsor stockholders agreement own approximately 85.7% of our common stock. We have agreed to nominate to our board of directors individuals designated by Providence Strategic Growth and Silver Lake in accordance with the sponsor stockholders agreement. Providence Strategic Growth and Silver Lake each retain the right to designate directors for so long as they beneficially own at least 5% of the aggregate number of shares of common stock outstanding. In addition, for so long as Providence Strategic Growth and Silver Lake collectively beneficially own at least 30% of the aggregate number of shares of common stock outstanding, certain actions by us or any of our subsidiaries require the prior written consent of each of Providence Strategic Growth and Silver Lake so long as such stockholder is entitled to designate at least two (2) directors for nomination to our board of directors. The actions that require prior written consent include: (i) change in control transactions, (ii) acquiring or disposing of assets or any business enterprise or division thereof for consideration in excess of $500.0 million in any single transaction or series of transactions, (iii) increasing or decreasing the size of our board of directors, (iv) terminating the employment of our chief executive officer or hiring a new chief executive officer, (v) initiating any liquidation, dissolution, bankruptcy or other insolvency proceeding involving us or any of our significant subsidiaries and (vi) any transfer, issue, issuance, sale or disposition of any shares of common stock, other equity securities, equity-linked securities or securities that are convertible into equity securities of us or our subsidiaries to any person or entity that is a non-strategic financial investor in a private placement transaction or series of transactions.
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
The parties to our stockholders agreements collectively own approximately 90.1% of our outstanding shares of common stock. In addition to the limitations on the sale and transfer of shares of common stock held by such stockholders as set forth in the stockholders agreements, subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act, for so long as such parties are deemed to be our affiliates, unless the shares to be sold are registered with the SEC. These stockholders are entitled to rights with respect to the registration of their shares. We are unable to predict with certainty whether or when such parties will sell a substantial number of shares of our common stock. The sale by the parties to our stockholders agreements of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
We have filed registration statements on Form S-8 registering under the Securities Act the shares of our common stock reserved for issuance under our incentive plans. If equity securities granted under our incentive plans are sold or it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially. These sales also could impede our ability to raise future capital.

We are a “controlled company” under the corporate governance rules of The Nasdaq Stock Market and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
Certain affiliates of Providence Strategic Growth and Silver Lake own approximately 85.7% of our common stock and are parties, among others, to the sponsor stockholders agreement. The parties to the sponsor stockholders agreement have agreed to vote, or cause to vote, all of their outstanding shares of our common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the director nominees designated by each party. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the rules of The Nasdaq Stock Market (“Nasdaq”). Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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
•our board of directors has the authority to issue shares of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders (other than the parties to our stockholders’ agreements for nominations made pursuant to the terms of the stockholders’ agreements) to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Pursuant to our amended and restated certificate of incorporation, we renounce, to the fullest extent permitted by law and in accordance with Section 122(17) of the Delaware General Corporation Law, all interest and expectancy that we otherwise would be entitled to have in, and all rights to be offered an opportunity to participate in, any opportunity that may be presented to Providence Strategic Growth, Silver Lake or their affiliates (other than us and our subsidiaries), and any of their respective principals, members, directors, partners, stockholders, officers, employees or other representatives (other than any such person who is also our employee or an employee of our subsidiaries), or any director or stockholder who is not employed by us or our subsidiaries. Providence Strategic Growth and Silver Lake or their affiliates and any director or stockholder who is not employed by us or our subsidiaries, therefore, have no duty to communicate or present corporate opportunities to us, and have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries. As a result, certain of our stockholders, directors and their respective affiliates are not prohibited from operating or investing in competing businesses. We, therefore, may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results and financial condition.
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
We maintain operations outside of the United States, including in Canada, the UK, Australia and New Zealand, which we may expand in the future. Conducting and expanding international operations subjects us to new risks that we have not generally faced in the United States. These include:
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
We utilize and may in the future increase our utilization of independent contractors in a number of jurisdictions in which we operate, including India, Russia, and Ukraine. We currently depend on these independent contractors for certain software development activities. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain development quality, control, or effective management with respect to these business operations. In addition, poor relations between the United States and Russia, sanctions by the United States and the EU against Russia, ongoing conflict in Ukraine and Israel or the spreading or escalation of political tensions or economic instability in surrounding areas could have an adverse impact on our third-

party software development in Russia and Ukraine. In particular, increased tensions between the United States and other countries, could increase the threat of armed conflict, cyberwarfare and economic instability that could disrupt or delay the operations of our resources in other countries including Russia and Ukraine, disrupt or delay our communications with such resources or the flow of funds to support their operations, or otherwise render our resources unavailable.
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
We do not conduct significant business operations of our own. As a result, we are largely dependent upon cash distributions and other transfers from our subsidiaries to meet our obligations and to make future dividend payments, if any. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future; however, the agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” in this Annual Report on Form 10-K. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could impair their ability to make distributions to us.
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
Our cybersecurity risk management program incorporates methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•vendor and system security risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
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
The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on relevant cybersecurity topics from our Chief Information Security Officer (“CISO”) and internal security staff.
Our CISO is primarily responsible for assessing and managing, and mitigating cyber risk and security threats. The Security team has primary responsibility for our overall cybersecurity risk management program and supervises both internal cybersecurity personnel and external cybersecurity consultants and contractors. The Security team members have diverse experience in security strategy, architecture, and operations. Additionally, the CISO has more than 30 years’ experience leading transformative security and technology. The CISO has earned the following certifications: Certified Information Systems Manager, Department of Homeland Security, Certified Incident Command, Certified Technical Emergency Response Training, Certified Incident Response. Our Director, Information Security leads the penetration testing team and holds Offensive Security Certified Professional, Certified Ethical Hacker, Offensive Security Wireless Professional, and Certified Red Team Operator certifications.
Our Security Operations team, in coordination with our legal and compliance teams, supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment. Our Security Operations team meets monthly with key executives and management to provide updates regarding the Company’s cybersecurity efforts. For more information, see the section titled “Risk Factor— We and our third-party providers are exposed to cybersecurity risks and incidents which may result in damage to our brand and reputation, material financial penalties, and legal liability, which could in turn materially adversely affect our business, results of operations, and financial condition.”
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
We also lease 13 additional office locations throughout the United States, and two offices in Canada, several of which include office spaces that are subleased to third parties. We do not own any real property.
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
Holders
As of March 9, 2026, there were 52 registered holders of record of our common stock.
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
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
During the quarter ended December 31, 2025, we repurchased $24.8 million in shares of our common stock under our stock repurchase program, including transaction fees and taxes. The stock repurchase activity under our stock repurchase program during the quarter ended December 31, 2025 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except per share and share amounts)

October 1, 2025 - October 31, 2025	686,003	$11.20	686,003	$64,590
November 1, 2025 - November 30, 2025	924,426	$8.95	924,426	$56,321
December 1, 2025 - December 31, 2025	872,282	$9.91	872,282	$47,679
Total	2,482,711		2,482,711
(1)On June 14, 2022, our Board approved a stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, May 21, 2024, May 1, 2025 and November 4, 2025 our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date for a total authorization to repurchase up to $300.0 million in shares of the Company’s common stock, and most recently, extended the expiration of the Repurchase Program through December 31, 2026.
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

The following graph and related information shows a comparison of the cumulative total return for our common stock, Nasdaq Composite Index and Nasdaq US Small Cap Software Index between July 1, 2021 (the date our common stock commenced trading on the Nasdaq) through December 31, 2025. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	7/1/21	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25

EverCommerce Common Stock	$100.00	$89.49	$42.27	$62.67	$62.56	$68.81
Nasdaq Composite Index	$100.00	$107.73	$72.07	$103.37	$132.97	$160.04
Nasdaq US Small Cap Software Index	$100.00	$93.88	$57.85	$84.36	$105.33	$90.35
Recent Sales of Unregistered Securities
The Company did not sell any equity securities during the year ended December 31, 2025 that were not registered under the Securities Act.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to "EverCommerce Inc.," the “Company,” “we,” “us” and “our” refer to EverCommerce Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise noted, disclosures within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relate solely to the Company’s continuing operations, which excludes marketing technology solutions.
Overview
EverCommerce is a leading provider of integrated, vertically-tailored software-as-a-service (“SaaS”) solutions for service-based small- and medium-sized businesses (“service SMBs”). Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. As of December 31, 2025, we served more than 745,000 customers across three core verticals: EverPro for Home Services; EverHealth for Health Services; and EverWell for Wellness Services. Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as home improvement contractors and home maintenance technicians, to physician practices and therapists within Health Services, to salon owners within Wellness. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly specialized demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences.
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
•Business Management Software: Our vertically-tailored Business Management Software is the system of action at the center of a service business’s operation, and is typically the point-of-entry and first solution adopted by a customer. Our software, designed to meet the day-to-day workflow needs of businesses in specific vertical end markets, streamlines front and back-office processes and provides polished customer-facing experiences. Using these offerings, service SMBs can deliver their services, streamline operations and focus on growing their customer base.
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
•Customer Experience Solutions: Our Customer Experience Solutions modernize how businesses engage and interact with customers by leveraging innovative, bespoke customer listening and communication solutions to improve the customer experience and increase retention. Our software provides customer listening capabilities with real-time customer surveying and analysis to allow standalone businesses and multi-location brands to receive VoC insights and manage the customer experience lifecycle. These applications include: customer health scoring, customer support systems, real-time alerts, NPS-based customer feedback collection, review generation and automation, reputation management, customer satisfaction surveying and a digital communication suite, among others. Additionally, the recent acquisition of ZyraTalk (as defined below) provides virtual assistant capabilities with an agentic automation platform. ZyraTalk offers production-ready fully autonomous AI agents and field service management systems designed for seamless integration across our Home Services solutions and improving the overall prospect and customer experience. Collectively, these tools help our customers gain actionable insights, increase customer loyalty and repeat purchases and improve customer experiences.
We go to market with suites of solutions that are aligned to our three core verticals. Within each suite, our Business Management Software – the system of action at the center of a service business’ operation – is typically the first solution adopted by a customer. This vertically-tailored point-of-entry provides us with an opportunity to cross-sell adjacent products, previously offered as fragmented and disjointed point solutions by other software providers. This “land and expand” strategy allows us to acquire customers with key foundational solutions and expand into offerings via product development and acquisitions that cover all workflows and power the full scope of our customers’ businesses. This results in a self-reinforcing flywheel effect, enabling us to drive value for our customers and, in turn, fuel growth, improve customer stickiness, and increase our market share.

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
•Subscription and Transaction Fees revenue includes: (i) recurring monthly, quarterly and annual SaaS subscriptions and software license and maintenance fees from the sale of our Business Management and Customer Engagement solutions; (ii) Billing and Payment solutions - payment processing fees based on the transaction volumes processed through our integrated payment solutions and processing fees based on transaction volumes for our revenue cycle management, chronic care management and health insurance clearinghouse solutions; and (iii) membership subscriptions and our share of rebates from suppliers generated though group purchasing programs.
•Other revenue includes: (i) consulting, implementation, training and other professional services; (ii) website development; (iii) revenue from various business development partnerships; (iv) event income; and (v) hardware sales related to our business management or payment software solutions.
Our business benefits from attractive unit economics. Approximately 96%, 97% and 96% of our revenue was recurring or re-occurring in the years ended December 31, 2025, 2024 and 2023, respectively, and we maintained an annualized net revenue retention rate of approximately 96%, 91% and 93% for the quarters ended December 31, 2025, 2024 and 2023, respectively. Our annualized pro forma net revenue retention rate was equal to the annualized net revenue retention rate for all periods presented. Excluding marketing technology solutions, our annualized net revenue retention rate for our core software and payments solutions was approximately 96% and 98% for the quarters ended December 31, 2024 and 2023, respectively. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.
We calculate our annualized net revenue retention rate based on the average of the annualized net revenue retention rate calculated for each month during the twelve-month period as of the most recent quarter end. Our calculation of net revenue retention rate for any fiscal period includes the positive recurring and re-occurring revenue impacts of selling new solutions to existing customers and the negative impacts of contraction and attrition among this set of customers. The annualized net revenue retention rate for a particular month is calculated as the recurring or re-occurring revenue gained/lost from existing customers, less the recurring or re-occurring revenue lost from cancelled customers as a percentage of total recurring or re-occurring revenue during the corresponding month of the prior year. For existing customers, we consider customers that existed 11 or more months prior to the current month and that do not have an end date (i.e., cancelled relationship) on or after the first day of the current month. For example, the recurring or re-occurring revenue gained/lost from existing customers in November 2025 is the difference between the recurring or re-occurring revenue generated in November 2025 and the same such revenue generated in November 2024, for customers with a start date prior to December 1, 2024 and no end date or cancelled relationship on or after November 1, 2025. For cancelled customers, we examine customers that cancelled their relationships on or after the first day of the month that is 12 months prior to the current month and before the first day of the current month. For example, the recurring or reoccurring revenue lost from cancelled customers in November 2025 is the difference between the recurring or re-occurring revenue generated in November 2025 and the same such revenue generated in November 2024, for customers that cancelled on or after November 1, 2024 and before November 1, 2025. The annualized pro forma net revenue retention is calculated as the annualized net revenue retention rate adjusted as though acquisitions and dispositions that were closed during the prior period presented were closed on the first day of such period presented. Our annualized net revenue retention rate and pro forma net revenue retention rate may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of solutions, new acquisitions and dispositions and our ability to retain our customers. Our calculation of annualized net revenue retention rate and annualized pro forma net revenue retention rate may differ from similarly titled metrics presented by other companies.
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

Impact of Macroeconomic Climate
The macroeconomic climate has seen in the recent years, and may continue to see, pressure from global developments such as international geopolitical conflicts, increased tariffs and proposed tariffs between the United States and other nations as well as uncertainty as to future tariffs, terrorism, pandemics or health crises, rising inflation, fluctuations in the value of the US Dollar, rising interest rates and supply chain disruptions. These developments have had and may continue to have an adverse effect on our revenues and demand for our products and services, as well as on our costs of doing business. We have taken and will continue to take actions to help mitigate the impact of these economic challenges, but there can be no assurance as to the effectiveness of our efforts going forward.
Sale of Marketing Technology Solutions
On October 31, 2025, we completed the sale of our marketing technology solutions business to Ignite Visibility for approximately $45.0 million in cash, subject to certain closing adjustments, as part of its previously announced strategic review (see Note 3. Acquisition and Dispositions included in this Annual Report on Form 10-K). We determined that our decision to sell marketing technology solutions met the criteria for classification as discontinued operations. As a result, the assets and liabilities of marketing technology solutions are presented as held for sale as of December 31, 2024 on our consolidated balance sheets and their operating results are presented as discontinued operations on our consolidated statements of operations and comprehensive income (loss) for all periods presented through the date of sale. During the year ended December 31, 2025, we recognized a loss of $1.1 million, related to the sale of marketing technology solutions and a goodwill impairment charge of $6.9 million, which are included in loss on sale and impairments within discontinued operations on our consolidated statements of operations and comprehensive income (loss). In connection with the sale, we entered into a transition services agreement (“TSA”) with Ignite Visibility to provide services including information technology, finance, and accounting support. The income related to support services from the TSA is included in interest and other income (expense), net in our consolidated statements of operations and comprehensive income (loss).
Acquisition of ZyraTalk
On September 15, 2025, we acquired 100% of the interest of Joblyt LLC, dba ZyraTalk (“ZyraTalk”), an AI-powered customer engagement solution that combines virtual assistant capabilities with an agentic automation platform, for approximately $36.1 million in cash, not inclusive of up to an additional $6.5 million of contingent consideration, which could be paid over the next three years related to post-combination employment services (see Note 3. Acquisition and Dispositions included in this Annual Report on Form 10-K). The acquisition helps to establish us as an AI-driven innovator, beginning with near-term application in our Home Services vertical, EverPro, and we plan to extend ZyraTalk into broader opportunities across its other verticals.
Sale of Fitness Solutions
On March 13, 2024, we entered into definitive sale and purchase agreements to sell our fitness solutions, comprised of North American Fitness and UK Fitness (“Fitness Solutions”), to Jonas Software (see Note 3. Acquisition and Dispositions included in this Annual Report on Form 10-K). The sale of North American Fitness closed simultaneously with signing and the sale of UK Fitness closed July 1, 2024. The divestiture did not qualify for reporting as a discontinued operation and therefore, its results were included in our consolidated financial statements included in this Annual Report on Form 10-K through the applicable date of sale. During the year ended December 31, 2024, we recognized losses of $4.9 million related to the sale of Fitness Solutions, which are included in loss on sale and impairments on our consolidated statements of operations and comprehensive income (loss) included in this Annual Report on Form 10-K. During the year ended December 31, 2024, we recognized $6.4 million of goodwill impairment charges representing the allocated goodwill to Fitness Solutions, which is included in loss on sale and impairments on the consolidated statements of operations and comprehensive income (loss) included in this Annual Report on Form 10-K.
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges.
Acquiring New Customers
Sustaining our growth requires continued adoption of our solutions by new customers. Through organic growth of our business, the number of customers on our platform increased to approximately 745,000 at the end of 2025. Excluding the customers associated with the sale of our marketing technology solutions, we served more than 725,000 customers at the end of 2024 (see Note 3. Acquisition and Dispositions included in this Annual Report on Form 10-K). We will continue to invest in our efficient go-to-market strategy as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our solutions from service SMBs.

Expand Revenue and Margin from Existing Customers
We believe we have the opportunity to drive incremental revenue growth from our existing customer base through increased cross-selling and up-selling adjacent solutions. Our integrated SaaS solutions allow us to offer customers additional capabilities across their entire customer engagement lifecycle including digital payments and customer engagement. As we continue to develop, acquire and transform our solutions, we aim to continue adding value to our customers by displacing point-solution competitors and legacy, manual methods with our integrated digital offerings, increasing our revenue and improving customer experience and retention. A primary focus for revenue expansion focuses on cross-selling payments solutions to customers in an effort to prioritize margin growth. We also generate subscription revenue from cross-selling our Customer Engagement solutions across our customer base. The acquisition of ZyraTalk helps to establish our position as an AI-driven innovator with many in-production features that are being sold to third-party customers. We plan to add more innovative features and offerings to support our customers, beginning with integration into many EverPro systems of action with additional use cases across our other verticals. Collectively, these solutions increase customer loyalty, repeat purchases, improve customer experiences and help businesses to manage campaigns and generate quality leads.
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
In 2025, we continued to invest in scalable operations, including vertical market leadership, and necessary functions to support operating as a public company, including Sarbanes-Oxley compliance. Additionally, we continued to evaluate our suite of solutions and strategic options to drive investment in our highest growth solutions while simplifying our business to align with our transformation initiatives, including the divestiture of our marketing technology solutions. The recent acquisition of ZyraTalk was a strategic investment to advance the deployment of AI capabilities to our customers. In 2026 and beyond, incremental investments will be needed to support the ongoing transformation of our business and infrastructure, including Sarbanes-Oxley compliance. As part of our transformation initiatives, we expect to continue to evaluate our suite of solutions and may pursue divestitures of non-core assets and other strategic transactions.
We acquire companies to accelerate our position as a market leader, fill gaps within our vertically tailored solutions, deepen our competitive moats in existing verticals and enter new verticals and geographies. We have acquired 54 companies since our inception, the majority of which were completed prior to 2022. While our pace of acquisition has slowed, we continue to pursue growth through a mix of organic revenue expansion and acquisitions. We have an established framework for identification, execution, integration and onboarding of targets, which leverages our significant acquisition experience and utilizes internal criteria for evaluating acquisition candidates and prospective businesses. These acquired solutions can bring deep industry expertise and vertically-tailored software solutions that provide additional sources of growth. We believe that our methodology, track record and reputation for sourcing, evaluating and integrating acquisitions positions us as an “acquirer-of-choice” for potential targets.
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
Key Business and Financial Metrics
In addition to our results and measures of performance determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we believe the following key business and non-GAAP financial measures are useful in evaluating and comparing our financial and operational performance over multiple periods, identifying trends affecting our business, formulating business plans and making strategic decisions. The information presented in the following sections within Key Business and Financial Metrics is calculated on the basis of US GAAP results from continuing operations for all periods presented, which excludes discontinued operations, if any.
Revenue and Pro Forma Revenue Growth Rate
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
Our Revenue Growth Rate was 4.8% and 5.1% for the years ended December 31, 2025 and 2024 as compared to the prior year periods. Total revenues include post-acquisition revenue from ZyraTalk, which was acquired September 15, 2025 (see Note 3. Acquisition and Dispositions in this Annual Report on Form 10-K), of $1.2 million during the year ended December 31, 2025. Additionally, total revenues include pre-divestiture revenue from Fitness Solutions, which was divested in 2024 (see Note 3. Acquisition and Dispositions in this Annual Report on Form 10-K), of $8.1 and $23.7 million during the years ended December 31, 2024 and 2023, respectively. Total revenues also include post-acquisition revenue from Kickserv, which was acquired on August 10, 2023, of $3.0 million and $1.0 million during the years ended December 31, 2024 and 2023, respectively. Our Pro Forma Revenue Growth rate was 6.4% and 8.5% for the years ended December 31, 2025 and 2024, reflective of the underlying growth in our business as a result of new customers and providing more solutions to existing customers.
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

	Year Ended December 31,
	2025	2024	2023
	(in thousands)

Revenue	$588,907	$562,185	$534,871
Cost of revenues (exclusive of depreciation and amortization)	132,063	124,787	127,405
Amortization of developed technology	7,627	10,747	14,418
Amortization of capitalized software	10,795	9,760	8,023
Depreciation expense allocated to cost of revenue	484	627	872
Gross profit	437,938	416,264	384,153
Depreciation and amortization	18,906	21,134	23,313
Adjusted gross profit from continuing operations	$456,844	$437,398	$407,466
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

	Year Ended December 31,
	2025	2024	2023
	(in thousands)

Net income (loss) from continuing operations	$18,204	$(15,197)	$(50,705)
Adjusted to exclude the following:
Interest and other expense (income), net	38,091	35,560	46,408
Income tax expense	2,955	5,839	1,377
Depreciation and amortization	67,228	80,650	94,872
Other amortization	6,266	5,419	4,413
Stock-based compensation expense	27,929	25,730	24,991
Transaction-related and other non-recurring or unusual costs	19,837	26,355	17,528
Adjusted EBITDA from continuing operations	$180,510	$164,356	$138,884

Description of Certain Components of Financial Data
For additional information concerning our accounting policies, see Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.
Revenues
We derive our revenue from two primary sources which are described in detail below: (i) Subscription and Transaction Fees, which are primarily recurring revenue streams and (ii) Other revenue, which consists primarily of the sale of distinct professional services and hardware. Our revenue recognition policies are discussed in more detail under “Critical Accounting Estimates.”
Subscription and Transaction Fees: Revenue includes (i) recurring monthly, quarterly and annual SaaS subscriptions and software license and maintenance fees from the sale of our Business Management and Customer Engagement solutions; (ii) Billing and payment solutions - payment processing fees based on the transaction volumes processed through our integrated payment solutions, and processing fees based on transaction volumes for our revenue cycle management, chronic care management and health insurance clearinghouse solutions; and (iii) membership subscriptions and our share of rebates from suppliers generated though group purchasing programs. Our revenue from payment processing fees is recorded net of credit card and ACH processing and interchange charges in the month the services are performed.
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
We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the rate of growth of subscription and transaction fees, labor costs, third-party expenses and acquisitions and dispositions. Revenue from subscription and transaction fees increased 4.4%, 5.4% and 11.9% for the years ended December 31, 2025, 2024 and 2023, respectively, compared to the prior year periods.
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
Product Development
Product development expense consists primarily of employee costs for our product development personnel, including salaries, benefits, stock-based compensation and bonuses. Product development expenses also include third-party outsourced technology costs incurred in developing our platforms, and computer equipment, software and subscription services dedicated for use by our product development organization. We expect our product development expenses to increase in absolute dollars and increase as a percentage of revenue during 2026 as we continue to dedicate substantial resources to develop, improve and expand the functionality of our solutions.
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
Loss on Sale and Impairments
Loss on sale relates to the divestiture of marketing technology solutions and Fitness Solutions. Impairments include goodwill impairment charges and operating lease impairments related to the Company’s decision to cease use of certain leased premises and sublease certain facilities.
Interest and Other Income (Expense), net
Interest and other income (expense), net, primarily consists of interest expense on long-term debt, net of interest income. It also includes amortization expense of financing costs and discounts, income from the TSA, as well as realized and unrealized gains and losses related to interest rate swap agreements.
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

Results of Operations
The following tables summarize key components of our results of operations for the years ended December 31, 2025, 2024 and 2023. The period-to-period comparison of our historical results are not necessarily indicative of our results of operations that may be expected in the future. The following comparative information for results of operations for all periods presented have been adjusted to reflect discontinued operations related to marketing technology solutions and includes the operating results of Fitness Solutions for all periods through the applicable date of sale.
Comparison of the years ended December 31, 2025, 2024 and 2023

	Year Ended December 31,
	2025	2024	2023
	(in thousands)

Revenues:
Subscription and transaction fees	$566,915	$542,977	$515,119
Other	21,992	19,208	19,752
Total revenues	588,907	562,185	534,871
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	132,063	124,787	127,405
Sales and marketing (1)	119,503	114,098	113,692
Product development (1)	79,018	76,179	72,144
General and administrative (1)	131,760	128,599	123,353
Depreciation and amortization	67,228	80,650	94,872
Loss on sale and impairments	85	11,670	6,325
Total operating expenses	529,657	535,983	537,791
Operating income	59,250	26,202	(2,920)
Interest and other income (expense), net	(38,091)	(35,560)	(46,408)
Net income (loss) from continuing operations before income tax expense	21,159	(9,358)	(49,328)
Income tax expense	(2,955)	(5,839)	(1,377)
Net income (loss) from continuing operations	$18,204	$(15,197)	$(50,705)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)

Cost of revenues	$345	$387	$367
Sales and marketing	1,656	1,163	1,634
Product development	2,480	1,939	2,194
General and administrative	23,448	22,241	20,796
Total stock-based compensation expense	$27,929	$25,730	$24,991

Comparison of the years ended December 31, 2025, 2024 and 2023 (percentage of revenue)
The following table provides the key components of operating costs within our results of operations as a percentage of revenue for the year ended December 31, 2025 compared to the same periods in 2024 and 2023.

	Year Ended December 31,			2025 vs. 2024	2024 vs. 2023
	2025	2024	2023	% Change	% Change

Total Revenues	100.0%	100.0%	100.0%	—%	—%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	22.4%	22.2%	23.8%	0.2%	(1.6)%
Sales and marketing	20.3%	20.3%	21.3%	—%	(1.0)%
Product development	13.4%	13.5%	13.5%	(0.1)%	—%
General and administrative	22.4%	22.9%	23.1%	(0.5)%	(0.2)%
Depreciation and amortization	11.4%	14.3%	17.7%	(2.9)%	(3.4)%
Loss on sale and impairments	—%	2.1%	1.2%	(2.1)%	0.9%
Total operating expenses	89.9%	95.3%	100.6%	(5.4)%	(5.3)%
While revenue growth remains a key focus, we remain committed to continued expansion of gross margin, net income and Adjusted EBITDA through ongoing transformation initiatives.
2025 compared to 2024
As a percentage of revenue, cost of revenues increased from 22.2% for the year ended December 31, 2024 to 22.4% for the year ended December 31, 2025, an increase of approximately 20 basis points. Additionally, the combination of cost of revenue, sales and marketing, product development and general and administrative costs declined from 78.9% for the year ended December 31, 2024 to 78.5% for the year ended December 31, 2025, an improvement of approximately 40 basis points.
2024 compared to 2023
As a percentage of revenue, cost of revenues declined from 23.8% for the year ended December 31, 2023 to 22.2% for the year ended December 31, 2024, an improvement of approximately 160 basis points resulting in higher gross margin. Additionally, the combination of cost of revenue, sales and marketing, product development and general and administrative costs declined from 81.6% for the year ended December 31, 2023 to 78.9% for the year ended December 31, 2024, an improvement of approximately 270 basis points.
A discussion on primary drivers of cost reductions follows in the subsequent sections.
Revenues

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
	(dollars in thousands)

Revenues:
Subscription and transaction fees	$566,915	$542,977	$515,119	$23,938	4.4%	$27,858	5.4%
Other	21,992	19,208	19,752	2,784	14.5%	(544)	(2.8)%
Total revenues	$588,907	$562,185	$534,871	$26,722	4.8%	$27,314	5.1%
2025 compared to 2024
Revenues increased $26.7 million, or 4.8%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Revenues from subscription and transaction fees increased 4.4% and other revenue increased 14.5% during the year ended December 31, 2025, respectively, as compared to the prior year period. The majority of our revenue growth is attributable to the successful delivery of system of action capabilities to our SMBs in our verticals of home services, health and wellness. The subscription and transaction fees revenue increase consists primarily of increases from (a) business management software and (b) billing and payment solutions, partially offset by (c) revenues associated with our share of rebates from suppliers generated through group purchase programs. Business management software revenues drove a $22.9 million increase in subscription and transaction fees revenue due to an expansion in our number of customers and certain price increases across our portfolio. Billing and payment solutions revenues drove an increase of $3.1 million, which was primarily due to higher transaction volumes processed through our payment platforms, partially offset by lower revenue due to the Fitness Solutions divestiture. Revenues associated with our share of rebates from suppliers generated through group purchasing programs declined by $2.1 million, which is more closely connected to macro-economic impacts than our core business management software. Subscription and transaction fees revenue also includes $1.2 million post-acquisition revenue from ZyraTalk for the year ended December 31, 2025, and pre-divestiture revenue from Fitness Solutions of $8.0 million for the year ended December 31, 2024 (see Note 3. Acquisition and Dispositions in this Annual Report on Form 10-K). Other revenues increased $2.8 million during the year ended December 31, 2025 driven by revenue related to project implementation and customer development services.
2024 compared to 2023
Revenues increased $27.3 million, or 5.1%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Revenues from subscription and transaction fees increased 5.4% and other revenue decreased 2.8% during the year ended December 31, 2024, respectively, as compared to the prior year period. The subscription and transaction revenue increases during the year ended December 31, 2024 consist primarily of increases from (a) business management software (b) billing and payment solutions and (c) revenues associated with our share of rebates from suppliers generated through group purchase programs. Business management software revenues drove a $20.7 million increase in subscription and transaction revenues due to an expansion in our number of customers and certain price increases across our portfolio. Billing and payment solutions revenues drove an increase of $3.3 million, which was primarily due to higher transaction volumes processed through our payment platforms, partially offset by lower revenue in 2024 due to the Fitness Solutions divestiture. Revenues associated with our share of rebates from suppliers generated through group purchasing programs increased $3.9 million due to growth of membership subscriptions in group purchasing programs. Subscription and transaction revenues also include $3.0 million and $1.0 million of post-acquisition revenue from Kickserv for the years ended December 31, 2024 and 2023, respectively, and pre-divestiture revenue from Fitness Solutions of $8.0 million and $23.3 million for the years ended December 31, 2024 and 2023, respectively (see Note 3. Acquisition and Dispositions in this Annual Report on Form 10-K). Other revenues decreased $0.5 million during the year ended December 31, 2024 driven by revenue related to project implementation and customer development services which did not recur in the current year.
Cost of Revenues

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
	(dollars in thousands)

Cost of revenues (exclusive of depreciation and amortization presented separately below)	$132,063	$124,787	$127,405	$7,276	5.8%	$(2,618)	(2.1)%
2025 compared to 2024
Cost of revenues increased by $7.3 million, or 5.8%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was primarily driven by an additional $4.3 million in API fees and software hosting expenses, a $3.1 million increase in communication services expenses, $1.2 million in campaign mail and advertising expenses, $0.6 million in software and tools and $0.2 million in outsourced services, partially offset by a reduction of $2.6 million in clearinghouse fees.
2024 compared to 2023
Cost of revenues decreased by $2.6 million, or 2.1%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease is primarily comprised of a $4.2 million decrease in personnel and compensation expense, a $1.5 million reduction in clearinghouse fees, and $1.2 million in outsourced services, partially offset by a $3.7 million increase in API fees and software hosting expenses and $0.7 million in campaign mail and advertising expenses.
Sales and Marketing

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
	(dollars in thousands)

Sales and marketing	$119,503	$114,098	$113,692	$5,405	4.7%	$406	0.4%

2025 compared to 2024
Sales and marketing expenses increased by $5.4 million, or 4.7%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was driven primarily by an additional $7.0 million in personnel and compensation expense, a $1.1 million increase in consulting and outsourced services, and a $0.5 million increase in stock-based compensation. These increases were partially offset by a $1.7 million decrease in commissions related to volume from third-party channels associated with legacy payment platform solutions, a $1.0 million decrease in advertising, and $0.7 million decrease in software and tools.
2024 compared to 2023
Sales and marketing expenses increased by $0.4 million, or 0.4%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Sales and marketing expenses were relatively consistent compared to the prior year period and declined as a percentage of revenue by 100 basis points.
Product Development

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
	(dollars in thousands)

Product development	$79,018	$76,179	$72,144	$2,839	3.7%	$4,035	5.6%
2025 compared to 2024
Product development expenses increased by $2.8 million, or 3.7%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was driven primarily by an additional $4.1 million in outsourced services as we continue to execute against our transformation strategy for cost optimization, $1.1 million of software and tools, driven by investments in our technology and teams to support our various solutions as well as centralized security operations, information technology and cloud engineering, and $0.5 million in higher stock-based compensation expense. These increases were partially offset by a $3.0 million reduction in personnel and compensation expenses.
2024 compared to 2023
Product development expenses increased by $4.0 million, or 5.6%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was a result of an additional $2.3 million of personnel and compensation expense, $1.8 million of outsourced services, and $1.7 million of software and tools, driven by investments in our technology and teams to support our various solutions as well as centralized security operations, information technology and cloud engineering. The increase was partially offset by a $1.5 million decrease in professional fees and consulting expenses.
General and Administrative

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
	(dollars in thousands)

General and administrative	$131,760	$128,599	$123,353	$3,161	2.5%	$5,246	4.3%
2025 compared to 2024
General and administrative expenses increased by $3.2 million, or 2.5%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was driven primarily by an additional $3.5 million in outsourced services as we continue to execute against our transformation strategy for cost optimization, $2.2 million increase in professional and legal fees associated with acquisition and divestiture transaction-related activity during 2025, $1.5 million in software and tools, $1.2 million in bad debt expense and $1.2 million in stock-based compensation. These increases were partially offset by a $4.0 million reduction in personnel and compensation expense, a $2.0 million decrease in insurance expense, a $0.8 million decrease in facility expense. The increase in outsourced services is driven by cost optimization efforts utilizing third-party services enabling the reduction in personnel and compensation expense.
2024 compared to 2023
General and administrative expenses increased by $5.2 million, or 4.3%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was driven primarily by an additional $3.8 million of personnel and compensation expense, a $2.4 million increase in software and tools, a $1.8 million increase in outsourced services, and a $1.4 million increase in stock-based compensation expense, partially offset by a $2.4 million decrease in facility expense and $1.9 million decrease in bad debt expense.
Depreciation and Amortization

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
	(dollars in thousands)

Depreciation and amortization	$67,228	$80,650	$94,872	$(13,422)	(16.6)%	$(14,222)	(15.0)%
2025 compared to 2024
Depreciation and amortization expenses decreased by $13.4 million, or 16.6%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was driven primarily by lower intangible assets’ amortization due to the reduced rate of replacement assets resulting from a slowdown in business acquisitions. Specifically, the decrease was driven primarily by $13.9 million in lower intangible assets’ amortization and a decrease of $0.6 million of property and equipment depreciation, partially offset by $1.0 million of additional capitalized software amortization.
2024 compared to 2023
Depreciation and amortization expenses decreased by $14.2 million, or 15.0%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The reduction in depreciation and amortization was driven primarily by the reduced rate of replacement assets resulting from a slowdown in business acquisitions. Specifically, the decrease was driven primarily by $15.1 million in lower intangible assets’ amortization and a decrease of $0.9 million of property and equipment depreciation, partially offset by $1.7 million of additional capitalized software amortization.
Loss on Sale and Impairments

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
	(dollars in thousands)

Loss on sale and impairments	$85	$11,670	$6,325	$(11,585)	100.0%	$5,345	84.5%
2025 compared to 2024
In March 2024, we entered into definitive sale and purchase agreements to sell our Fitness Solutions (see Note 3. Acquisition and Dispositions included in this Annual Report on Form 10-K). During the year ended December 31, 2025, we recorded a $0.1 million working capital adjustment related to the disposal of Fitness Solutions. During the year ended December 31, 2024, we recognized losses of $4.9 million related to the sale of Fitness Solutions and $6.4 million of goodwill impairment charges representing the allocated goodwill to Fitness Solutions. Additionally, we ceased use of certain leased premises and subleased certain facilities resulting in an impairment charge of $0.4 million to impair the right-of-use lease assets to their fair value during the year ended December 31, 2024.
2024 compared to 2023
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

Interest and Other Income (Expense), net

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
	(dollars in thousands)

Interest and other income (expense), net	$38,091	$35,560	$46,408	$2,531	7.1%	$(10,848)	(23.4)%
2025 compared to 2024
Interest and other income (expense), net, increased by $2.5 million, or 7.1%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024 with the changes primarily driven by volatility of interest rates and foreign currency and the associated impact on the fair value of interest rate swaps. The increase for the year ended December 31, 2025 was driven by an unrealized loss of $6.2 million on interest rate swaps compared to an unrealized gain of $6.4 million in the comparative period, a year over year increase of $12.6 million as a result of the fair value change in interest rate swaps. This increase was partially offset by a decrease of $7.0 million in interest expense as a result of lower variable base interest rates on the Company’s Credit Facilities, a $2.3 million decrease in unrealized foreign currency loss, $0.4 million of income related to support services provided under the TSA with Ignite Visibility, and a $0.3 million increase in interest income. The decline in interest expense is a result of lower variable base interest rates on the Company’s Credit Facilities (as defined below), the amendments to the Term Loan (as defined below) in the fourth quarter 2024 and third quarter 2025, which resulted in a reduction in margin and the removal of the credit spread adjustment (see Note 10. Long-Term Debt included in this Annual Report on Form 10-K).
2024 compared to 2023
Interest and other income (expense), net, decreased by $10.8 million, or 23.4%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023 with the changes primarily driven by volatility of interest rates and the associated impact on the fair value of interest rate swaps. The decrease for the year ended December 31, 2024 was driven primarily by an unrealized gain of $6.4 million on interest rate swaps compared to an unrealized loss of $2.0 million in the comparative period, a $2.1 million increase in interest income, and a decrease of $1.9 million in interest expense as a result of lower variable base interest rates on the Company’s Credit Facilities.
Income Tax Expense

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
	(dollars in thousands)

Income tax expense	$(2,955)	$(5,839)	$(1,377)	$2,884	(49.4)%	$(4,462)	324.0%
2025 compared to 2024
Income tax expense decreased by $2.9 million, or 49.4%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was driven primarily by lower U.S. federal and state current tax expense resulting from enacted tax law changes, as well as the release of the valuation allowance on New Zealand deferred tax assets. These benefits were partially offset by higher income from continuing operations before taxes.
2024 compared to 2023
Income tax expense increased by $4.5 million, or 324.0%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, with the change driven primarily by an increase in U.S. federal and state income taxes and discrete items, including the sale of Fitness Solutions and the goodwill impairment of the marketing technology reporting unit.
Liquidity and Capital Resources
To date, our primary sources of liquidity have been net cash provided by operating activities, proceeds from equity issuances and proceeds from long-term debt.
We utilize liquidity for items such as strategic investments in the ongoing transformation of our business and infrastructure, our business acquisitions (such as our strategic acquisition of ZyraTalk in September 2025) and share repurchases authorized through our Repurchase Program. For a description of our recent acquisitions, see Note 3. Acquisition and Dispositions in the notes to the consolidated financial statements included in this Annual Report on Form 10-K. Absent significant deterioration of market conditions, we expect that working capital requirements, capital expenditures, acquisitions, the Company’s Repurchase Program (as defined below), debt servicing and lease obligations will be our principal needs for liquidity going forward.
As of December 31, 2025, we had cash, cash equivalents and restricted cash of $129.7 million, $155.0 million of available borrowing capacity under our Revolver (as defined below) and $526.6 million outstanding under our Term Loan (as defined below). We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. If needed, additional funds may not be available on terms favorable to us, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part I, Item 1A.“Risk Factors.”
Cash Flows
The following table sets forth cash flow data:

	Year ended December 31,
	2025	2024	2023
	(in thousands)

Net cash provided by operating activities	$111,456	$113,163	$104,605
Net cash used in investing activities	(30,573)	(12,297)	(38,020)
Net cash used in financing activities	(87,555)	(59,614)	(66,630)
Effect of foreign currency exchange rate changes on cash	620	(1,649)	400
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,052)	$39,603	$355
Cash Flow from Operating Activities
Net cash provided by operating activities was $111.5 million, $113.2 million, and $104.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Changes in net cash provided by operating activities resulted primarily from cash received from net sales within our subscription and transaction fees. Other drivers of the changes in net cash provided by operating activities include payments for personnel expenses for our employees, costs related to delivering our services and products, partner commissions, advertising and interest on our long-term debt.
The decrease in cash provided by operating activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to a decrease in cash collections from our subscription and transaction fees and marketing technology solutions, which includes revenues from payment processing of approximately $22.4 million, and investments made to support the growth of our business including personnel expenses of $4.6 million, partially offset by lower costs as a result of our transformation and optimization initiatives comprised of lower costs related to the delivery of our services and products of $16.2 million, lower interest payments of $7.2 million, a decrease in taxes of $1.5 million, and higher interest income of $0.4 million.
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
Cash Flow from Investing Activities
During the year ended December 31, 2025, net cash used in investing activities of $30.6 million was related primarily to the acquisition of ZyraTalk, net of cash acquired, for approximately $35.8 million, costs to develop software of $29.6 million and $2.2 million for purchases of property and equipment, partially offset by proceeds from marketing technology solutions, net of transaction costs and cash sold for approximately $37.1 million.
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
Cash Flow from Financing Activities
During the year ended December 31, 2025, net cash used in financing activities of $87.6 million was related primarily to the repurchase and retirement of shares of our common stock of $85.1 million.
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
Credit Facilities
We are party to a credit agreement, as amended, that provides for one term loan for an aggregate principal amount of $529.4 million (the “Term Loan”), a revolver with a capacity of $155.0 million (“Revolver”) and a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. These debt arrangements are collectively referred to herein as the “Credit Facilities”.
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
On December 13, 2024, the Company entered into an amendment (the “2024 Amendment”) to the Credit Facilities to reduce the applicable margin and remove the credit spread adjustment from the existing Term Loan in its entirety in an aggregate principal amount of $533.5 million. Following the 2024 Amendment, the Term Loan bears interest, at the borrower’s election, at (x) a forward-looking term rate based upon the secured overnight financing rate (“SOFR”) (as defined in the Credit Facilities) plus an applicable margin of 2.50%, with a minimum forward-looking SOFR rate 0.50% or (y) Alternative Base Rate (“ABR) (as defined in the Credit Facilities) plus an applicable margin of 1.50%, with a minimum ABR of 1.50%, in each case, with no step-downs. The credit spread adjustment was removed in connection with the 2024 Amendment. The refinanced Term Loan priced at par and refinanced all of the existing term loans outstanding under the Credit Agreement immediately prior to giving effect to the 2024 Amendment.
Effective as of June 10, 2025, the Company entered into an additional amendment to the Credit Facilities (the “June 2025 Amendment”) to reduce the commitments outstanding under the Revolver, extend the maturity of a portion of such commitments and reduce the applicable margin with respect to extended revolving loans. As a result of the June 2025 Amendment, commitments under the Revolver were reduced from $190.0 million to $155.0 million. With respect to $125.0 million of such commitments, (i) the maturity date was extended to January 6, 2028 and (ii) the applicable margin for (x) Term SOFR (as defined in the Credit Facilities) loans was reduced to 2.50% and (y) ABR (as defined in the Credit Facilities) loans was reduced to 1.50%, in each case, subject to a single 0.25% step-down based on the Company’s first lien net leverage ratio. With respect to the remaining $30.0 million of such commitments, (i) the maturity date remains July 6, 2026 and (ii) the applicable margin was unchanged.

Additionally, on July 29, 2025, the Company entered into an amendment to the Credit Facilities (the “July 2025 Amendment”) to, among other things, refinance the existing Term Loan in an aggregate principal amount of $529.4 million. The July 2025 Amendment, among other things, (i) extends the maturity date of the Term Loan to July 6, 2031, and (ii) reduces the applicable margin by 25 basis points with respect to all term loans. The Term Loan bears interest, at the Borrower’s election, at (x) Term SOFR (as defined in the Credit Agreement) plus an applicable margin of 2.25%, with a minimum Term SOFR rate of 0.50% or (y) ABR (as defined in the Credit Agreement) plus an applicable margin of 1.25%, with a minimum ABR of 1.50%, in each case, with no stepdowns. The refinanced Term Loan priced at par and refinanced the existing term loan outstanding under the Credit Agreement immediately prior to giving effect to the July 2025 Amendment.
Pursuant to the July 2025 Amendment, with respect to $125.0 million of commitments under the existing $155.0 million Revolver, (i) the maturity date was extended to July 29, 2030 and (ii) the applicable margin for (x) Term SOFR loans was reduced to 2.00% and (y) Alternate Base Rate loans was reduced to 1.00%, in each case, subject to a 25 basis points step-up based on the Company’s first lien net leverage ratio. Other than the changes noted above, the terms and conditions of all commitments at closing as well as those extending beyond the original maturity date remain the same as the existing Revolver. Accordingly, $155.0 million of availability remains under the Revolver until July 6, 2026 and then reduces to $125.0 million through July 29, 2030.
We have entered into the following interest rate swap agreements in connection with our Credit Facilities to convert a portion of the floating rate component of the Term Loan from a floating rate to fixed rate:

Effective	Expiration	Fixed Interest	Notional	Asset (Liability) Fair Value at
Date	Date	Rate	Amount	December 31, 2025
			(in thousands)	(in thousands)
October 31, 2022	October 31, 2027	4.212%	$200,000	$(3,293)
March 31, 2023	October 31, 2027	3.951%	$100,000	$(1,178)
September 20, 2024	October 31, 2027	3.395%	$125,000	$(216)
The Revolver has a variable commitment fee, which is based on our first lien leverage ratio. We expect the commitment fee to range from 0.25% to 0.375% per annum. We are obligated to pay a fixed fronting fee for letters of credit of 0.125% per annum.
Amounts borrowed under the Revolver may be repaid and re-borrowed through maturity of the Revolver in July 2030. The Term Loans mature in July 2031. The Term Loan may be repaid or prepaid but may not be re-borrowed.
As of December 31, 2025, there was $526.6 million outstanding under our Credit Facilities, all of which was related to the Term Loan as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loan was approximately 6.32% for the year ended December 31, 2025, excluding the effect of any interest rate swap agreements.
As of December 31, 2025, we were in compliance with the financial covenants under the Credit Facilities.
Stock Repurchase Program
On June 14, 2022, our Board approved a stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, May 21, 2024, May 1, 2025, and November 4, 2025 our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date for a total authorization to repurchase up to $300.0 million in shares of the Company’s common stock, and most recently extended the expiration of the Repurchase Program through December 31, 2026. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board. The Company expects to fund repurchases with existing cash on hand.
The Company repurchased and retired 8.2 million shares of common stock for $85.6 million, including transaction fees and taxes, during the year ended December 31, 2025. As of December 31, 2025, $47.7 million remains available under the Repurchase Program.
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
Revenue Recognition
Revenues are derived from subscription and transaction fees, marketing technology solutions, and other revenues. We recognize revenue when our customers obtain control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In determining the total consideration that we expect to receive, we include variable consideration only to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty is resolved. There have not been any material changes during 2025 in the underlying estimates and assumptions in determining probability of variable consideration.
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
Goodwill and Intangible Assets Recoverability
We perform an impairment test annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value of goodwill might not be fully recoverable. In accordance with applicable accounting guidance, a company can assess qualitative factors to determine whether it is necessary to perform a goodwill impairment test or may elect to proceed directly to a quantitative goodwill impairment test. For the year ended December 31, 2025, the Company performed an qualitative annual impairment assessment, which indicated that it was more likely than not that the estimated fair value was in excess of the net carrying value for each reporting unit. The qualitative annual impairment assessment for the year ended December 31, 2024 excluded the marketing technology reporting unit as discussed below. For the year ended December 31, 2023 the Company performed a quantitative assessment, which resulted in substantial excess of estimated fair value over net carrying value for each reporting unit. For the quantitative assessment, we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows over an extended period of time, long-term growth rates for the business and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. As part of the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. For the qualitative assessments, we reviewed factors including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in any key personnel, any changes in composition of carrying amount of our assets and changes in our stock price. There were no reasonable changes to the methods and assumptions that would have resulted in an impairment. In the future, if there are material changes in the underlying estimates and assumptions pertaining to the impairment assessment, the financial statements could be materially impacted.
The Company performed a qualitative annual impairment assessment for the year ended December 31, 2024, which resulted in substantial excess of estimated fair value over net carrying value for each reporting unit, except for the marketing technology reporting unit as further described below. As a result of this qualitative assessment for the year ended December 31, 2024, we performed a further quantitative evaluation for the marketing technology reporting unit.
During the fourth quarter 2024, in conjunction with our review of strategic alternatives for our marketing technology solutions, and as a result of lower than expected financial performance and future forecasted growth rates we determined that the estimated fair value of our marketing technology reporting unit was insufficient to recover the net carrying value of the reporting unit resulting in an impairment of goodwill of approximately $28.1 million. Additionally, during the year ended December 31, 2025, we recognized a goodwill impairment charge of $6.9 million, related to the sale of marketing technology solutions (see Note 3. Acquisition and Dispositions included in this Annual Report on Form 10-K). In connection with the definitive sale and purchase agreements to sell our fitness solutions, we tested the goodwill balance for impairment as of March 31, 2024 and recognized a goodwill impairment of $6.4 million representing the allocated goodwill for Fitness Solutions (see Note 3. Acquisition and Dispositions included in this Annual Report on Form 10-K).
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
The Company recorded a reduction of $0.3 million and an increase of $13.0 million in valuation allowance on our deferred tax assets in 2025 and 2024, respectively, using the aforementioned approach. The Company recorded $0.6 million and $0.1 million in unrecognized tax benefits for the years ended December 31, 2025 and 2024, respectively.
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
Interest rate risk
We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments. We have mitigated a majority of our market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility by entering into interest rate swap agreements, which cover $425.0 million of our $526.6 million outstanding under our Term Loan as of December 31, 2025. Following the July 2025 Amendment, the Term Loan bears interest, at the borrower’s election, at (x) Term SOFR (as defined in the Credit Agreement) plus an applicable margin of 2.25%, with a minimum Term SOFR rate of 0.50% or (y) Alternate Base Rate (as defined in the Credit Agreement) plus an applicable margin of 1.25%, with a minimum ABR of 1.50%, in each case, with no step-downs. As of December 31, 2025, we had no amounts outstanding under our Revolving Loan.
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
Based on the outstanding balance of the Credit Facilities as of December 31, 2025, for every 100 basis point increase in the Adjusted SOFR rate, we would incur approximately $1.0 million of additional annual interest expense.
Foreign currency exchange risk
We have foreign currency risks related to certain of our foreign subsidiaries, primarily in Canada, the United Kingdom, New Zealand and Australia. The functional currencies of our significant foreign operations include the Canadian dollar, Great British pound, Australian dollar and the New Zealand dollar. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of EverCommerce Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EverCommerce Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado
March 12, 2026

EverCommerce Inc.
Consolidated Balance Sheets
(in thousands, except per share and share amounts)

	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$129,730	$135,782
Accounts receivable, net of allowance for expected credit losses of $3.6 million and $2.3 million at December 31, 2025 and 2024, respectively	37,046	31,090
Contract assets	11,612	12,839
Assets held for sale	—	11,422
Prepaid expenses and other current assets	34,391	27,181
Total current assets	212,779	218,314
Property and equipment, net	5,744	6,129
Capitalized software, net	58,968	41,595
Other non-current assets	36,261	36,127
Non-current assets held for sale	—	44,779
Intangible assets, net	164,240	211,172
Goodwill	893,802	863,152
Total assets	$1,371,794	$1,421,268
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,125	$6,599
Accrued expenses and other	55,836	50,840
Deferred revenue	21,670	22,107
Customer deposits	12,519	11,382
Current maturities of long-term debt	5,500	5,500
Liabilities held for sale	—	14,298
Total current liabilities	100,650	110,726
Long-term debt, net of current maturities and deferred financing costs	517,891	522,442
Other non-current liabilities	36,380	36,301
Non-current liabilities held for sale	—	973
Total liabilities	654,921	670,442
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 178,111,971 and 183,725,236 shares issued and outstanding at December 31, 2025 and 2024, respectively	2	2
Accumulated other comprehensive loss	(12,686)	(14,318)
Additional paid-in capital	1,373,022	1,426,206
Accumulated deficit	(643,465)	(661,064)
Total stockholders’ equity	716,873	750,826
Total liabilities and stockholders’ equity	$1,371,794	$1,421,268
The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share and share amounts)

	Year Ended December 31,
	2025	2024		2023

Revenues:
Subscription and transaction fees	$566,915	$542,977		$515,119
Other	21,992	19,208		19,752
Total revenues	588,907	562,185		534,871
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	132,063	124,787		127,405
Sales and marketing	119,503	114,098		113,692
Product development	79,018	76,179		72,144
General and administrative	131,760	128,599		123,353
Depreciation and amortization	67,228	80,650		94,872
Loss on sale and impairments	85	11,670		6,325
Total operating expenses	529,657	535,983		537,791
Operating income (loss)	59,250	26,202		(2,920)
Interest and other income (expense), net	(38,091)	(35,560)		(46,408)
Net income (loss) from continuing operations before income tax expense	21,159	(9,358)		(49,328)
Income tax expense	(2,955)	(5,839)		(1,377)
Net income (loss) from continuing operations	18,204	(15,197)		(50,705)
(Loss) income from discontinued operations, net of income tax	(605)	(25,892)		5,085
Net income (loss)	17,599	(41,089)		(45,620)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net	1,632	(6,301)		2,181
Comprehensive income (loss)	$19,231	$(47,390)		$(43,439)

Basic net income (loss) per share attributable to common stockholders
Continuing operations	$0.10	$(0.08)		$(0.27)
Discontinued operations	—	(0.14)		0.03
Total	$0.10	$(0.22)	$—	$(0.24)

Diluted net income (loss) per share attributable to common stockholders
Continuing operations	$0.10	$(0.08)		$(0.27)
Discontinued operations	—	(0.14)		0.03
Total	$0.10	$(0.22)	$—	$(0.24)

Weighted-average shares of common stock outstanding used in computing net income (loss) per share:
Basic	181,392,891	184,897,709		188,938,892
Diluted	183,906,513	184,897,709		188,938,892

The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	191,447	$2	$1,489,935	$(573,046)	$(10,198)	$906,693
Issuance of common stock for Employee Stock Purchase Plan	550	—	3,550	—	—	3,550
Common stock issued upon vesting of restricted stock units	1,335	—	—	—	—	—
Stock-based compensation	—	—	25,559	—	—	25,559
Stock option exercises	482	—	2,603	—	—	2,603
Repurchase and retirement of common stock including taxes	(6,880)	—	(67,621)	—	—	(67,621)
Adoption of ASC 326, Current Expected Credit Losses	—	—	—	(1,309)	—	(1,309)
Foreign currency translation gain, net	—	—	—	—	2,181	2,181
Net loss	—	—	—	(45,620)	—	(45,620)
Balance at December 31, 2023	186,934	$2	$1,454,026	$(619,975)	$(8,017)	$826,036
Issuance of common stock for Employee Stock Purchase Plan	409	—	3,310	—	—	3,310
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	1,437	—	(3,824)	—	—	(3,824)
Stock-based compensation	—	—	26,491	—	—	26,491
Stock option exercises	653	—	4,112	—	—	4,112
Repurchase and retirement of common stock, including taxes	(5,708)	—	(57,909)	—	—	(57,909)
Foreign currency translation loss, net	—	—	—	—	(7,298)	(7,298)
Disposition of Fitness Solutions	—	—	—	—	997	997
Net loss	—	—	—	(41,089)	—	(41,089)
Balance at December 31, 2024	183,725	$2	$1,426,206	$(661,064)	$(14,318)	$750,826
Issuance of common stock for Employee Stock Purchase Plan	383	—	3,036	—	—	3,036
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	1,274	—	(6,722)	—	—	(6,722)
Stock-based compensation	—	—	28,429	—	—	28,429
Stock option exercises	953	—	7,712	—	—	7,712
Repurchase and retirement of common stock, including taxes	(8,223)	—	(85,639)	—	—	(85,639)
Foreign currency translation gain, net	—	—	—	—	1,632	1,632
Net income	—	—	—	17,599	—	17,599
Balance at December 31, 2025	178,112	$2	$1,373,022	$(643,465)	$(12,686)	$716,873
The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2025	2024	2023

Cash flows provided by operating activities:
Net income (loss)	$17,599	$(41,089)	$(45,620)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,422	88,824	104,201
Stock-based compensation expense	28,429	26,491	25,559
Deferred taxes	(132)	2,734	(1,657)
Amortization of deferred financing costs and non-cash interest	1,451	1,640	1,651
Loss on sale and impairments	8,116	39,720	6,325
Bad debt expense	5,625	4,660	6,016
Loss (gain) on interest rate swap valuation adjustments	6,183	(6,384)	1,996
Other non-cash items	1,413	2,403	742
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(14,048)	(319)	(5,011)
Prepaid expenses and other current assets	(3,877)	(2,230)	(2,261)
Other non-current assets	(1,654)	1,987	4,183
Accounts payable	(1,712)	(254)	179
Accrued expenses and other	1,844	(3,388)	10,423
Deferred revenue	(943)	1,760	868
Other non-current liabilities	(5,260)	(3,392)	(2,989)
Net cash provided by operating activities	111,456	113,163	104,605
Cash flows used in investing activities:
Purchases of property and equipment	(2,226)	(1,462)	(3,037)
Capitalization of software costs	(29,625)	(17,445)	(20,043)
Proceeds from dispositions, net of transaction costs, cash and restricted cash	37,051	6,610	—
Acquisitions, net of cash acquired	(35,773)	—	(14,940)
Net cash used in investing activities	(30,573)	(12,297)	(38,020)
Cash flows used in financing activities:
Payments on long-term debt	(5,500)	(5,500)	(5,500)
Deferred financing costs	(940)	—	—
Exercise of stock options, net	7,712	4,112	2,603
Proceeds from common stock issuance for Employee Stock Purchase Plan	3,036	3,310	3,550
Employee taxes paid for RSU withholdings	(6,722)	(3,824)	—
Repurchase and retirement of common stock	(85,141)	(57,712)	(67,283)
Net cash used in financing activities	(87,555)	(59,614)	(66,630)
Effect of foreign currency exchange rate changes on cash	620	(1,649)	400
Net (decrease) increase in cash, cash equivalents and restricted cash, including cash and restricted cash classified as held for sale	(6,052)	39,603	355
Cash, cash equivalents and restricted cash:
Beginning of period	135,782	96,179	95,824
End of period	$129,730	$135,782	$96,179

Supplemental disclosures of cash flow information:
Cash paid for interest	$35,708	$45,548	$46,011
Cash paid for income taxes	$3,092	$4,549	$3,107

The accompanying notes are an integral part of these consolidated financial statements.

EverCommerce Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of the Business
EverCommerce Inc. and subsidiaries (the “Company” or “EverCommerce”) is a leading provider of integrated software as a service (“SaaS”) solutions or services for service based small and medium sized businesses (“service SMBs”). Our platforms span across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. As of December 31, 2025, the Company served more than 745,000 customers primarily across three core verticals: EverPro for Home Services; EverHealth for Health Services; and EverWell for Wellness Services. Within the core verticals, customers operate within numerous micro-verticals, ranging from home service professionals, such as construction contractors and home maintenance technicians, to physician practices and therapists in the Health Services industry, to salon owners in the Wellness sectors. The platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly nuanced demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. The Company is headquartered in Denver, Colorado, and has operations across the United States, Canada, United Kingdom, Australia and New Zealand.
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
In late 2024, the Company began a process to review strategic alternatives for its marketing technology solutions. On March 5, 2025, the Board of Directors (“the Board”), in conjunction with management, committed to a plan to sell its marketing technology solutions. On October 31, 2025, the Company completed the sale of its marketing technology solutions business concluding the previously announced strategic review. The Company determined that its decision to sell marketing technology solutions is considered a strategic shift that will have a major effect on its operations and financial results and met the criteria for classification as discontinued operations. As such, the assets and liabilities of marketing technology solutions are presented as held for sale on our consolidated balance sheets as of December 31, 2024. The results of operations of marketing technology solutions are presented as discontinued operations in our consolidated statements of operations and comprehensive income (loss) for all periods presented through the date of sale. The consolidated statements of cash flow are inclusive of continuing and discontinued operations for all periods presented. Certain prior period amounts related to discontinued operations have been reclassified and separately presented in the consolidated financial statements and accompanying notes to conform to the current year presentation. Unless otherwise noted, disclosures throughout these notes to the consolidated financial statements reflect continuing operations only. Refer to Note 3. Acquisition and Dispositions for additional information.
On March 13, 2024, the Company entered into definitive sale and purchase agreements to sell its fitness solutions to Jonas Fitness Portfolio Holdco Inc. (“Jonas Software”) (see Note 3. Acquisition and Dispositions). The sale of American Service Finance LLC., ASF Payment Solutions ULC and Technique Fitness Inc. (collectively, “North American Fitness”), closed simultaneous with signing. The sale of EverCommerce UK, including wholly-owned subsidiaries Fitii UK (MyPTHub and MyPTHub LLC) and ClubWise UK and its wholly-owned subsidiary ClubWise Australia (collectively, “UK Fitness” and together with North American Fitness, “Fitness Solutions”), closed on July 1, 2024. The divestiture did not qualify for reporting as a discontinued operation. As a result, our consolidated financial statements include the results of North American Fitness and UK Fitness for all periods through the applicable date of sale.
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
We evaluate our estimates on an ongoing basis. We base these estimates on historical and anticipated results, trends, and various other assumptions we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recognized revenue and expenses that are not readily apparent from other sources. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates and assumptions.
Assets and Liabilities Held for Sale and Discontinued Operations
The Company classifies assets and liabilities as held for sale (the “disposal group”) in the period when all the relevant classification criteria have been met. Assets and liabilities held for sale are measured at the lower of carrying value or fair value less cost to sell. Any loss resulting from the measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of the disposal group until the date of sale. The fair value of the disposal group, less any cost to sell, are reassessed during each subsequent reporting period it remains classified as held for sale. Subsequent changes in the disposal group’s fair value less cost to sell will be reported as an adjustment to the carrying value of the disposal group to the extent that it does not increase the value of the disposal group beyond its original carrying value at the time it was initially classified as held for sale. Upon determining that the disposal group meets the criteria to be classified as held for sale, the Company discontinues depreciation and amortization and the related assets and liabilities are reported as held for sale on the consolidated balance sheets.
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
Concentrations of Risk
The Company maintains cash accounts at domestic and foreign financial institutions. At times and for cash maintained at domestic institutions, certain account balances may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company has not experienced any losses on such accounts, and management believes that its risk of loss is remote. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents.
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal. Restricted cash historically related to our fitness operations, which were disposed of in 2024 (see Note 3. Acquisition and Dispositions).
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

EverCommerce Inc.
Notes to Consolidated Financial Statements

Property and Equipment	Estimated Useful Life

Computer equipment and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Upon disposition, the cost of disposed assets and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to earnings/loss.
Capitalized Software, net
The Company capitalizes certain costs related to software developed for internal use for which it has no plans to market externally. Internal use software includes the software used for its SaaS offerings. We expense the costs of developing computer software until the software has reached the application development stage and capitalizes all costs incurred from that time until the software has been placed in service, at which time amortization of the capitalized costs begins. Determination of when the software has reached the application development stage is based upon completion of conceptual designs, evaluation of alternative designs and performance requirements. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to product development expense as incurred.
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
Cloud Computing Arrangements
The Company incurs costs to implement cloud computing arrangements hosted by third-party vendors that are considered service contracts. We capitalize certain implementation costs of cloud computing arrangements during the application development stage, consistent with the capitalization criteria used for internal use software. Capitalized implementation costs are amortized on a straight-line basis over its estimated useful life of five years. Capitalized amounts related to such arrangements are recorded within prepaid and other current assets and other non-current assets on the consolidated balance sheets, and the associated amortization expense is included within general and administrative expense on the consolidated statements of operations and comprehensive income (loss).
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
Impairment of Long-Lived Assets
During the fourth quarter of 2023, the Company evaluated the recoverability of our fitness asset group. As a result of our evaluation, we determined that the estimated fair value of our fitness asset group was insufficient to recover the net carrying value of the asset group resulting in an impairment charge of approximately $5.1 million during the three months ended December 31, 2023, of which $3.1 million related to intangible assets. Additionally, the Company ceased use of certain leased premises and subleased certain facilities resulting in an impairment charge of $1.2 million to impair the right-of-use lease assets to their fair value during the year ended December 31, 2023. The impairment charges are recorded in impairment expense on the consolidated statements of operations

EverCommerce Inc.
Notes to Consolidated Financial Statements
and comprehensive income (loss). There were no impairments of long-lived assets during the years ended December 31, 2025 and 2024, other than the abandonment of certain features of its capitalized software as more fully described in Note 8. Capitalized Software.
Goodwill
Goodwill represents the excess of purchase price over amounts allocated to identifiable assets acquired and liabilities assumed in business combinations. The carrying value of goodwill is evaluated for impairment at least annually or more frequently whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. The Company performs an annual impairment review of its goodwill balance during the fourth quarter or more frequently if business factors indicate. Prior to performing a quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of the reporting unit exceeds its carrying value. In the event the Company determines that it is more likely than not the carrying value of a reporting unit is higher than its estimated fair value, quantitative testing is performed comparing recorded values to estimated fair values. Alternatively, the Company may perform a quantitative assessment for the annual review of recoverability rather than a qualitative assessment. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. We recorded goodwill impairment losses during the years ended December 31, 2025 and 2024 (see Note 3. Acquisition and Dispositions). We did not incur any goodwill impairment losses during the year ended December 31, 2023.
Leases
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. We also consider whether our service arrangements include the right to control the use of an asset. Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We do not recognize right-of-use (“ROU”) lease assets and lease liabilities for leases with a term of 12 months or less. For all other leases, operating lease assets and liabilities are recognized at commencement based on the present value of lease payments over the lease term. The ROU lease assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are adjusted for lease incentives.
The Company’s leases do not provide a readily determinable implicit interest rate and we use our incremental borrowing rate to measure the lease liability and corresponding ROU lease assets. Our incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis adjusted for market conditions and the length of the lease term. Judgment is applied in assessing factors such as Company-specific credit risk, lease term, nature and quality of the underlying collateral, currency, and economic environment in determining the incremental borrowing rate to apply to each lease.
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
Lease expense is recognized on a straight-line basis over the non-cancelable lease term and is recorded to general and administrative expense on the statements of operations and comprehensive income (loss). Operating ROU lease assets are included in other non-current assets and operating lease liabilities are included in accrued expenses and other and other non-current liabilities on our consolidated balance sheets.
The Company does not have any leases classified as finance leases.
Deferred Financing and Credit Facility Costs
Deferred financing costs and discounts on long-term debt are capitalized and netted with long-term debt and amortized over the term of the related debt, using the effective interest method. Costs incurred in connection with the establishment of revolving credit facilities are capitalized and amortized over the term of the related facility period, using the straight-line method. Amortization of debt issuance costs, noncash discounts and other credit facility costs are included in interest expense on the consolidated statements of operations and comprehensive income (loss).

EverCommerce Inc.
Notes to Consolidated Financial Statements
Revenue Recognition
In accordance with U.S. GAAP, the Company performs the following steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its contracts with customers: (i) identification of the contract with a customer; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as each performance obligation is satisfied. The Company assesses the goods or services promised within each contract to determine if they are distinct and represent a performance obligation. The Company then allocates the transaction price to the respective performance obligations, and recognizes revenue when (or as) the performance obligations are satisfied. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these goods or services.
The Company maintains two primary categories of revenue sources:
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
•License and related support services: Revenues from the sale of distinct on-premise licenses are generally recognized at the point in time when the software is made available to the customer to download or use. Revenues from the sale of license related support services are generally recognized ratably over the contractual period that the services are delivered. Within these arrangements, the Company is obligated to make the support services available continuously throughout the contract and the customer simultaneously receives and consumes the benefit of making these services available throughout the contract period. Contracts are generally fixed price and may be invoiced on a monthly, quarterly or annual basis, with standard payment terms ranging from due upon receipt to 30 days. The timing of revenue recognition may differ from the timing of invoicing customers due to the existence of these invoicing practices as well as the requirement to recognize revenue on a relative stand-alone selling price basis between the on-premise license and related support.
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
Other:
Other revenues generally consist of fees associated with the sale of distinct professional services, in support of subscription revenue and hardware. Professional service offerings are typically sold as part of an arrangement for products or services included within subscription revenue. Professional services associated with subscription revenue generally relate to standard implementation, configuration, installation or training services applied to both SaaS and on-premise deployment models. Professional service revenue is recognized over time as the services are performed, as the customer simultaneously receives and consumes the benefit of these services. Professional service contracts are offered at either a fixed or a variable price and may be invoiced in advance or arrears of the services being provided.
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
The Company’s contracts may include standard warranty or service level provisions that state promised goods and services will perform and operate in all material respects as defined in the respective agreements. We have determined that these represent assurance-type warranties, and we have not incurred any material costs as a result of such commitments.
Cost to Obtain and Fulfill a Contract:
The Company incurs certain costs to obtain contracts, principally sales, third-party commissions and third-party fulfillment fees, which we capitalize when the liability has been incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year (as the Company has elected the practical expedient to expense any costs to obtain a contract when the liability is incurred if the amortization period of such costs would be one year or less).
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
Advertising
We expense the cost of advertising as incurred, which is primarily for internet-based advertising to market our products and services. For the years ended December 31, 2025, 2024 and 2023, advertising expenses included in sales and marketing expenses on the consolidated statements of operations and comprehensive income (loss) were $22.6 million, $23.6 million and $23.0 million, respectively.
Stock-based Compensation
The Company measures stock-based compensation awards made to employees and directors based on the estimated grant date fair value of the awards and recognize the compensation expense on a straight-line basis over the applicable service period. We use the

EverCommerce Inc.
Notes to Consolidated Financial Statements
Black-Scholes option-pricing model to estimate the fair value of options granted with time-based vesting and performance-based vesting terms, respectively, which requires the use of assumptions, including the fair value of the common stock, expected volatility, expected term, risk-free interest rate and expected dividends. We estimate expected volatility based on the historical volatility of our common stock. The expected term represents the estimated average period of time that the option will remain outstanding using the “simplified” method that measures the expected term as the average of the vesting period and the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on history and the expectation of paying no dividends.
The Company estimates forfeitures at the date of grant and adjust these estimates to actual forfeitures as they occur. These assumptions involve inherent uncertainties including market conditions and employee behavior that are generally outside of the Company’s control. Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest.
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
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The Company includes cumulative foreign currency translation adjustments in comprehensive income (loss) as described below.
Net Income (Loss) per Share Attributable to Common Stockholders
The Company computes basic net income (loss) per share attributable to its common stockholders by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per share of common stock attributable to common stockholders is computed by dividing net income (loss) by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury stock method. Potentially dilutive securities consisting of outstanding stock options, restricted stock units (“RSUs”), and common stock pursuant to the Employee Stock Purchase Plan (“ESPP”) are considered to be common stock equivalents and are excluded from the calculation of diluted net loss per share when their effect would be antidilutive (see Note 12. Stock-Based Compensation).
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
For the Company’s subsidiaries that operate primarily in the U.S. dollar, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at the Spot Rate in effect as of the date of the consolidated balance sheets. Non-monetary assets and liabilities are remeasured using historical exchange rates. Income and expense elements are remeasured at the average exchange rates during the respective periods in which the elements are recognized within the consolidated statements of operations and comprehensive income (loss).

EverCommerce Inc.
Notes to Consolidated Financial Statements
Recently Issued Accounting Pronouncements
The Company evaluates all ASUs issued by the FASB for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.
Accounting pronouncements issued and adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update is intended to improve transparency of income tax disclosure by requiring consistent categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in this update are effective for annual periods beginning after December 15, 2024 with early adoption permitted. The amendments in this update should be applied on a prospective basis with retrospective application permitted. The Company adopted this ASU for the year ended December 31, 2025, which resulted in additional disclosures in Note 16. Income Taxes included within the Notes to the Consolidated Financial Statements.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient for entities estimating expected credit losses on current trade receivables and contract assets arising from revenue transactions accounted for under Topic 606. The practical expedient permits an entity to assume current conditions as of the balance sheet date will not change for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses. The amendments in this update are effective for interim and annual periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The amendments in this update should be applied on a prospective basis. The Company is currently evaluating the impact of adopting the amendments in this update on its consolidated financial statements and disclosures.
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
Note 3. Acquisition and Dispositions
ZyraTalk Acquisition
On September 15, 2025, the Company acquired 100% of the interest of Joblyt LLC, dba ZyraTalk (“ZyraTalk”), an AI-powered customer engagement solution that combines virtual assistant capabilities with an agentic automation platform, for approximately $36.1 million in cash, not inclusive of an additional $6.5 million of contingent consideration, which could be paid over the next three years related to post-combination employment services. The acquisition helps to establish EverCommerce as an AI-driven innovator, beginning with near-term application in its Home and Field Services vertical, EverPro, and the Company plans to extend ZyraTalk into broader opportunities across its other verticals.
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
The Company has preliminarily measured the identifiable assets and liabilities assumed at their acquisition date estimated fair values separately from goodwill, which represent Level 3 fair value measurements as defined in ASC 820, Fair Value Measurement. The estimated fair values were determined by management using the assistance of third-party valuation specialists, and this evaluation is not yet final. The valuation methods used to determine the estimated fair value of intangible assets included the income approach---relief from royalty method for trademarks and developed technology with estimated useful lives of five years, and the income approach---multi period excess earnings method for customer relationships with an estimated useful life of nine years. A number of assumptions and estimates were involved in the application of these valuation methods, including revenue forecasts, expected competition, costs of revenues, obsolescence, tax rates, capital spending, customer attrition rates, discount rates and working capital changes. Cash flow forecasts were generally based on pre-acquisition forecasts coupled with estimated revenues and cost synergies available to a market participant.
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
The financial results of ZyraTalk since the closing through December 31, 2025, were not material to the Company’s consolidated financial statements, nor were they material to the Company’s prior period consolidated results on a pro forma basis.
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
Marketing Technology Solutions Disposition
On October 31, 2025, the Company completed the sale of its marketing technology solutions business to Ignite Visibility for approximately $45.0 million in cash, subject to certain closing adjustments, as part of its previously announced strategic review. As such, the assets and liabilities of the disposal group were classified as held for sale on our consolidated balance sheets as of December 31, 2024. The results of operations of marketing technology solutions are presented as discontinued operations on the consolidated statements of operations and comprehensive income (loss) through the date of sale. During the year ended December 31, 2025, we recognized a loss of $1.1 million related to the sale of marketing technology solutions and a goodwill impairment charge of $6.9 million, which are included in loss on sale and impairments within discontinued operations on our consolidated statements of operations and comprehensive income (loss).
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
The following table summarizes the results of operations of marketing technology solutions reported as discontinued operations:

	Twelve Months Ended December 31,
	2025	2024	2023
	(in thousands)
Total revenues	$107,190	$136,580	$140,498
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	78,150	103,592	103,602
Sales and marketing	8,053	8,407	9,869
Product development	3,963	3,494	3,470
General and administrative	8,248	10,824	8,882
Depreciation and amortization	1,191	8,174	9,329
Loss on held for sale and impairments	8,031	28,039	—
Total operating expenses	107,636	162,530	135,152
Operating (loss) income	(446)	(25,950)	5,346
Other income, net	3	1	1
Net (loss) income before income tax (expense) benefit	(443)	(25,949)	5,347
Income tax (expense) benefit	(162)	57	(262)
(Loss) income from discontinued operations, net of income tax	$(605)	$(25,892)	$5,085
The components of assets and liabilities classified as held for sale on the consolidated balance sheets were as follows:

December 31,
2024
(in thousands)

Assets:
Accounts receivable, net	$9,065
Contract assets	474
Prepaid expenses and other current assets	1,883
Property and equipment, net	529
Capitalized software, net	2,071
Other non-current assets	3,359
Intangible assets, net	15,668
Goodwill	23,152
Assets held for sale	$56,201

Liabilities:
Accounts payable	$1,442
Accrued expenses and other	7,659
Deferred revenue	3,009
Customer deposits	2,188
Other long-term liabilities	973
Liabilities held for sale	15,271
Assets held for sale, net	$40,930

EverCommerce Inc.
Notes to Consolidated Financial Statements
The following table presents the significant non-cash items related to discontinued operations that are included in the accompanying statements of cash flows:

	Twelve Months Ended December 31,
	2025	2024	2023
	(in thousands)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,191	8,174	9,329
Share-based compensation	500	761	569
Loss on assets held for sale and impairments	8,031	28,039	—
In connection with the sale, we entered into a transition services agreement (“TSA”) with Ignite Visibility to provide services including information technology, finance, and accounting support. During the year ended December 31, 2025, we recorded $0.4 million of income related to support services provided under the TSA, which is included in interest income and other income (expense), net on our consolidated statements of operations and comprehensive income (loss). As of December 31, 2025, we had a receivable of $3.1 million related to amounts due under the TSA, which is included in prepaid expenses and other current assets on our consolidated balance sheets.
Fitness Solutions Disposition
On March 13, 2024, the Company entered into definitive sale and purchase agreements to sell its fitness solutions to Jonas Software. The sale of North American Fitness closed simultaneously with signing and the sale of UK Fitness closed July 1, 2024. The divestiture did not qualify for discontinued operations. During the year ended December 31, 2024, the Company recognized losses of $4.9 million, related to the sale of Fitness Solutions, which are included in loss on sale and impairments on our consolidated statements of operations and comprehensive income (loss). Additionally, the Company recognized $6.4 million of goodwill impairment charges representing the allocated goodwill to Fitness Solutions, which is included in loss on sale and impairments on our consolidated statements of operations and comprehensive income (loss).
Note 4. Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)

By pattern of recognition (timing of transfer of services):
Point in time	$13,466	$11,646	$14,158
Over time	575,441	550,539	520,713
Total	$588,907	$562,185	$534,871
By Geographical Market:
United States	$527,345	$500,557	$474,674
International	61,562	61,628	60,197
Total	$588,907	$562,185	$534,871
Contract Balances
Supplemental balance sheet information related to contracts from customers as of:

	December 31,
	2025	2024
	(in thousands)

Accounts receivables	$37,046	$31,090
Contract assets	$11,612	$12,839
Deferred revenue	$21,670	$22,107
Customer deposits	$12,519	$11,382
Long-term deferred revenue	$332	$512

EverCommerce Inc.
Notes to Consolidated Financial Statements
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
Contract liabilities: Contract liabilities, or deferred revenue, represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Long-term deferred revenue is included within other non-current liabilities on the consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2024 was $22.1 million for the year ended December 31, 2025. Revenue recognized from the contract liability balance at December 31, 2023 was $20.9 million for the year ended December 31, 2024.
Customer deposits: Customer deposits relate to payments received in advance for contracts, which allow the customer to terminate a contract and receive a pro rata refund for the unused portion of payments received to date.
Accounts Receivable
Activity in our allowance for expected credit losses is as follows for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Allowances for expected credit losses, beginning of year	$2,283	$3,328
Bad debt expense	3,349	2,111
Write-offs, net of recoveries	(1,997)	(3,007)
Disposition of Fitness Solutions	—	(96)
Transfer to held for sale	—	(53)
Allowance for expected credit losses, end of year	$3,635	$2,283
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Contracts that include 30-day termination rights are considered to be contracts with a term of one month and are therefore excluded from remaining performance obligations. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of December 31, 2025 was $18.4 million. The Company expects to recognize approximately 65% of its remaining performance obligations as revenue within the next year, 28% of its remaining performance obligations as revenue the subsequent year, 5% of its remaining performance obligations as revenue in the third year, and the remainder during the two-year period thereafter.
Cost to Obtain and Fulfill a Contract
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s consolidated balance sheets. The costs to obtain contracts are amortized over five years, which corresponds with the useful life of the related technology. Short-term assets were $10.3 million and $8.9 million at December 31, 2025 and 2024, respectively, and long-term assets were $16.2 million and $16.0 million at December 31, 2025 and 2024, respectively. The Company recorded $6.0 million, $5.3 million and $4.4 million of amortization expense related to assets for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in sales and marketing expense on the consolidated statements of operations and comprehensive income (loss), as well as $3.8 million, $3.1 million and $2.3 million, respectively, which is included in cost of revenues expense on the consolidated statements of operations and comprehensive income (loss).

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 5. Goodwill
Goodwill activity for the years ended December 31, 2025 and 2024 (in thousands):

Balance, January 1, 2024	$876,229
Impairments	(6,418)
Effect of foreign currency exchange rate changes	(6,659)
Balance, December 31, 2024	863,152
Acquired goodwill	29,118
Effect of foreign currency exchange rates	1,532
Balance, December 31, 2025	$893,802

Accumulated impairment losses at December 31, 2025	$(6,418)
Note 6. Intangible Assets
Intangible assets consisted of the following as of:

	December 31, 2025
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	5-20 years	$515,874	$369,843	$146,031
Developed technology	5-12 years	95,347	83,777	11,570
Trade names	3-10 years	34,663	28,027	6,636
Non-compete agreements	5 years	1,907	1,904	3
Total		$647,791	$483,551	$164,240

	December 31, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer relationships	5- 20 years	$511,374	$327,038	$184,336
Developed technology	2-12 years	93,855	76,430	17,425
Trade names	3-10 years	33,881	24,477	9,404
Non-compete agreements	2-5 years	1,936	1,929	7
Total		$641,046	$429,874	$211,172
Amortization expense was $53.9 million, $67.8 million and $82.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The weighted average remaining useful life of intangible assets acquired is 6.7 years, 7.4 years and 8.8 years for the years ended December 31, 2025, 2024 and 2023, respectively.
In determining the useful life for each category of intangible asset, the Company considered the following: the expected use of the intangible, the longevity of the brand and considerations for obsolescence, demand, competition and other economic factors.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Amortization expense for the Company’s intangible assets is as follows (in thousands):

Year Ended December 31,
2026	$43,123
2027	33,884
2028	27,490
2029	19,437
2030	14,269
Thereafter	26,037
Total amortization expense for the Company’s intangible assets	$164,240
Note 7. Property and Equipment
Property and equipment consisted of the following as of:

	December 31,
	2025	2024
	(in thousands)

Computer equipment and software	$11,748	$9,873
Furniture and fixtures	3,152	3,058
Leasehold improvements	9,981	9,988
Total property and equipment	24,881	22,919
Less accumulated depreciation	(19,137)	(16,790)
Property and equipment, net	$5,744	$6,129
Depreciation expense was $2.6 million, $3.1 million and $4.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2024, we recorded an impairment charge of $0.2 million to leasehold improvements, which is included in loss on sale and impairments on the consolidated statements of operations and comprehensive income (loss) (see Note 2. Summary of Significant Accounting Policies).
Note 8. Capitalized Software
Capitalized software consisted of the following as of:

	December 31,
	2025	2024
	(in thousands)
Capitalized software	$96,215	$68,057
Less accumulated amortization	(37,247)	(26,462)
Capitalized software, net	$58,968	$41,595
Amortization expense was $10.8 million, $9.8 million and $8.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the ordinary course of business, the Company may determine that certain capitalized features of its software will no longer be used either internally or to deliver value to its customers. During the years ended December 31, 2025, 2024 and 2023, we recorded a charge of $0.5 million, $0.8 million and $0.6 million, respectively, related to capitalized costs associated with abandoned projects, which were included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).
During the year ended December 31, 2024, we recorded an impairment charge of $1.1 million, which is included in impairment expense on the consolidated statements of operations and comprehensive income (loss) (see Note 2. Summary of Significant Accounting Policies).
Note 9. Leases
The Company leases real estate from unrelated parties under operating lease agreements that have initial terms ranging from one year to 9 years. Some leases include one or more options to renew, generally at our sole discretion, of five additional years each.

EverCommerce Inc.
Notes to Consolidated Financial Statements
The components of lease expense are as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating lease cost	$3,582	$3,813
Variable lease cost	1,920	2,369
Short-term lease cost	397	409
Total lease cost	$5,899	$6,591
The Company ceased use of certain leased premises and subleased certain facilities resulting in impairment charges of $0.4 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively, to impair ROU lease assets to their fair value, which are included in loss on sale and impairments on our consolidated statement of operations and comprehensive income (loss) (see Note 2. Summary of Significant Accounting Policies).
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)

Cash paid for operating lease liabilities	$4,050	$6,218
Operating lease assets obtained in exchange for operating lease liabilities	$334	$1,602
Supplemental balance sheet information, included in other non-current assets, accrued expenses and other and other non-current liabilities on the consolidated balance sheet, related to leases is as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)

Operating lease right-of-use assets	$8,280	$10,464

Current operating lease liabilities	3,850	3,084
Long-term operating lease liabilities	9,963	13,212
Total operating lease liabilities	$13,813	$16,296
At December 31, 2025 and 2024, the weighted average remaining lease term for operating leases was 4.16 years and 5.15 years, and the weighted average discount rate was 5.2%, respectively.
Future undiscounted cash flows for each of the next five years and thereafter and the reconciliation to the lease liabilities recognized on the balance sheet as of December 31, 2025 is as follows (in thousands):

Year ended December 31,
2026	4,466
2027	3,609
2028	2,792
2029	2,481
2030	2,254
Thereafter	—
Total lease payments	15,602
Less: imputed interest	1,789
Total present value of lease liabilities	$13,813

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 10. Long-Term Debt
Long-term debt consisted of the following as of:

	December 31,
	2025	2024
	(in thousands)

Term note with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 2.25% (5.96610% at December 31, 2025) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2031	$526,625	$532,125
Revolver with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 2.00% (5.68751% at December 31, 2025), and outstanding balance due July 2030	—	—
Principal debt	526,625	532,125
Deferred financing costs on long-term debt	(2,447)	(3,069)
Discount on long-term debt	(787)	(1,114)
Total debt	523,391	527,942
Less current maturities	5,500	5,500
Long-term portion	$517,891	$522,442
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
On December 13, 2024, the Company entered into an amendment (the “2024 Amendment”) to the Credit Facilities to reduce the applicable margin and remove the credit spread adjustment from the existing Term Loan in its entirety in an aggregate principal amount of $533.5 million. Following the 2024 Amendment, the Term Loan bears interest, at the borrower’s election, at (x) a forward-looking term rate based upon the secured overnight financing rate (“SOFR”) (as defined in the Credit Facilities) plus an applicable margin of 2.50%, with a minimum forward-looking SOFR rate 0.50% or (y) Alternative Base Rate (“ABR”) (as defined in the Credit Facilities) plus an applicable margin of 1.50%, with a minimum ABR of 1.50%, in each case, with no step-downs. The credit spread adjustment was removed in connection with the 2024 Amendment. The refinanced Term Loan priced at par and refinanced the existing term loan outstanding under the Credit Agreement immediately prior to giving effect to the 2024 Amendment.
Effective as of June 10, 2025, the Company entered into an additional amendment to the Credit Facilities (the “June 2025 Amendment”) to reduce the commitments outstanding under the Revolver, extend the maturity of a portion of such commitments and reduce the applicable margin with respect to extended revolving loans. As a result of the June 2025 Amendment, commitments under the Revolver were reduced from $190.0 million to $155.0 million. With respect to $125.0 million of such commitments, (i) the maturity date was extended to January 6, 2028 and (ii) the applicable margin for (x) Term SOFR (as defined in the Credit Facilities) loans was reduced to 2.50% and (y) ABR (as defined in the Credit Facilities) loans was reduced to 1.50%, in each case, subject to a single 0.25% step-down based on the Company’s first lien net leverage ratio. With respect to the remaining $30.0 million of such commitments, (i) the maturity date remains July 6, 2026 and (ii) the applicable margin was unchanged.
On July 29, 2025, the Company entered into an amendment to the Credit Facilities (the “July 2025 Amendment”) to, among other things, refinance the existing Term Loan in an aggregate principal amount of $529.4 million. The July 2025 Amendment, among other things, (i) extends the maturity date of the Term Loan to July 6, 2031, and (ii) reduces the applicable margin by 25 basis points with respect to all term loans. The Term Loan bears interest, at the Borrower’s election, at (x) Term SOFR (as defined in the Credit Agreement) plus an applicable margin of 2.25%, with a minimum Term SOFR rate of 0.50% or (y) ABR (as defined in the Credit Agreement) plus an applicable margin of 1.25%, with a minimum ABR of 1.50%, in each case, with no step-downs. The refinanced Term Loan priced at par and refinanced the existing term loan outstanding under the Credit Agreement immediately prior to giving effect to the July 2025 Amendment.
Pursuant to the July 2025 Amendment, with respect to $125.0 million of commitments under the existing $155.0 million Revolver, (i) the maturity date was extended to July 29, 2030 and (ii) the applicable margin for (x) Term SOFR loans was reduced to 2.00% and (y) Alternate Base Rate loans was reduced to 1.00%, in each case, subject to a 25 basis points step-up based on the Company’s first lien net leverage ratio. Other than the changes noted above, the terms and conditions of all commitments at closing as well as those extending beyond the original maturity date remain the same as the existing Revolver. Accordingly, $155.0 million of availability remains under the Revolver until July 6, 2026 and then reduces to $125.0 million through July 29, 2030.

EverCommerce Inc.
Notes to Consolidated Financial Statements
The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of December 31, 2025, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. The fair value amounts were approximately $529.3 million and $537.4 million as of December 31, 2025 and 2024, respectively.
The Company has entered into the following interest rate swap agreements in connection with its Credit Facilities to convert a portion of the floating rate component of the Term Loan from a floating rate to fixed rate:

Swap	Effective Date	Expiration Date	Fixed Interest Rate	Notional Amount	Asset (Liability) Fair Value at December 31, 2025
				(in thousands)	(in thousands)
Initial Swap	October 31, 2022	October 31, 2027	4.212%	$200,000	$(3,293)
Second Swap	March 31, 2023	October 31, 2027	3.951%	$100,000	$(1,178)
Third Swap	September 20, 2024	October 31, 2027	3.395%	$125,000	$(216)
The Swap Agreements are accounted for as derivatives whereby the fair value of the contract is reported within the consolidated balance sheets, and related gains and losses resulting from changes in the fair value are reported in interest and other expense, net, in the statements of operations and comprehensive income (loss). As of December 31, 2025 the fair value of the Swap Agreements was a liability of $4.7 million, which is reported in other non-current liabilities on the consolidated balance sheets. As of December 31, 2024 the fair value of the Initial Swap was a liability of $0.9 million, while the fair value of the Second and Third Swaps were an asset of $2.4 million, which are reported in other non-current liabilities and other non-current assets, respectively, on the consolidated balance sheets. The related net gains and losses resulting from changes in fair value were a loss of $6.2 million, a gain of $6.4 million and a loss of $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and are secured by substantially all assets of the Company. As of December 31, 2025, the Company was in compliance with all of its financial covenants.
Aggregate maturities of the Company’s debt are as follows (in thousands):

Year Ended December 31,
2026	$5,500
2027	5,500
2028	5,500
2029	5,500
2030	5,500
Thereafter	499,125
Total aggregate maturities of the Company’s debt	$526,625
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

EverCommerce Inc.
Notes to Consolidated Financial Statements
The Company repurchased and retired 8.2 million shares of common stock pursuant to the Repurchase Program for $85.6 million, including transaction fees and taxes, during the year ended December 31, 2025. As of December 31, 2025, $47.7 million remained available under the Repurchase Program.
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
In connection with the Initial Public Offering (“IPO”), the Company’s Board adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO and, as a result of which, the Company can no longer make awards under the 2016 Plan. The 2021 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2021 Plan was 22,000,000 shares, inclusive of available shares previously reserved for issuance under the 2016 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 3% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s Board, provided that no more than 22,000,000 shares may be issued upon the exercise of incentive stock options. Based on the number of outstanding shares of the Company’s common stock as of December 31, 2024, on January 1, 2025 the number of shares reserved for issuance under the 2021 Plan increased by 5.5 million.
In August 2024, the Company adopted a "withhold to cover" program, which allows it to withhold common stock from employees in connection with the settlement of income tax withholding obligations arising from the vesting of RSUs under the 2021 Plan.
Stock options
During the years ended December 31, 2025 and 2024, the Company granted time-based and performance-based stock options to employees and directors. Time-based options granted under the 2016 Plan vest 25% after one year, and then monthly over the next three years. Time-based options granted to newly hired employees under the 2021 Plan generally vest 25% after one year and then quarterly over the next three years. The vesting schedule for options granted to existing employees provides that the options vest ratably in quarterly installments over a period of four years. Time-based options granted under both the 2016 Plan and the 2021 Plan expire 10 years from date of grant and carry an exercise price equal to the fair market value at the date of grant as determined by the Company’s Board for options granted under the 2016 Plan and an exercise price equal to the closing price of the Company’s stock at the date of grant for options granted under the 2021 Plan. The Company did not grant stock options in 2023.
The performance-based options generally carried an exercise price equal to the fair market value at the date of grant as determined by the Board and expired 10 years from date of grant.
The relevant data used to determine the value of the stock options is as follows:

	December 31,
	2025	2024	2023 (1)

Weighted-average risk-free interest rate	1.63%	1.89%	N/A
Expected term in years	6.1	6.1	N/A
Weighted-average expected volatility	48.5%	49.5%	N/A
Expected dividends	0%	0%	N/A
(1) There were no stock options granted during 2023.

EverCommerce Inc.
Notes to Consolidated Financial Statements
A summary of stock option activity for the year ended December 31, 2025 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(in thousands except for exercise price and term in years)

Outstanding balance at January 1, 2025	14,488	$10.17	4.97	$19,294
Granted	1,508	9.97
Exercised	(954)	9.10
Cancelled	(1,564)	14.34
Outstanding balance at December 31, 2025	13,478	$10.05	5.07	$27,659

Exercisable at December 31, 2025	10,095	$9.98	4.52	$25,311
The weighted-average grant date fair value of time-based stock options granted was $4.75, $5.31, and nil, for the years ended December 31, 2025, 2024 and 2023, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $1.7 million, $2.8 million and $2.2 million, respectively. Compensation expense of $4.6 million, $5.4 million and $8.8 million was recognized in the statements of operations and comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023, respectively. The unrecognized compensation expense associated with outstanding time-based stock options at December 31, 2025 was $6.3 million, which is expected to be recognized over a weighted average period of 2.77 years.
Restricted Stock Units
During the years ended December 31, 2025, 2024 and 2023, the Company issued time vesting RSUs. The vesting schedule for awards granted to newly hired employees provides that the awards vest over a four-year period starting on the grant date, with 25% of the awards vesting on the one-year anniversary, and then in equal quarterly installments for the subsequent three years. The vesting schedule for awards granted to existing employees provides that the awards vest ratably in quarterly installments over a period of four years. The Company records compensation expense for these awards on a straight-line basis, which approximates the service period. Compensation expense of $22.4 million, $19.4 million and $15.0 million related to these awards was recognized in the statements of operations and comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023, respectively. The unrecognized compensation expense associated with the RSUs at December 31, 2025 was $39.3 million, which is expected to be recognized over a weighted average period of 2.70 years.
The summary of time vesting restricted stock units activity for the year ended December 31, 2025 is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in thousands except for fair value)

Unvested, restricted stock units at January 1, 2025	3,901	$10.18
Granted	3,684	9.92
Vested	(1,955)	10.30
Forfeited	(1,040)	9.86
Unvested, restricted stock units at December 31, 2025	4,590	$10.00
2021 Employee Stock Purchase Plan
In connection with the IPO, the Company’s Board adopted the 2021 ESPP. The ESPP is designed to allow eligible employees to purchase shares of our common stock, at periodic intervals, with their accumulated payroll deductions. The aggregate number of shares of common stock that were initially reserved for issuance under the ESPP is equal to the sum of (i) 4,500,000 shares and (ii) an annual increase on the first day of each calendar year beginning in 2022 and ending in and including 2031 equal to the lesser of (A) one percent (1%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board; provided that in no event will more than 60,000,000 shares of our common stock be available for issuance under the ESPP. Compensation expense of $1.0 million, $1.0 million and $1.2 million related to the ESPP was recognized in the statements of operations and comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023, respectively.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Stock-based Compensation Expense
Stock-based compensation expense was classified in the accompanying consolidated statements of operations and comprehensive income (loss) as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)

Cost of revenues	$345	$387	$367
Sales and marketing	1,656	1,163	1,634
Product development	2,480	1,939	2,194
General and administrative	23,448	22,241	20,796
Total stock-based compensation expense	$27,929	$25,730	$24,991
Note 13. Net Income (Loss) Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net income (loss) per share for the Company’s common stock as of:

	Year Ended December 31,
	2025	2024	2023
	(in thousands except per share amounts)

Numerator:
Net income (loss) from continuing operations	$18,204	$(15,197)	$(50,705)
Income (loss) from discontinued operations, net of income tax	(605)	(25,892)	5,085
Net income (loss) attributable to common stockholders	$17,599	$(41,089)	$(45,620)

Denominator:
Weighted-average shares of common stock outstanding, basic	181,393	184,898	188,939
Weighted-average shares of common stock outstanding, diluted	183,907	184,898	188,939

Net income (loss) per share attributable to common stockholders, basic:
Continuing operations	$0.10	$(0.08)	$(0.27)
Discontinued operations	—	(0.14)	0.03
Net income (loss) per share	$0.10	$(0.22)	$(0.24)

Net income (loss) per share attributable to common stockholders, diluted:
Continuing operations	$0.10	$(0.08)	$(0.27)
Discontinued operations	—	(0.14)	0.03
Net income (loss) per share	$0.10	$(0.22)	$(0.24)
The following table illustrates the reconciliation of the denominators of the basic and diluted EPS computations for income (loss) from continuing operations and loss from discontinued operations, net of income tax.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Weighted-average shares of common stock outstanding, basic	181,393	184,898	188,939
Shares of common stock subject to outstanding RSUs	1,077	—	—
Shares of common stock subject to outstanding options	1,219	—	—
Shares of common stock pursuant to ESPP	218	—	—
Weighted-average shares of common stock outstanding, diluted	183,907	184,898	188,939

EverCommerce Inc.
Notes to Consolidated Financial Statements
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect:

	December 31,
	2025	2024	2023

Outstanding stock options and unvested RSUs	15,772	18,390	16,674
Shares of common stock pursuant to ESPP	—	196	278
Total anti-dilutive outstanding potential common stock	15,772	18,586	16,952
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
The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. We utilize a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
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
There were no transfers between fair value measurement levels during the years ended December 31, 2025 and 2024.
The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of:

	December 31, 2025				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$2,376	$—	$—	$2,376	Cash equivalents
Liability:
Interest rate swaps	$—	$4,687	$—	$4,687	Other non-current liabilities

	December 31, 2024				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Money market	$9,324	$—	$—	$9,324	Cash equivalents
Interest rate swaps	—	2,443	—	2,443	Other non-current assets
Liability:
Interest rate swap	$—	$947	$—	$947	Other non-current liabilities

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 15. Retirement Plan
Effective January 1, 2009, EverCommerce Inc. adopted a defined contribution savings plan under section 401(k) of the Internal Revenue Code (the “401(k)”). The 401(k) covers substantially all employees who meet minimum age and service requirements and allows participants to contribute a portion of their pre-tax and post-tax annual compensation in accordance with prescribed limits. The Company may make discretionary and/or matching contributions to the 401(k). The Company matched 100% of employee contributions up to 4% of eligible compensation. Employer matching contributions were $5.1 million, $5.0 million and $4.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 16. Income Taxes
The components of our net income (loss) before income tax expense are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)

United States	$9,888	$(32,143)	$(49,483)
International	11,271	22,785	155
Net income (loss) before income tax expense	$21,159	$(9,358)	$(49,328)
As of December 31, 2025, a portion of our undistributed earnings from non-U.S. subsidiaries are intended to be indefinitely reinvested in non-U.S. operations, and therefore no U.S. deferred taxes have been recorded. As of December 31, 2025, there was no material unrecognized deferred tax liability related to countries where we are indefinitely reinvested. The remaining undistributed earnings from non-U.S. subsidiaries are not permanently reinvested, however, due to a combination of anticipated tax treatment and losses, no material deferred tax liability exists.
The components of the provision for income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)

Current:
Federal	$47	$311	$—
State	804	1,280	1,494
Foreign	2,633	1,335	1,647
Total current	3,484	2,926	3,141
Deferred:
Federal	(4,418)	(9,237)	(5,700)
State	(4)	(2,221)	(2,402)
Foreign	962	289	(256)
Change in valuation allowance - United States	5,982	14,183	10,082
Change in valuation allowance - State (1)	(713)	—	—
Change in valuation allowance - Foreign	(2,338)	(101)	(3,488)
Total deferred	(529)	2,913	(1,764)
Total income tax expense	$2,955	$5,839	$1,377
(1) 2025 presentation of change in state valuation allowance is provided separately due to the prospective adoption of ASU 2023-09.

EverCommerce Inc.
Notes to Consolidated Financial Statements
The Company’s deferred tax assets and liabilities, included in other non-current liabilities on the consolidated balance sheets, related to temporary differences and operating loss carryforwards were as follows:

	December 31,
	2025	2024
	(in thousands)

Deferred tax assets:
Net operating losses	$27,027	$29,277
163(j) interest limitation	31,786	33,187
Reserves and accrued expenses	6,081	6,571
Property and equipment depreciation	—	463
Capitalized software	—	2,726
Stock-based compensation	2,525	2,802
Intangibles	9,889	8,012
Lease liability	3,385	4,240
Capital loss carryforward	22,248	10,795
Other	4,363	2,974
Total deferred tax assets	107,304	101,047
Less: valuation allowance	(64,585)	(64,870)
Net deferred tax assets	42,719	36,177

Deferred tax liabilities:
Goodwill	(40,033)	(36,041)
Property and equipment depreciation	(31)	—
Capitalized software	(3,895)	—
Capitalized expenses	(4,210)	(4,951)
Operating lease right-of-use assets	(2,035)	(2,736)
Other	(674)	(1,039)
Total deferred tax liabilities	(50,878)	(44,767)
Net deferred tax liabilities	$(8,159)	$(8,590)
The Company had net operating loss, capital loss, and tax credit carryforwards as of the financial statement date as follows:

	Amount	Expiration Years
	(in thousands)

Net operating losses, federal (Post December 31, 2017)	$19,063	Indefinite
Net operating losses, federal (Pre January 1, 2018)	$167	2036
Net operating losses, state	$6,988	Various
Net operating losses, foreign	$809	2038 - Indefinite
Capital loss, federal	$22,248	2029
Tax credits, federal	$2,357	Various
Tax credits, state	$108	Various
Tax credits, foreign	$362	Various
Management has not considered future projections of income in this analysis due to the Company’s history of losses. The Company has determined that it is more likely than not that a portion of the deferred tax assets will not be realized and has recorded a valuation allowance of $64.6 million and $64.9 million as of December 31, 2025 and 2024, respectively, against the deferred tax assets. If the Company’s assumptions change and we determine that we will be able to realize these deferred tax assets, the tax benefits related to

EverCommerce Inc.
Notes to Consolidated Financial Statements
any reversal of the valuation allowance on deferred tax assets as of December 31, 2025, will be accounted for as follows: $64.2 million will be recognized as a reduction of income tax expense and $0.4 million will be recorded as an increase in equity.
A reconciliation of our valuation allowance on deferred tax assets is as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)

Balance at beginning of period	$64,870	$51,904
Additions to valuation allowance	2,931	12,992
Reductions recorded from sale of business	(3,254)	(541)
Additions recorded as a decrease in equity	396	771
Reductions recorded as an increase in equity	(358)	(256)
Balance at end of period	$64,585	$64,870
The Company files income tax returns in the U.S. federal jurisdiction, Colorado, various other state jurisdictions, Canada, Jordan, the United Kingdom, Australia and New Zealand. The years open for audit vary depending on the tax jurisdiction. In the U.S., the Company's federal tax returns for the years before 2022 (year ended December 31, 2022) are no longer subject to audit. The net operating losses utilized during the open periods from select years prior to 2022 are subject to examination. The foreign jurisdictions statutes vary but are generally four years from assessment of the return.
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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)

Balance at beginning of period	$550	$531
Gross additions based on tax positions related to the current year	617	57
Gross reductions based on tax positions related to prior years	—	(38)
Balance at end of period	$1,167	$550
As of December 31, 2025 and 2024, unrecognized tax benefits of $1.2 million and $0.6 million, respectively, were recorded in other long-term liabilities, which would impact the annual effective tax rate if recognized. The Company recognizes interest and penalties, if any, related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statements of operations and comprehensive income (loss).
The Company, through its former foreign subsidiary Alnashmi Digital Marketing, LLC, provided exported technology services that were exempt from income tax through December 31, 2025 under Article (9/A/4) of Regulation No. 106 of the 2016 Regulations. Alnashmi Digital Marketing, LLC was sold as part of the Company’s marketing technology solutions disposition in 2025 and its operating results, including the related tax effects of the tax holiday, are reported within discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss). The approximate dollar value of tax expense related to the tax holiday was nil and $0.1 million as of December 31, 2025 and 2024, respectively.
During the year ended December 31, 2024, we sold Fitness Solutions as discussed in Note 3. Acquisition and Dispositions, which resulted in an income tax benefit.
During the year ended December 31, 2025, we sold marketing technology solutions as discussed in Note 3. Acquisition and Dispositions, which resulted in an income tax benefit.
The tables below represent a reconciliation of the statutory federal income tax expense (benefit) to income tax expense. The Company has adopted the guidance in ASU 2023-09 on a prospective basis (see Note 2. Summary of Significant Accounting Policies). The

EverCommerce Inc.
Notes to Consolidated Financial Statements
following table reflects the rate reconciliation for the current year under the new guidance. Rate reconciliations for the years ending December 31, 2024 and 2023 are presented below the current year table under the prior guidance.

	Year Ended December 31,
	2025
	(in thousands, except percentages)

Provision for income taxes U.S. statutory rate	$4,443	21.00%
Change in income tax resulting from:
State and local income tax, net of federal income tax effect (1)	(238)	(1.12)
Foreign tax effects
New Zealand
Change in valuation allowance	(2,377)	(11.23)
Other	119	0.56
Canada
Rate differential	445	2.10
Other	65	0.31
Australia
Rate differential	273	1.29
Other	4	0.02
Other	342	1.62
Effect of cross-border tax laws
Foreign branch income	374	1.77
Other	82	0.39
Nontaxable or nondeductible items
Nondeductible compensation	2,704	12.78
Sale of marketing technology solutions	(7,976)	(37.70)
Other	809	3.82
Tax credits
Federal research and development tax credit	(2,573)	(12.16)
Foreign tax credit	(240)	(1.13)
Change in valuation allowance	5,982	28.27
Changes in unrecognized tax benefits	617	2.92
Other	100	0.47
Income tax expense	$2,955	13.98%
(1) The tax effect in this category primarily reflects state and local taxes in Florida and Texas.

EverCommerce Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024		2023
	(in thousands, except percentages)

Benefit at U.S. statutory rate	$(1,965)	21.00%	$(10,359)	21.00%
Change in income tax resulting from:
State income benefit, net of federal benefit	(1,715)	18.33	(999)	2.03
Stock-based compensation	416	(4.45)	2,513	(5.09)
Nondeductible compensation	1,863	(19.91)	876	(1.78)
Nondeductible transaction costs	—	—	61	(0.12)
Foreign rate differential	1,484	(15.86)	55	(0.11)
Change in valuation allowance	14,082	(150.48)	6,595	(13.37)
Intellectual property migration	—	—	—	—
Change in deferred state income tax rate	633	(6.76)	193	(0.39)
US taxation of foreign income	13	(0.14)	1,512	(3.07)
Goodwill impairment	724	(7.74)	—	—
Sale of Fitness Solutions	(9,424)	100.71	—	—
Tax credits	(526)	5.62	—	—
Other	254	(2.72)	930	(1.89)
Income tax expense	$5,839	(62.40)%	$1,377	(2.79)%
Net cash paid for income taxes consisted of the following:

Year Ended December 31,
2025
(in thousands)

Federal	$123
State
Florida	447
Texas	249
Other	410
Total state	1,106
Foreign
Canada	1,672
Other	191
Total foreign	1,863
Total cash paid	$3,092
On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act also includes certain changes to the US taxation of foreign activity, including changes to foreign tax credits, global intangible low-taxed income, foreign-derived intangible income, and base erosion and anti-abuse tax, amongst other changes. The Company’s tax provision for the year ended December 31, 2025 includes the estimated impact of the Act. The Company will continue to evaluate the impact for future periods.

EverCommerce Inc.
Notes to Consolidated Financial Statements
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

Year Ended December 31,
2026	$17,255
2027	12,933
2028	10,543
2029	687
2030	—
Thereafter	—
Total future minimum payments due	$41,418
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
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of December 31, 2025 and 2024, the Company recorded a liability in the amount of $9.4 million and $10.7 million, respectively, within current liabilities and other long-term liabilities as a provision for sales and use and gross receipts tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.

EverCommerce Inc.
Notes to Consolidated Financial Statements
Note 18. Geographic Areas
The following table sets forth long-lived assets by geographic area:

	December 31,
	2025	2024
	(in thousands)

United States	$50,771	$38,362
International	$13,941	$9,362
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
The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Based on being a single reportable segment company, the Company has disclosed net income (loss) as its primary measure of profit or loss used by the CODM, which is reported on the consolidated statement of operations and comprehensive income (loss) as net income (loss) from continuing operations. The CODM is provided financial information inclusive of net income (loss) from continuing operations, which is used to assess performance of the segment and decide how to allocate resources. The CODM uses net income (loss) from continuing operations, among other metrics, to assist in evaluating the financial performance of the Company and monitoring budget versus actual results. The CODM does not review assets in evaluating segments results, and therefore, such information is not presented. The measure of segment assets is reported on the consolidated balance sheets as total assets.
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
The following table provides segment information for revenues, net loss and significant expenses:

	Year Ended December 31,
	2025	2024	2023
		(in thousands)
Total revenues	$588,907	$562,185	$534,871
Less(1):
Employee expense	234,538	232,396	230,427
Lead generation, marketing and advertising	34,705	34,214	32,357
Communication services	24,447	21,328	28,369
Third-party commissions	19,480	21,132	22,104
Software, tools and hosting	63,240	56,134	47,629
Legal and professional fees	53,610	43,751	32,563
Loss on sale and impairments	85	11,670	6,325
Other segment items(2)	32,324	34,708	43,145
Depreciation and amortization	67,228	80,650	94,872
Interest and other expense, net	38,091	35,560	46,408
Income tax expense	2,955	5,839	1,377
Total expenses	570,703	577,382	585,576
Net income (loss) from continuing operations	18,204	(15,197)	(50,705)
(Loss) income from discontinued operations, net of income tax	(605)	(25,892)	5,085
Net income (loss)	$17,599	$(41,089)	$(45,620)

(1) The significant expense categories and amounts align with information that is regularly reviewed by the CODM.
(2) Other segment items include corporate overhead expenses, transaction-related and other non-recurring or unusual costs, facility expenses, bad debt and other miscellaneous cost of services.

EverCommerce Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2025	2024	2023
		(in thousands)
Other Segment Disclosures
Interest income	$(3,427)	$(3,112)	$(1,024)
Interest expense	34,710	41,749	43,681
Other Significant Non-cash Items:
Stock-based compensation	27,929	25,730	24,991
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the existence of the material weakness described below. The material weakness did not result in any identified material misstatements in the current period consolidated financial statements, nor in any of the consolidated financial statements previously reported by us, and there were no changes in previously released financial results.
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
In connection with the preparation of the financial statements for this Annual Report on Form 10-K, we identified a material weakness, as previously disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2023 and December 31, 2024, that has not been remediated as of December 31, 2025 related to the lack of properly designed controls over certain of our order to cash revenue accounting processes. Specifically, adequate controls are not in place primarily as a result of (a) the lack of full system integration for certain of our order to cash systems and (b) control deficiencies within the manual controls designed to mitigate that risk.
Our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Remediation Efforts to Address Material Weakness
The material weakness identified above relates to the design and operation of controls over certain order to cash revenue accounting processes, driven primarily by incomplete system integration across certain legacy platforms and deficiencies in the design and execution of certain manual controls intended to mitigate revenue recognition risks within the order to cash process. As of December 31, 2025, this material weakness has not been remediated; however, management has made progress toward remediation.
During fiscal year 2025, management executed a variety of remediation activities across several product offerings. These efforts included (i) implementing integrated software solutions within the customer order to billing process for select product offerings, (ii) expanding finance, information technology, and operational resources with personnel experienced in internal control environments and U.S. GAAP, (iii) designing and implementing additional automated and manual controls within the order to cash cycle for certain product offerings, and (iv) providing targeted training to personnel responsible for executing and reviewing these controls.

The Company continues to operate a partially disaggregated technology environment due to historical acquisitions, and the full integration of systems supporting customer order to billing processes remains ongoing. Management’s ongoing remediation plan includes continuing the phased rollout of integrated systems across additional product offerings, further enhancements to manual control design where system integration is not yet complete, and continued evaluation and testing of the operating effectiveness of controls within the order to cash process. The material weakness will not be considered remediated until these controls are fully implemented and have operated effectively for a sufficient period of time.
Changes in Internal Control Over Financial Reporting
Other than as described above with respect to our remediation efforts to address the material weakness, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a) None.
(b) During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Code of Ethics
Our Board has adopted a written Code of Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer and controller, principal accounting officer, or persons performing similar functions. We have posted a current copy of our Code of Conduct and Ethics on our Investor Relations website at investors.evercommerce.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
Executive Officers and Directors
Information about our Executive Officers and Directors
The following table sets forth the name, age and position(s) of each of our executive officers and directors as of March 12, 2026:

Name	Age	Position(s) with EverCommerce	Principal Employment
Executive Officers
Eric Remer(1)	54	Chief Executive Officer and Director	Same
Matthew Feierstein	53	President	Same
Ryan Siurek	54	Chief Financial Officer	Same
Lisa Storey	44	Chief Legal Officer, Corporate Secretary and Chief Compliance Officer	Same
Non-Employee Directors
Penny Baldwin-Leonard(2)	68	Director	Former SVP and Chief Marketing Officer of Qualcomm Incorporated
Mark Hastings(3)	58	Director	Chief Executive Officer of PSG Equity L.L.C.
Tanner Austin	34	Director	Principal at PSG Equity L.L.C.
Joseph Osnoss(3)	48	Director	Managing Partner of Silver Lake
John Rudella(1)	55	Director	Director of Silver Lake
Richard A. Simonson(2)	67	Director	Managing Partner of Specie Mesa L.L.C.
Amy Guggenheim Shenkan(2)	61	Director	Ms. Shenkan has provided advisory services to Altamont Capital Partners
(1)Member of the Nominating and Corporate Governance Committee
(2)Member of the Audit Committee
(3)Member of the Compensation Committee
The remainder of the information required to be disclosed by this Item 10. will be included in the Company’s definitive proxy statement to be filed with the SEC with respect to its 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11. will be included in the Company’s definitive proxy statement to be filed with the SEC with respect to its 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12. will be included in the Company’s definitive proxy statement to be filed with the SEC with respect to its 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13. will be included in the Company’s definitive proxy statement to be filed with the SEC with respect to its 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
III-1

Item 14. Principal Accounting Fees and Services
The information required by this Item 14. will be included in the Company’s definitive proxy statement to be filed with the SEC with respect to its 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
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

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of EverCommerce Inc	8-K	001-40575	3.1	07/09/21
3.2	Amended and Restated Bylaws of EverCommerce Inc	8-K	001-40575	3.2	07/09/21
4.1	Form of Certificate of Common Stock	S-1/A	333-256641	4.1	06/23/21
4.2	Registration Rights Agreement by and between EverCommerce Inc. and certain security holders of EverCommerce Inc., dated May 7, 2021	S-1	333-256641	4.3	05/28/21
4.3	Sponsor Stockholders Agreement, dated as of June 30, 2021	8-K	001-40575	10.1	07/09/21
4.4	Management Stockholders Agreement, dated as of June 30, 2021	8-K	001-40575	10.2	07/09/21
4.5	Description of Capital Stock	10-K	001-40575	4.5	03/15/22
10.1#	Form of Indemnification Agreement between EverCommerce Inc. and its directors and officers	S-1/A	333-256641	10.1	06/23/21
10.2#	Amended & Restated 2016 Equity Incentive Plan and related form agreements thereunder	S-1/A	333-256641	10.2	06/23/21
10.3#	EverCommerce Inc. 2021 Incentive Award Plan	S-1/A	333-256641	10.6	06/23/21
10.4#	Form of RSU Agreement under the EverCommerce Inc. 2021 Incentive Award Plan	S-1/A	333-256641	10.6.1	06/23/21
10.5#	Form of Option Agreement under the EverCommerce Inc. 2021 Incentive Award Plan	S-1/A	333-256641	10.6.2	06/23/21
10.6#	EverCommerce Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-256641	10.7	06/23/21
10.7#	Employment Agreement by and between the Company and Eric Remer, dated July 1, 2021	10-K	001-40575	10.11#	03/15/22
10.8#	Employment Agreement by and between the Company and Matthew Feierstein, dated July 1, 2021	10-K	001-40575	10.12#	03/15/22
10.8.1#	Amendment to Executive Employment Agreement by and between Matthew Feierstein and EverCommerce Solutions Inc.	10-Q	001-40575	10.1	05/08/25
10.9#	Employment Agreement by and between the Company and Ryan Siurek dated August 6, 2024	10-Q	001-40575	10.2	11/12/24
10.10#	PaySimple, Inc. 2008 Equity Incentive Plan	S-8	333-268321	99.3	11/14/22
10.11	Credit Agreement, dated July 6, 2021	8-K	001-40575	10.3	07/09/21
IV-1

10.11.1	Amendment No. 1, dated as of November 23, 2021, to the Credit Agreement, dated as of July 6, 2021, among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the other parties and lenders party thereto	8-K	001-40575	10.1	11/23/21
10.11.2	Amendment No. 2, dated as of June 26, 2023, to the Credit Agreement, dated as of July 6, 2021, among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the other parties and lenders party thereto	10-Q	001-40575	10.1	08/08/23
10.11.3	Amendment No. 3, dated as of December 13, 2024, to the Credit Agreement, dated as of July 6, 2021, among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the other parties and lenders party thereto	8-K	001-40575	10.1	12/16/24
10.11.4	Amendment No. 4, dated as of June 10, 2025, to the Credit Agreement, dated as of July 6, 2021, among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the other parties and lenders party thereto.	8-K	001-40575	10.1	06/10/25
10.11.5	Amendment No. 5, dated as of July 29, 2025, to the Credit Agreement, dated as of July 6, 2021, among EverCommerce Intermediate Inc., EverCommerce Solutions Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the other parties and lenders party thereto.	8-K	001-40575	10.1	07/30/25
10.12	Collateral Agreement, dated July 6, 2021	8-K	001-40575	10.4	07/09/21
10.13	Guarantee Agreement, dated July 6, 2021	8-K	001-40575	10.5	07/09/21
10.14^	Office Lease by and among EverCommerce Solutions Inc. and BCSP RINO Property LLC, dated June 13, 2019	S-1	333-256641	10.13	05/28/21
10.15#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-40575	10.2	08/06/25
19.1	Insider Trading Compliance Policy	10-K	001-40575	19.1	03/13/25
21.1	List of Subsidiaries of the Registrant					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
97.1	EverCommerce, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40575	97.1	03/14/24
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
* Filed herewith.
** Furnished herewith.
# Denotes management contract or compensatory plan
^ Portions of the exhibit have been omitted as permitted under Item 601(b)(10)(iv) of Regulation S-K.
Item 16. Form 10-K Summary
None.
IV-2

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERCOMMERCE INC.

Date: March 12, 2026	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2026	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Eric Remer	Director and Chief Executive Officer (Principal Executive Officer)	March 12, 2026
Eric Remer

/s/ Ryan H. Siurek	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2026
Ryan H. Siurek

/s/ Penny Baldwin-Leonard	Director	March 12, 2026
Penny Baldwin-Leonard

/s/ Mark Hastings	Director	March 12, 2026
Mark Hastings

/s/ Tanner Austin	Director	March 12, 2026
Tanner Austin

/s/ Joseph Osnoss	Director	March 12, 2026
Joseph Osnoss

/s/ John Rudella	Director	March 12, 2026
John Rudella

/s/ Richard A. Simonson	Director	March 12, 2026
Richard A. Simonson

/s/ Amy Guggenheim Shenkan	Director	March 12, 2026
Amy Guggenheim Shenkan