Form 10-Q
period 2026-03-31
EverCommerce Inc.
filed 2026-05-07
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2026, there were 176,950,701 shares of the registrant’s common stock, par value $0.00001, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, macroeconomic and market conditions, equity compensation, business strategy, plans, market growth, future acquisitions and other capital expenditures, our stock repurchase program, plans for acquired businesses, progress towards remediation of our material weakness, and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our limited operating history and evolving business; our recent growth rates may not be sustainable or indicative of future growth; we have experienced net losses in the past and we may not achieve profitability in the future; we may continue to experience significant quarterly and annual fluctuations in our operating results due to a number of factors, which makes our future operating results difficult to predict; in order to support the growth of our business and acquisition strategy, we may need to incur additional indebtedness or seek capital through new equity or debt financings; we may not be able to continue to expand our share of our existing vertical markets or expand into new vertical markets; we face intense competition in each of the industries in which we operate; the industries in which we operate are rapidly evolving and the market for technology-enabled services that empower small and medium-sized businesses is relatively immature and unproven; we are subject to economic and political risk, the business cycles of our clients and changes in the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations; we are dependent on payment card networks, such as Visa and MasterCard, and payment processors, such as Worldpay and PayPal, and if we fail to comply with the applicable requirements of the payment networks or our payment processors, they can seek to fine us, suspend us, terminate our agreements and/or terminate our registrations through our bank sponsors; if we cannot keep pace with rapid developments and changes in the electronic payments market or are unable to introduce, develop and market new and enhanced versions of our software solutions we may be put at a competitive disadvantage with respect to our services that incorporated payment technology; real or perceived errors, failures or bugs in our solutions could adversely affect our business results of operations, financial condition and growth prospects; our and our third-party providers exposure to cybersecurity risks and incidents; our use of AI technologies may not be beneficial to our business, and may cause the performance of our products, services and business, as well as our reputation and reputations of our customers, to suffer or cause us to incur liability resulting from the violation of laws or contracts to which we are a party; our estimated total addressable market is subject to inherent challenges and uncertainties; failure to effectively develop and expand our sales and marketing capabilities; our ability to increase our customer base and achieve broader market acceptance and utilization of our solutions; impairment in the value of our goodwill or intangible assets; our information technology systems and our third-party providers’ information technology systems, including Worldpay, PayPal and other payment processing partners, may fail, or our third-party providers may discontinue providing their services or technology generally or to us specifically; the impact of a future pandemic, epidemic, or outbreak of infectious disease could impact our business, financial condition and results of operations, as well as the business or operations of third parties with whom we conduct business; we are subject to economic and political risk, the business cycles of our clients and changes in the overall level of consumer and commercial spending we may be unsuccessful in achieving our objectives through acquisitions, dispositions or other strategic transactions; revenues and profits generated through acquisitions may be less than anticipated, and we may fail to uncover all liabilities of acquisition targets; risks related to scrutiny on environmental sustainability and social initiatives; our ability to adequately protect or enforce our intellectual property and other proprietary rights; risk of patent, trademark and other intellectual property infringement claims; risks related to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations; risks related to our sponsor stockholders agreement and qualifying as a “controlled company” under the rules of The Nasdaq Stock Market; significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives; as well as the other factors described in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report on Form 10-K”), as updated by our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EverCommerce Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$129,316	$129,730
Accounts receivable, net of allowance for expected credit losses of $3.5 million and $3.6 million at March 31, 2026 and December 31, 2025, respectively	38,474	37,046
Contract assets	11,505	11,612
Prepaid expenses and other current assets	36,506	34,391
Total current assets	215,801	212,779
Property and equipment, net	6,043	5,744
Capitalized software, net	62,610	58,968
Other non-current assets	37,760	36,261
Intangible assets, net	152,940	164,240
Goodwill	893,124	893,802
Total assets	1,368,278	1,371,794
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,122	$5,125
Accrued expenses and other	52,198	55,836
Deferred revenue	21,554	21,670
Customer deposits	12,513	12,519
Current maturities of long-term debt	5,500	5,500
Total current liabilities	103,887	100,650
Long-term debt, net of current maturities and deferred financing costs	516,666	517,891
Other non-current liabilities	33,756	36,380
Total liabilities	654,309	654,921
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 177,250,834 and 178,111,971 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2	2
Accumulated other comprehensive loss	(13,547)	(12,686)
Additional paid-in capital	1,363,808	1,373,022
Accumulated deficit	(636,294)	(643,465)
Total stockholders’ equity	713,969	716,873
Total liabilities and stockholders’ equity	$1,368,278	$1,371,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share and share amounts)
(unaudited)

	Three months ended March 31,
	2026	2025
Revenues:
Subscription and transaction fees	$142,099	$137,779
Other	5,366	4,494
Total revenues	147,465	142,273
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	32,684	31,188
Sales and marketing	33,087	28,783
Product development	21,199	19,963
General and administrative	32,672	31,281
Depreciation and amortization	15,115	16,768
Loss on sale and impairments	131	85
Total operating expenses	134,888	128,068
Operating income	12,577	14,205
Interest and other expense, net	(4,774)	(12,759)
Net income from continuing operations before income tax expense	7,803	1,446
Income tax expense	(632)	(512)
Net income from continuing operations	7,171	934
Loss from discontinued operations, net of income tax	—	(8,647)
Net income (loss)	7,171	(7,713)
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net	(861)	477
Comprehensive income (loss)	$6,310	$(7,236)

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.04	$0.01
Discontinued operations	—	(0.05)
Total	$0.04	$(0.04)

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.04	$0.01
Discontinued operations	—	(0.05)
Total	$0.04	$(0.04)

Weighted-average shares of common stock outstanding used in computing net income (loss) per share:
Basic	177,679,140	183,467,698
Diluted	180,415,914	185,222,240
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2025	178,112	$2	$1,373,022	$(643,465)	$(12,686)	$716,873
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	325	—	(1,847)	—	—	(1,847)
Stock-based compensation	—	—	5,881	—	—	5,881
Stock option exercises	69	—	683	—	—	683
Repurchase and retirement of common stock, including taxes	(1,255)	—	(13,931)	—	—	(13,931)
Foreign currency translation loss, net	—	—	—	—	(861)	(861)
Net income	—	—	—	7,171	—	7,171
Balance at March 31, 2026	177,251	$2	$1,363,808	$(636,294)	$(13,547)	$713,969

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2024	183,725	$2	$1,426,206	$(661,064)	$(14,318)	$750,826
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	240	—	(1,182)	—	—	(1,182)
Stock-based compensation	—	—	6,940	—	—	6,940
Stock option exercises	167	—	1,385	—	—	1,385
Repurchase and retirement of common stock, including taxes	(1,098)	—	(11,164)	—	—	(11,164)
Foreign currency translation gain, net	—	—	—	—	477	477
Net loss	—	—	—	(7,713)	—	(7,713)
Balance at March 31, 2025	183,034	$2	$1,422,185	$(668,777)	$(13,841)	$739,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2026	2025

Cash flows provided by operating activities:
Net income (loss)	$7,171	$(7,713)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,115	17,959
Stock-based compensation expense	5,881	6,940
Deferred taxes	207	(335)
Amortization of deferred financing costs and non-cash interest	292	396
Loss on sale and impairments	131	9,518
Bad debt expense	704	832
(Gain) loss on interest rate swap valuation adjustments	(2,954)	3,856
Other non-cash items	1,695	1,270
Changes in operating assets and liabilities:
Accounts receivable, net	(2,183)	(3,123)
Prepaid expenses and other current assets	(2,161)	(1,621)
Other non-current assets	(689)	(340)
Accounts payable	7,011	455
Accrued expenses and other	(4,332)	3,973
Deferred revenue	(76)	1,616
Other non-current liabilities	(1,210)	(3,005)
Net cash provided by operating activities	24,602	30,678
Cash flows used in investing activities:
Purchases of property and equipment	(856)	(493)
Capitalization of software costs	(7,187)	(5,065)
Proceeds from disposition of fitness solutions, net of transaction costs, cash and restricted cash	—	(85)
Net cash used in investing activities	(8,043)	(5,643)
Cash flows used in financing activities:
Payments on long-term debt	(1,375)	(1,375)
Exercise of stock options, net	683	1,385
Employee taxes paid for RSU withholdings	(1,847)	(1,182)
Repurchase and retirement of common stock	(13,834)	(11,095)
Net cash used in financing activities	(16,373)	(12,267)
Effect of foreign currency exchange rate changes on cash	(600)	(142)
Net (decrease) increase in cash, cash equivalents and restricted cash, including cash and restricted cash classified as held for sale	(414)	12,626
Cash, cash equivalents and restricted cash, including cash and restricted cash classified as held for sale:
Beginning of period	129,730	135,782
End of period	$129,316	$148,408
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,816	$9,088
Cash paid for income taxes	$265	$2,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Nature of the Business
EverCommerce Inc. and subsidiaries (the “Company” or “EverCommerce”) is a leading AI-powered platform provider of integrated, vertically-tailored software-as-a-service (“SaaS”) solutions or services that help service-based small and medium-sized businesses (“service SMBs”) run smarter and grow faster. Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. As of December 31, 2025, the Company empowered more than 745,000 customers worldwide primarily across three core verticals: EverPro for Home Services; EverHealth for Health Services; and EverWell for Wellness Services. Within the core verticals, customers operate within numerous micro-verticals, ranging from home service professionals, such as construction contractors and home maintenance technicians, to physician practices and therapists in the Health Services industry, to salon owners in the Wellness sectors. The platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly nuanced demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. The Company is headquartered in Denver, Colorado, and has operations across the United States, Canada, United Kingdom, Australia and New Zealand.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025 and the related notes (“Annual Report on Form 10-K”). The December 31, 2025 consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the three months ended March 31, 2026 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2025 and the related notes.
On October 31, 2025, the Company completed the sale of its marketing technology solutions business concluding the previously announced strategic review. The Company determined that its marketing technology solutions met the criteria for discontinued operations reporting effective in the first quarter 2025. As a result, the operating results of marketing technology solutions business are presented as discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive income (loss) for all periods presented through the date of sale. The unaudited condensed consolidated statements of cash flow are inclusive of continuing and discontinued operations for all periods presented through the date of sale. Unless otherwise noted, disclosures throughout these notes to the unaudited condensed consolidated financial statements reflect continuing operations only. Refer to Note 3. Acquisition and Disposition for additional information.
The operating results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
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
Recently Issued Accounting Pronouncements
The Company evaluates all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (the “FASB”) for consideration of their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Accounting pronouncements issued and adopted
In July 2025, the FASB issued ASU No. 2025-05, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient for entities estimating expected credit losses on current trade receivables and contract assets arising from revenue transactions accounted for under Topic 606. The practical expedient permits an entity to assume current conditions as of the balance sheet date will not change for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses. The amendments in this update are effective for interim and annual periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company adopted this guidance, effective for the annual period beginning January 1, 2026, including interim periods. This guidance is required to be applied prospectively. The Company evaluated the available elections under the new standard and determined the adoption of the guidance does not have a material impact on our consolidated financial statements.
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
Note 3. Acquisition and Disposition
ZyraTalk Acquisition
On September 15, 2025, the Company acquired 100% of the interest of Joblyt LLC, dba ZyraTalk (“ZyraTalk”), an AI-powered customer engagement solution that combines virtual assistant capabilities with an agentic automation platform, for approximately $36.0 million in cash, not inclusive of an additional $6.5 million of contingent consideration which could be paid over the next three years related to post-combination employment services. The acquisition helps to establish EverCommerce as an AI-driven innovator, beginning with near-term application in its Home Services vertical, EverPro, and the Company plans to extend ZyraTalk into broader opportunities across its other verticals.
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
The Company measured the identifiable assets and liabilities assumed at their acquisition date estimated fair values separately from goodwill, which represent Level 3 fair value measurements as defined in ASC 820, Fair Value Measurement. The estimated fair values were determined by management using the assistance of third-party valuation specialists. The valuation methods used to determine the estimated fair value of intangible assets included the income approach---relief from royalty method for trademarks and developed technology with estimated useful lives of five years, and the income approach---multi period excess earnings method for customer relationships with an estimated useful life of nine years. A number of assumptions and estimates were involved in the application of these valuation methods, including revenue forecasts, expected competition, costs of revenues, obsolescence, tax rates, capital spending, customer attrition rates, discount rates and working capital changes. Cash flow forecasts were generally based on pre-acquisition forecasts coupled with estimated revenues and cost synergies available to a market participant.
The terms of the acquisition allows for an adjustment to the purchase price to be made subsequent to the transaction closing date based on the actual amount of working capital and cash delivered to the Company. The consideration paid and purchase price allocations disclosed reflect the effects of these adjustments.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The financial results of ZyraTalk since the closing through March 31, 2026, were not material to the Company’s consolidated financial statements, nor were they material to the Company’s prior period consolidated results on a pro forma basis.
The following table summarizes the estimated fair values of consideration transferred, assets acquired and liabilities assumed at the acquisition date.

September 15, 2025
(in thousands)
Total consideration transferred:
Cash	$35,971

Net assets acquired:
Cash and cash equivalents	$197
Accounts receivable, trade	18
Prepaid expenses and other current assets	29
Intangible-definite lived	6,870
Goodwill	29,036
Accrued expenses and other	(45)
Deferred revenue	(134)
Total net assets acquired	$35,971
Marketing Technology Solutions Disposition
On October 31, 2025, the Company completed the sale of its marketing technology solutions business to Ignite Visibility for approximately $45.0 million in cash, subject to certain closing adjustments, as part of its previously announced strategic review. The Company determined that its marketing technology solutions met the criteria for discontinued operations reporting effective in the first quarter 2025. The results of operations of marketing technology solutions are presented as discontinued operations on the unaudited condensed consolidated statements of operations and comprehensive income (loss) through the date of sale. During the three months ended March 31, 2025, we recognized an impairment charge of $9.4 million, comprised of a goodwill impairment charge of $6.9 million and a valuation allowance of $2.6 million to adjust the carrying value of the marketing technology disposal group to estimated fair value less cost to sell, which is included in loss on held for sale and impairments within discontinued operations on our unaudited condensed consolidated statements of operations and comprehensive income (loss).
The following table summarizes the results of operations of marketing technology solutions reported as discontinued operations:

	Three months ended March 31,
	2026	2025
	(in thousands)
Total revenues	$—	$28,632
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	—	20,661
Sales and marketing	—	2,702
Product development	—	1,086
General and administrative	—	2,283
Depreciation and amortization	—	1,191
Loss on held for sale and impairments	—	9,433
Total operating expenses	—	37,356
Operating loss	—	(8,724)
Other income, net	—	3
Net loss before income tax benefit	—	(8,721)
Income tax benefit	—	74
Loss from discontinued operations, net of income tax	$—	$(8,647)

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the significant non-cash items related to discontinued operations that are included in the accompanying statements of cash flows:

	Three months ended March 31,
	2026	2025
	(in thousands)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	$—	$1,191
Share-based compensation	—	182
Loss on assets held for sale and impairments	—	9,433
In connection with the sale, we entered into a transition services agreement (“TSA”) with Ignite Visibility to provide services including information technology, finance, and accounting support. During the three months ended March 31, 2026, we recorded $0.5 million of income related to support services provided under the TSA, which is included in interest income and expense, net on our unaudited condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2026, we had a receivable of $0.8 million related to amounts due under the TSA, which is included in prepaid expenses and other current assets on our unaudited condensed consolidated balance sheets.
Note 4. Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Three months ended March 31,
	2026	2025
	(in thousands)
By pattern of recognition (timing of transfer of services):
Point in time	$3,506	$2,608
Over time	143,959	139,665
Total	$147,465	$142,273
By geographical market:
United States	$130,394	$127,130
International	17,071	15,143
Total	$147,465	$142,273
Contract Balances
Supplemental balance sheet information related to contracts from customers as of:

	March 31,	December 31,
	2026	2025
	(in thousands)
Accounts receivable, net	$38,474	$37,046
Contract assets	$11,505	$11,612
Deferred revenue	$21,554	$21,670
Customer deposits	$12,513	$12,519
Long-term deferred revenue	$358	$332
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
which payment is received at least one quarter in arrears from the service period. They also relate to contracts that include on-premise licenses and professional services where the right to payment is not present until completion of the contract or achievement of specified milestones and the fair value of products or services transferred exceed this constraint.
Contract liabilities: Contract liabilities, or deferred revenue, represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Long-term deferred revenue is included within other non-current liabilities on the unaudited condensed consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2025 was $21.7 million for the three months ended March 31, 2026.
Customer deposits: Customer deposits relate to payments received in advance for contracts, which allow the customer to terminate a contract and receive a pro rata refund for the unused portion of payments received to date.
Accounts Receivable
Activity in our allowance for expected credit losses is as follows as of:

	March 31,
	2026	2025
	(in thousands)
Allowance for expected credit losses, beginning of year	$3,635	$2,283
Bad debt expense	704	322
Write-offs, net of recoveries	(858)	(552)
Allowance for expected credit losses, end of period	$3,481	$2,053
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Contracts that include 30-day termination rights are considered to be contracts with a term of one month and are therefore excluded from remaining performance obligations. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of March 31, 2026 was $20.2 million. The Company expects to recognize approximately 64% of its remaining performance obligations as revenue within the next year, 28% of its remaining performance obligations as revenue the subsequent year, 6% of its remaining performance obligations as revenue in the third year, and the remainder during the two-year period thereafter.
Cost to Obtain and Fulfill a Contract
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s unaudited condensed consolidated balance sheets. The costs to obtain contracts are amortized over five years, which corresponds with the useful life of the related technology. Short-term assets were $10.6 million and $10.3 million at March 31, 2026 and December 31, 2025, respectively, and long-term assets were $16.3 million and $16.2 million at March 31, 2026 and December 31, 2025, respectively. The Company recorded amortization expense within sales and marketing on the unaudited condensed consolidated statements of operations and comprehensive income (loss) of $1.6 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively. The Company recorded amortization expense within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive income (loss) of $1.0 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.
Note 5. Goodwill

Goodwill activity consisted of the following for the three months ended March 31, 2026 (in thousands):

Balance at December 31, 2025	$893,802
Acquired goodwill	(83)
Effect of foreign currency exchange rate changes	(595)
Balance at March 31, 2026	$893,124

Accumulated impairment losses at March 31, 2026	$(6,418)

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 6. Intangible Assets
Intangible assets consisted of the following as of:

	March 31, 2026
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	5-20 years	$515,802	$378,696	$137,106
Developed technology	5-12 years	95,332	85,283	10,049
Trade name	3-10 years	34,658	28,876	5,782
Non-compete agreements	5 years	1,907	1,904	3
Total		$647,699	$494,759	$152,940

	December 31, 2025
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	5-20 years	$515,874	$369,843	$146,031
Developed technology	5-12 years	95,347	83,777	11,570
Trade name	3-10 years	34,663	28,027	6,636
Non-compete agreements	5 years	1,907	1,904	3
Total		$647,791	$483,551	$164,240
Amortization expense was $11.3 million and $13.7 million for the three months ended March 31, 2026 and 2025, respectively.
Note 7. Property and Equipment
Property and equipment consisted of the following as of:

	March 31,	December 31,
	2026	2025
	(in thousands)
Computer equipment and software	$12,418	$11,748
Furniture and fixtures	3,260	3,152
Leasehold improvements	9,981	9,981
Total property and equipment	25,659	24,881
Less accumulated depreciation	(19,616)	(19,137)
Property and equipment, net	$6,043	$5,744
Depreciation expense was $0.6 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.
Note 8. Capitalized Software
Capitalized software consisted of the following as of:

	March 31,	December 31,
	2026	2025
	(in thousands)
Capitalized software	$102,651	$96,215
Less: accumulated amortization	(40,041)	(37,247)
Capitalized software, net	$62,610	$58,968
Amortization expense was $3.3 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively. During the ordinary course of business, the Company may determine that certain capitalized features of its software will no longer be used either internally or to deliver value to its customers. The Company recorded a charge of $0.3 million and $0.4 million for the three

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
months ended March 31, 2026 and 2025, respectively, related to capitalized costs associated with abandoned projects, which are included in general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive income (loss).
Note 9. Leases
The Company leases real estate from unrelated parties under operating lease agreements that have initial terms ranging from one year to nine years. Some leases include one or more options to renew, generally at our sole discretion, of five additional years each.
The components of lease expense are as follows:

	Three months ended March 31,
	2026	2025
	(in thousands)
Operating lease cost	$1,065	$854
Variable lease cost	408	506
Short-term lease cost	70	77
Total lease cost	$1,543	$1,437
The Company ceased use of certain leased premises and subleased certain facilities resulting in impairment charges of $0.1 million during the three months ended March 31, 2026 to impair the right-of-use lease assets to their fair value, which are included in loss on sale and impairments on our unaudited condensed consolidated statement of operations and comprehensive income (loss).
Supplemental cash flow information related to leases is as follows:

	Three months ended March 31,
	2026	2025
	(in thousands)
Cash paid for operating lease liabilities	$1,137	$1,130
Operating lease assets obtained in exchange for operating lease liabilities	$506	$199
Supplemental balance sheet information, included in other non-current assets, accrued expenses and other and other non-current liabilities on the unaudited condensed consolidated balance sheets, related to leases is as follows:

	March 31,	December 31,
	2026	2025
	(in thousands)
Operating lease right-of-use assets	$7,884	$8,280

Current operating lease liabilities	3,890	3,850
Long-term operating lease liabilities	9,484	9,963
Total operating lease liabilities	$13,374	$13,813
At March 31, 2026 and December 31, 2025, the weighted average remaining lease term for operating leases was 3.94 years and 4.16 years, respectively, and the weighted average discount rate was 5.3% and 5.2%, respectively.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of March 31, 2026 is as follows (in thousands):

Year ended December 31,
2026 (remainder of year)	$3,360
2027	3,716
2028	2,913
2029	2,551
2030	2,254
Thereafter	—
Total lease payments	14,794
Less: imputed interest	1,420
Total present value of lease liabilities	$13,374
Note 10. Long-Term Debt
Long-term debt consisted of the following as of:

	March 31,	December 31,
	2026	2025
	(in thousands)
Term note with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 2.25% (5.91774% at March 31, 2026) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2031	$525,250	$526,625
Revolver with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 2.00% (5.66484% at March 31, 2026), and outstanding balance due July 2030	—	—
Principal debt	525,250	526,625
Deferred financing costs on long-term debt	(2,333)	(2,447)
Discount on long-term debt	(751)	(787)
Total debt	522,166	523,391
Less current maturities	5,500	5,500
Long-term portion	$516,666	$517,891
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
Effective as of June 10, 2025, the Company entered into an additional amendment to the Credit Facilities (the “June 2025 Amendment”) to reduce the commitments outstanding under the Revolver, extend the maturity of a portion of such commitments and reduce the applicable margin with respect to extended revolving loans. As a result of the June 2025 Amendment, commitments under the Revolver were reduced to from $190.0 million to $155.0 million. With respect to $125.0 million of such commitments, (i) the maturity date was extended to January 6, 2028 and (ii) the applicable margin for (x) Term SOFR (as defined in the Credit Facilities) loans was reduced to 2.50% and (y) ABR (as defined in the Credit Facilities) loans was reduced to 1.50%, in each case, subject to a single 0.25% step-down based on the Company’s first lien net leverage ratio. With respect to the remaining $30.0 million of such commitments, (i) the maturity date remains July 6, 2026 and (ii) the applicable margin was unchanged.
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
refinanced Term Loan priced at par and refinanced the existing term loan outstanding under the Credit Agreement immediately prior to giving effect to the July 2025 Amendment.
Pursuant to the July 2025 Amendment, with respect to $125.0 million of commitments under the existing $155.0 million Revolver, (i) the maturity date was extended to July 29, 2030 and (ii) the applicable margin for (x) Term SOFR loans was reduced to 2.00% and (y) ABR loans was reduced to 1.00%, in each case, subject to one 25 basis points step-up based on the Company’s first lien net leverage ratio. Other than the changes noted above, the terms and conditions of all commitments at closing as well as those extending beyond the original maturity date remain the same as the existing Revolver. Accordingly, $155.0 million of availability remains under the Revolver until July 6, 2026 and then reduces to $125.0 million through July 29, 2030.
The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of March 31, 2026, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. The fair value amounts were approximately $516.1 million and $529.3 million as of March 31, 2026 and December 31, 2025, respectively.
The Company has entered into the following interest rate swap agreements in connection with its Credit Facilities to convert a portion of the floating rate component of the Term Loan from a floating rate to fixed rate:

	Effective	Expiration	Fixed Interest	Notional	Asset (Liability) Fair Value at
Swap	Date	Date	Rate	Amount	March 31, 2026
				(in thousands)	(in thousands)
Initial Swap	October 31, 2022	October 31, 2027	4.212%	$200,000	$(1,749)
Second Swap	March 31, 2023	October 31, 2027	3.951%	$100,000	$(469)
Third Swap	September 20, 2024	October 31, 2027	3.395%	$125,000	$485
The Swap Agreements are accounted for as derivatives whereby the fair value of the contract is reported within the unaudited condensed consolidated balance sheets, and related gains or losses resulting from changes in the fair value are reported in interest and other expense, net, in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2026, the fair value of the Initial and Second Swaps were a liability of $2.2 million, while the fair value of the Third Swap was an asset of $0.5 million, which are reported in other non-current liabilities and other non-current assets, respectively, on the unaudited condensed consolidated balance sheets. The related gains and losses resulting from changes in fair value were a gain of $3.0 million and a loss of $3.9 million during the three months ended March 31, 2026 and 2025, respectively.
The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and are secured by substantially all assets of the Company. As of March 31, 2026, the Company was in compliance with all of its covenants.
Aggregate maturities of the Company’s debt for the years ending December 31 are as follows as of March 31, 2026 (in thousands):

Year ending December 31:
2026 (remainder of year)	$4,125
2027	5,500
2028	5,500
2029	5,500
2030	5,500
Thereafter	499,125
Total aggregate maturities of the Company’s debt	$525,250
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company repurchased and retired 1.3 million shares of common stock pursuant to the Repurchase Program for $13.9 million including transaction fees and taxes, during the three months ended March 31, 2026. As of March 31, 2026, $33.9 million remained available under the Repurchase Program.
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
In connection with the Initial Public Offering (“IPO”), the Company’s Board adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s IPO and, as a result of which, the Company can no longer make awards under the 2016 Plan. The 2021 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. The number of shares initially reserved for issuance under the 2021 Plan was 22,000,000 shares, inclusive of available shares previously reserved for issuance under the 2016 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 3% of the shares outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s Board, provided that no more than 22,000,000 shares may be issued upon the exercise of incentive stock options. On November 4, 2025, the Company’s Board determined that no additional shares would be added to the 2021 Plan share reserve on January 1, 2026 pursuant to the 2021 Plan’s evergreen increase feature. Based on the Company’s outstanding shares of the Company’s common stock as of December 31, 2024, as of January 1, 2025 the number of shares reserved for issuance under the 2021 Plan increased by 5.5 million.
In connection with the IPO, the Company’s Board adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). For more information on the ESPP, refer to Note 12. Stock-Based Compensation in the Annual Report on Form 10-K.
The following table summarizes our RSU and stock option activity for the three months ended March 31, 2026:

	RSUs	Stock Options
	(in thousands)
Outstanding as of January 1, 2026	4,590	13,478
Granted	2,594	—
Vested or exercised	(488)	(69)
Cancelled or forfeited	(808)	(2,297)
Outstanding as of March 31, 2026	5,888	11,112
As of March 31, 2026, total unrecognized compensation expense was $55.3 million and $1.8 million related to outstanding RSUs and stock options, respectively.
Stock-based compensation expense from continuing operations was classified on the unaudited condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three months ended March 31,
	2026	2025
	(in thousands)
Cost of revenues	$84	$97
Sales and marketing	364	320
Product development	648	460
General and administrative	4,785	5,878
Total stock-based compensation expense	$5,881	$6,755

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 13. Net Income (Loss) Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net income (loss) per share for the Company’s common stock as of:

	Three months ended March 31,
	2026	2025
	(in thousands except per share amounts)

Numerator:
Net income from continuing operations	$7,171	934
Loss from discontinued operations, net of income tax	—	(8,647)
Net income (loss) attributable to common stockholders.	$7,171	$(7,713)

Denominator:
Weighted-average shares of common stock outstanding, basic	177,679	183,468
Weighted-average shares of common stock outstanding, diluted	180,416	185,222

Net income (loss) per share attributable to common stockholders, basic:
Continuing operations	$0.04	$0.01
Discontinued operations	—	(0.05)
Net income (loss) per share	$0.04	$(0.04)

Net income (loss) per share attributable to common stockholders, diluted:
Continuing operations	$0.04	$0.01
Discontinued operations	—	(0.05)
Net income (loss) per share	$0.04	$(0.04)
The following table illustrates the reconciliation of the denominators of the basic and diluted EPS computations for income (loss) from continuing operations and loss from discontinued operations, net of income tax.

	Three months ended March 31,
	2026	2025
	(in thousands)
Weighted-average shares of common stock outstanding, basic	177,679	183,468
Shares of common stock subject to outstanding RSUs	882	470
Shares of common stock subject to outstanding options	1,622	1,077
Shares of common stock pursuant to ESPP	233	207
Weighted-average shares of common stock outstanding, diluted	180,416	185,222
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect as of:

	Three months ended March 31,
	2026	2025
	(in thousands)
Outstanding stock options and unvested RSUs	14,494	19,612
Total anti-dilutive outstanding potential common stock	14,494	19,612

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
There were no transfers between fair value measurement levels during the three months ended March 31, 2026 and 2025.
The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of:

	March 31, 2026				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market	$4,781	$—	$—	$4,781	Cash equivalents
Interest rate swaps	—	485	—	485	Other non-current assets
Liability:
Interest rate swaps	$—	$2,218	$—	$2,218	Other non-current liabilities

	December 31, 2025				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Money market	$2,376	$—	$—	$2,376	Cash equivalents
Liability:
Interest rate swap	$—	$4,687	$—	$4,687	Other non-current liabilities
Note 15. Income Taxes
Our provision for income taxes in interim periods is based on our estimated annual effective tax rate plus the impact, if any, of discrete items recognized in the interim period. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined.
The income tax expense was $0.6 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. The difference in income tax expense for the three months ended March 31, 2026 as compared to the corresponding period in 2025 was driven primarily by an increase in net income from continuing operations before tax and discrete items, including a New Zealand return to provision true-up during the three months ended March 31, 2025.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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

Year ended December 31,
2026 (remainder of year)	$12,393
2027	12,933
2028	10,543
2029	687
2030	—
Thereafter	—
Total future minimum payments due	$36,556
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
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of March 31, 2026 and December 31, 2025, the Company recorded a liability in the amount of $8.8 million and $9.4 million, respectively within current liabilities and other long-term liabilities as a provision for sales and use and gross receipts tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 17. Geographic Areas
The following table sets forth long-lived assets by geographic area as of:

	March 31,	December 31,
	2026	2025
	(in thousands)
United States	$54,020	$50,771
International	$14,633	$13,941
Note 18. Segment Reporting
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
The accounting policies of the segment are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2025. Based on being a single reportable segment company, the Company has disclosed net income (loss) from continuing operations as its primary measure of profit or loss used by the chief operating decision maker (“CODM”), which is reported on the unaudited condensed consolidated statement of operations and comprehensive income (loss) as net income (loss) from continuing operations. The CODM is provided financial information inclusive of net income (loss) from continuing operations, which is used to assess performance of the segment and decide how to allocate resources. The CODM uses net income (loss) from continuing operations, among other metrics, to assist in evaluating the financial performance of the Company and monitoring budget versus actual results. The CODM does not review assets in evaluating segment results, and therefore, such information is not presented. The measure of segment assets is reported on the consolidated balance sheets as total assets.
Disaggregated information is not used for assessing the performance of the Company or for making resource allocation decisions. The CODM reviews financial information presented on an aggregated and consolidated basis, together with revenue information of the three core vertical markets. The software and technology-based solutions provided by the Company are deployed and implemented to customers in a similar manner regardless of industry. See Notes 4. Revenue and 17. Geographic Areas for disaggregated information regarding the Company's revenues and long-lived assets by geography, respectively.
The following table provides segment information for revenues, net income (loss) and significant expenses:

	Three months ended March 31,
	2026	2025
Total revenues	$147,465	$142,273
Less(1):
Employee expense	61,829	55,800
Marketing and advertising	9,786	8,388
Communication services	5,878	5,679
Third-party commissions	4,518	5,296
Software, tools and hosting	18,317	13,639
Legal and professional fees	11,250	14,671
Loss on sale and impairments	131	85
Other segment items(2)	8,064	7,742
Depreciation and amortization	15,115	16,768
Interest and other expense, net	4,774	12,759
Income tax expense	632	512
Total expenses	140,294	141,339
Net income from continuing operations	7,171	934
Loss from discontinued operations, net of income tax	—	(8,647)
Net income (loss)	$7,171	$(7,713)
(1) The significant expense categories and amounts align with information that is regularly reviewed by the CODM.
(2) Other segment items include corporate overhead expenses, transaction-related and other non-recurring or unusual costs, facility expenses, bad debt and other miscellaneous cost of services.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended March 31,
	2026	2025
Other Segment Disclosures
Interest income	$(579)	$(1,080)
Interest expense	8,158	8,759
Other Significant Non-cash Items:
Stock-based compensation	5,881	6,755
There are no reconciling items or adjustments between segment revenues, net income (loss), total assets and consolidated revenues, net income (loss) and total assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to "EverCommerce," the “Company,” “we,” “us” and “our” refer to EverCommerce Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise noted, disclosures within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relate solely to the Company's continuing operations, which excludes the marketing technology disposal group.
Overview
EverCommerce is a leading AI-powered platform provider of integrated, vertically-tailored software-as-a-service (“SaaS”) solutions that help service-based small- and medium-sized businesses (“service SMBs”) run smarter and grow faster. Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. As of December 31, 2025, we empowered more than 745,000 customers worldwide across three core verticals: EverPro for Home Services; EverHealth for Health Services; and EverWell for Wellness Services. Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as home improvement contractors and home maintenance technicians, to physician practices and therapists within Health Services, to salon owners within Wellness. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly specialized demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences.
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
•Business Management Software: Our vertically-tailored Business Management Software is the system of action at the center of a service business’s operation, and is typically the point-of-entry and first solution adopted by a customer. Our software, designed to meet the day-to-day workflow needs of businesses in specific vertical end markets, streamlines front and back-office processes and provides polished customer-facing experiences. Using these offerings, service SMBs can deliver their services, streamline operations, and focus on growing their customer base.
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
•Customer Experience Solutions: Our Customer Experience Solutions modernize how businesses engage and interact with customers by leveraging innovative, bespoke customer listening and communication solutions to improve the customer experience and increase retention. Our software provides customer listening capabilities with real-time customer surveying and analysis to allow standalone businesses and multi-location brands to receive VoC insights and manage the customer experience lifecycle. These applications include: customer health scoring, customer support systems, real-time alerts, NPS-based customer feedback collection, review generation and automation, reputation management, customer satisfaction surveying and a digital communication suite, among others. Additionally, the recent acquisition of ZyraTalk (as defined above) provides virtual assistant capabilities with an agentic automation platform. ZyraTalk offers production-ready fully autonomous AI agents and field service management systems designed for seamless integration across our Home Services solutions and improving the overall prospect and customer experience. Collectively, these tools help our customers gain actionable insights, increase customer loyalty and repeat purchases and improve customer experiences.
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
Our business benefits from attractive unit economics. Approximately 96% of our revenue was recurring or re-occurring in both the three months ended March 31, 2026 and 2025, and we maintained an annualized net revenue retention rate of approximately 95% and 97% for the quarters ended March 31, 2026 and 2025, respectively. Our annualized pro forma net revenue retention rate was equal to the annualized net revenue retention rate for the quarters ended March 31, 2026 and 2025, respectively, as the acquisitions and dispositions closed during the prior period were not material to our prior period unaudited condensed consolidated results on a pro forma basis. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.
We calculate our annualized net revenue retention rate based on the average of the annualized net revenue retention rate calculated for each month during the twelve-month period as of the most recent quarter end. Our calculation of net revenue retention rate for any fiscal period includes the positive recurring and re-occurring revenue impacts of selling new solutions to existing customers and the negative impacts of contraction and attrition among this set of customers. The annualized net revenue retention rate for a particular month is calculated as the recurring or re-occurring revenue gained/lost from existing customers, less the recurring or re-occurring revenue lost from cancelled customers as a percentage of total recurring or re-occurring revenue during the corresponding month of the prior year. For existing customers, we consider customers that existed 11 or more months prior to the current month and that do not have an end date (i.e., cancelled relationship) on or after the first day of the current month. For example, the recurring or re-occurring revenue gained/lost from existing customers in November 2025 is the difference between the recurring or re-occurring revenue generated in November 2025 and the same such revenue generated in November 2024, for customers with a start date prior to December 1, 2024 and no end date or cancelled relationship on or after November 1, 2025. For cancelled customers, we examine customers that cancelled their relationships on or after the first day of the month that is 12 months prior to the current month and before the first day of the current month. For example, the recurring or re-occurring revenue lost from cancelled customers in November 2025 is the difference between the recurring or re-occurring revenue generated in November 2025 and the same such revenue generated in November 2024, for customers that cancelled on or after November 1, 2024 and before November 1, 2025. The annualized pro forma net revenue retention rate is calculated as the annualized net revenue retention rate adjusted as though acquisitions and dispositions that were closed during the prior period presented were closed on the first day of such period presented. Our annualized net revenue retention rate and pro forma net revenue retention rate may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of solutions, new acquisitions and dispositions and our ability to retain our customers. Our calculation of annualized net revenue retention rate and annualized pro forma net revenue retention rate may differ from similarly titled metrics presented by other companies.
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

Impact of Macroeconomic Climate
The macroeconomic climate has seen in the recent years, and may continue to see, pressure from global developments such as international geopolitical conflicts, including the war in the Middle East, increased tariffs and proposed tariffs between the United States and other nations, as well as uncertainty as to future tariffs, terrorism, pandemics or health crises, rising inflation, fluctuations in the value of the US Dollar, rising interest rates and supply chain disruptions. These developments have had and may continue to have an adverse effect on our revenues and demand for our products and services, as well as on our costs of doing business. We have taken and will continue to take actions to help mitigate the impact of these economic challenges, but there can be no assurance as to the effectiveness of our efforts going forward.
Sale of Marketing Technology Solutions
On October 31, 2025, we completed the sale of our marketing technology solutions business to Ignite Visibility for approximately $45.0 million in cash (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q). We determined that our decision to sell marketing technology solutions met the criteria for classification as discontinued operations. As a result, their operating results are presented as discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive income (loss) for all periods presented through the date of sale. During the three months ended March 31, 2025, we recognized an impairment charge of $9.4 million, comprised of a goodwill impairment charge of $6.9 million and a valuation allowance of $2.6 million to adjust the carrying value of the marketing technology disposal group to estimated fair value less cost to sell, which is included in loss on held for sale and impairments within discontinued operations on our unaudited condensed consolidated statements of operations and comprehensive income (loss).
Acquisition of ZyraTalk
On September 15, 2025, we acquired 100% of the interest of Joblyt LLC, dba ZyraTalk (“ZyraTalk”), an AI-powered customer engagement solution that combines virtual assistant capabilities with an agentic automation platform, for approximately $36.0 million in cash, not inclusive of up to an additional $6.5 million of contingent consideration, which could be paid over the next three years related to post-combination employment services (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q). The acquisition helps to establish us as an AI-driven innovator, beginning with near-term application in our Home Services vertical, EverPro, and we plan to extend ZyraTalk into broader opportunities across our other verticals.
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
Our Revenue Growth Rate was 3.6% for the three months ended March 31, 2026. Total revenues include post-acquisition revenue from ZyraTalk, which was acquired September 15, 2025 (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q), of $0.9 million during the three months ended March 31, 2026. Our Pro Forma Revenue Growth rate was 3.0% for the three months ended March 31, 2026, reflective of the underlying growth in our business as a result of new customers and providing more solutions to existing customers.
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

	Three months ended March 31,		Change
	2026	2025	$
	(in thousands)
Revenue	$147,465	$142,273	$5,192
Cost of revenues (exclusive of depreciation and amortization)	32,684	31,188	1,496
Amortization of developed technology	1,521	2,122	(601)
Amortization of capitalized software	3,281	2,396	885
Depreciation expense allocated to cost of revenues	95	134	(39)
Gross profit from continuing operations	109,884	106,433	3,451
Depreciation and amortization	4,897	4,652	245
Adjusted gross profit from continuing operations	$114,781	$111,085	$3,696
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
The following table presents a reconciliation of net income from continuing operations, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Adjusted EBITDA from continuing operations.

	Three months ended March 31,		Change
	2026	2025	$
	(in thousands)
Net income from continuing operations	$7,171	$934	$6,237
Adjusted to exclude the following:
Interest and other expense, net	4,774	12,759	(7,985)
Income tax expense	632	512	120
Depreciation and amortization	15,115	16,768	(1,653)
Other amortization	1,702	1,482	220
Stock-based compensation expense	5,881	6,755	(874)
Transaction-related and other non-recurring or unusual costs	5,394	5,735	(341)
Adjusted EBITDA from continuing operations	$40,669	$44,945	$(4,276)
Description of Certain Components of Financial Data
Each of the components of our financial results described below relate to continuing operations. For additional information concerning our accounting policies, see Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in our Annual Report on Form 10-K.
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
Subscription and Transaction Fees: Revenue includes (i) recurring monthly, quarterly and annual SaaS subscriptions and software license and maintenance fees from the sale of our Business Management, Customer Engagement solutions; (ii) Billing and payment solutions - payment processing fees based on the transaction volumes processed through our integrated payment solutions and processing fees based on transaction volumes for our revenue cycle management, chronic care management and health insurance clearinghouse solutions; and (iii) membership subscriptions and our share of rebates from suppliers generated though group purchasing programs. Our revenue from payment processing fees is recorded net of credit card and ACH processing and interchange charges in the month the services are performed.
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
We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the rate of growth of subscription and transaction fees, labor costs, third-party expenses and acquisitions and dispositions. For the three months ended March 31, 2026, revenue from subscription and transaction fees increased 3.1%, compared to the prior year period.
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
Loss on Sale and Impairments
Loss on sale relates to the divestiture of marketing technology solutions. Impairments include goodwill impairment charges and operating lease impairments related to the Company’s decision to cease use of certain leased premises and sublease certain facilities.
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
Comparison of the three months ended March 31, 2026 and 2025

	Three months ended March 31,		Change
	2026	2025	$
	(in thousands)
Revenues:
Subscription and transaction fees	$142,099	$137,779	$4,320
Other	5,366	4,494	872
Total revenues	147,465	142,273	5,192
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	32,684	31,188	1,496
Sales and marketing (1)	33,087	28,783	4,304
Product development (1)	21,199	19,963	1,236
General and administrative (1)	32,672	31,281	1,391
Depreciation and amortization	15,115	16,768	(1,653)
Loss on sale and impairments	131	85	46
Total operating expenses	134,888	128,068	6,820
Operating income	12,577	14,205	(1,628)
Interest and other expense, net	(4,774)	(12,759)	7,985
Net income from continuing operations before income tax expense	7,803	1,446	6,357
Income tax expense	(632)	(512)	(120)
Net income from continuing operations	7,171	934	6,237
Loss from discontinued operations, net of income tax	—	(8,647)	8,647
Net income (loss)	$7,171	$(7,713)	$14,884
(1)Includes stock-based compensation expense as follows:

	Three months ended March 31,		Change
	2026	2025	$
	(in thousands)
Cost of revenues	$84	$97	$(13)
Sales and marketing	364	320	44
Product development	648	460	188
General and administrative	4,785	5,878	(1,093)
Total stock-based compensation expense	$5,881	$6,755	$(874)

Comparison of the three months ended March 31, 2026 and 2025 (percentage of revenue)
The following table provides the key components of operating costs within our results of operations as a percentage of revenue for the three months ended March 31, 2026 compared to the same period in 2025.

	Three months ended March 31,		Change
	2026	2025	%

Total Revenues	100%	100%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	22.2%	21.9%	0.3%
Sales and marketing	22.4%	20.2%	2.2%
Product development	14.4%	14.0%	0.4%
General and administrative	22.2%	22.0%	0.2%
Depreciation and amortization	10.2%	11.8%	(1.6)%
Loss on sale and impairments	0.1%	0.1%	—%
Total operating expenses	91.5%	90.0%	1.5%
While revenue growth remains a key focus, we remain committed to continued expansion of gross margin, net income and Adjusted EBITDA through ongoing transformation initiatives. As a percentage of revenue, the combination of cost of revenue, sales and marketing, product development and general and administrative costs increased from 78.1% for the three months ended March 31, 2025 to 81.2% for the three months ended March 31, 2026, an increase of 310 basis points representing targeted investments for future growth inclusive of costs associated with the ZyraTalk acquisition subsequent to the acquisition date. A discussion on primary drivers follows in the subsequent sections.
Revenues

	Three months ended March 31,		Change
	2026	2025	$
	(in thousands)
Revenues:
Subscription and transaction fees	$142,099	$137,779	$4,320
Other	5,366	4,494	872
Total revenues	$147,465	$142,273	$5,192
Revenues increased $5.2 million, or 3.6%, for the three months ended March 31, 2026 as compared to the same period in 2025. Revenue from subscription and transaction fees increased 3.1% and other revenue increased 19.4% during the three months ended March 31, 2026 as compared to the prior year period. The majority of our revenue growth is attributable to the successful delivery of system of action capabilities to our SMBs in our verticals of home services, primarily associated with our security and alarm products, as well as our EverHealth product portfolio. The subscription and transaction fees revenue increase consists primarily of increases from (a) business management software, partially offset by a decrease in (b) billing and payment solutions and (c) revenues associated with our share of rebates from suppliers generated through group purchase programs. Business management software revenues drove a $5.9 million increase in subscription and transaction fees revenue for the three months ended March 31, 2026 due to an expansion in our number of customers and certain price increases across our portfolio. Billing and payment solutions revenues decreased $0.7 million during the three months ended March 31, 2026 primarily due to a reduction in take rate on slightly higher total payments volume through our payment platforms. Revenues associated with our share of rebates from suppliers generated through group purchasing programs, which is more closely connected to macro-economic impacts than our core business management software, declined by $0.8 million during the three months ended March 31, 2026. Subscription and transaction fees revenue also includes $0.9 million of post-acquisition revenue from ZyraTalk for the three months ended March 31, 2026 (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q). Other revenues increased $0.9 million during the three months ended March 31, 2026 as compared to the same period in 2025, primarily driven by higher revenues related to project implementation and customer development services.

Cost of Revenues

	Three months ended March 31,		Change
	2026	2025	$
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization presented separately below)	$32,684	$31,188	$1,496
Cost of revenues increased by $1.5 million, or 4.8%, for the three months ended March 31, 2026 as compared to the same period in 2025. The increase for the three-month period was primarily comprised of an additional $1.7 million in software hosting expenses, $0.4 million in application programming interface fees, $0.2 million in software and tools, and $0.2 million in communication services expenses. These increases were partially offset by a $0.7 million decrease in personnel and compensation expenses and a $0.5 million decrease in outsourced services. Cost of revenues includes $0.2 million of post-acquisition expense from ZyraTalk for the three months ended March 31, 2026 (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q).
Sales and Marketing

	Three months ended March 31,		Change
	2026	2025	$
	(dollars in thousands)
Sales and marketing	$33,087	$28,783	$4,304
Sales and marketing expenses increased $4.3 million, or 15.0%, for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was driven primarily by an additional $3.5 million in personnel and compensation expenses and $0.8 million in advertising expense. Sales and marketing expenses include $0.5 million of post-acquisition expense from ZyraTalk for the three months ended March 31, 2026 (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q).
Product Development

	Three months ended March 31,		Change
	2026	2025	$
	(dollars in thousands)
Product development	$21,199	$19,963	$1,236
Product development expenses increased by $1.2 million, or 6.2%, for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily comprised of an additional $0.8 million in software and tools, driven by investments in our technology and teams to support our various solutions as well as centralized security operations, information technology and cloud engineering, a $0.3 million increase in personnel and compensation expenses, and a $0.2 million increase in stock-based compensation. Product developments expenses include $0.4 million of post-acquisition expense from ZyraTalk for the three months ended March 31, 2026 (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q).
General and Administrative

	Three months ended March 31,		Change
	2026	2025	$
	(dollars in thousands)
General and administrative	$32,672	$31,281	$1,391
General and administrative expenses increased by $1.4 million, or 4.4%, for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was driven primarily by an additional $1.1 million in personnel and compensation expense, $1.1 million of contingent consideration related to the ZyraTalk transaction, $0.8 million in outsourced services as we continue to execute against our transformation strategy for cost optimization, and $0.8 million in software and tools. These increases were partially offset by a $1.1 million reduction in stock-based compensation, a $1.0 million decrease in professional and legal fees, and a $0.3 million decrease in insurance expense. General and administrative expenses include $1.4 million of post-acquisition expense from ZyraTalk for the three months ended March 31, 2026 (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q).

Depreciation and Amortization

	Three months ended March 31,		Change
	2026	2025	$
	(dollars in thousands)
Depreciation and amortization	$15,115	$16,768	$(1,653)
Depreciation and amortization expenses decreased by $1.7 million, or 9.9%, for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease was driven primarily by lower intangible assets’ amortization due to the reduced rate of replacement assets resulting from a slowdown in business acquisitions. Specifically, the decrease was driven by $2.4 million in lower intangible assets’ amortization and a decrease of $0.1 million of property and equipment depreciation, partially offset by $0.9 million of additional capitalized software amortization.
Loss on Sale and Impairments

	Three months ended March 31,		Change
	2026	2025	$
	(dollars in thousands)
Loss on held for sale and impairments	$131	$85	$46
During the three months ended March 31, 2026 we recorded right-of-use lease asset impairments charges of $0.1 million (see Note 9. Leases in this Quarterly Report on Form 10-Q). During the three months ended March 31, 2025, we recorded a $0.1 million working capital adjustment related to the disposal of fitness solutions in 2024.
Interest and Other Expense, net

	Three months ended March 31,		Change
	2026	2025	$
	(dollars in thousands)
Interest and other expense, net	$4,774	$12,759	$(7,985)
Interest and other expense, net, decreased by $8.0 million, or 62.6%, for the three months ended March 31, 2026 as compared to the same period in 2025, with the changes primarily driven by volatility of interest rates and foreign currency. The decrease for the three-month period was driven by an unrealized gain on interest rate swaps of $3.0 million compared to an unrealized loss of $3.9 million in the comparative period, a year over year decrease of $6.9 million as a result of the fair value change in interest rate swaps. Additionally, interest expense decreased $0.6 million as a result of lower variable base interest rates on the Company’s Credit Facilities, a $0.5 million decrease in unrealized foreign currency loss, $0.5 million of income related to support services provided under the TSA with Ignite Visibility, partially offset by a $0.5 million decrease in interest income. The decline in interest expense is a result of lower variable base interest rates on the Company’s Credit Facilities (as defined below) and the amendment to the Term Loan (as defined below) in the third quarter 2025 resulting in a reduction in margin and the removal of the credit spread adjustment (see Note 10. Long-Term Debt in this Quarterly report on Form 10-Q).
Income Tax Expense

	Three months ended March 31,		Change
	2026	2025	$
	(dollars in thousands)
Income tax expense	$(632)	$(512)	$(120)
Income tax expense increased by $0.1 million for the three months ended March 31, 2026 as compared to the corresponding period in 2025, with the change driven primarily by an increase in net income from continuing operations before tax and discrete items, including a New Zealand return to provision true-up during the three months ended March 31, 2025.
Liquidity and Capital Resources
To date, our primary sources of liquidity have been net cash provided by operating activities, proceeds from equity issuances and proceeds from long-term debt.

We utilize liquidity for items such as strategic investments in the ongoing transformation of our business and infrastructure, our business acquisitions (such as our strategic acquisition of ZyraTalk in September 2025) and share repurchases authorized through our Repurchase Program. For a description of our recent acquisitions, see Note 3. Acquisition and Disposition in this Quarterly report on Form 10-Q. Absent significant deterioration of market conditions, we expect that working capital requirements, capital expenditures, acquisitions, the Company’s Repurchase Program (as defined below), debt servicing and lease obligations will be our principal needs for liquidity going forward.
As of March 31, 2026, we had cash, cash equivalents and restricted cash of $129.3 million, $155.0 million of available borrowing capacity under our Revolver (as defined below) and $525.3 million outstanding under our Term Loan. We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. If needed, additional funds may not be available on terms favorable to us, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part II, Item 1A. “Risk Factors.”
Cash Flows
The following table sets forth cash flow data:

	Three months ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$24,602	$30,678
Net cash used in investing activities	(8,043)	(5,643)
Net cash used in financing activities	(16,373)	(12,267)
Effect of foreign currency exchange rate changes on cash	(600)	(142)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(414)	$12,626
Cash Flow from Operating Activities
Net cash provided by operating activities was $24.6 million for the three months ended March 31, 2026, compared to $30.7 million for the three months ended March 31, 2025. Changes in net cash provided by operating activities resulted primarily from cash received from net sales within our subscription and transaction fees. Other drivers of the changes in net cash provided by operating activities include payments for personnel expenses for our employees, costs related to delivering our services and products, partner commissions, advertising and interest on our long-term debt.
The decrease in cash provided by operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to investments made to support the growth of our business including personnel expenses of $11.4 million and higher costs directly related to the delivery of our services and products of $1.7 million, partially offset by an increase in cash collections from our subscription and transaction fees of approximately $4.2 million, income of $2.9 million related to support services provided under the TSA, and lower taxes paid of $2.3 million. Additionally, cash provided by operating activities decreased $2.3 million related to the marketing technology solutions business, which was sold on October 31, 2025 (see Note 3. Acquisition and Disposition in this Quarterly report on Form 10-Q).
Cash Flow from Investing Activities
During the three months ended March 31, 2026, net cash used in investing activities of $8.0 million was related primarily to costs to develop software of $7.2 million and $0.9 million for purchases of property and equipment.
During the three months ended March 31, 2025, net cash used in investing activities of $5.6 million was related primarily to costs to develop software of $5.1 million and $0.5 million for purchases of property and equipment.
Cash Flow from Financing Activities
During the three months ended March 31, 2026, net cash used in financing activities of $16.4 million was related primarily to the repurchase and retirement of shares of our common stock of $13.8 million.
During the three months ended March 31, 2025, net cash used in financing activities of $12.3 million was related primarily to the repurchase and retirement of shares of our common stock of $11.1 million.

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
We have entered into the following interest rate swap agreements in connection with our Credit Facilities to convert a portion of the floating rate component of the Term Loan from a floating rate to fixed rate:

Effective	Expiration	Fixed Interest	Notional	Asset (Liability) Fair Value at
Date	Date	Rate	Amount	March 31, 2026
			($ in thousands)	($ in thousands)
October 31, 2022	October 31, 2027	4.212%	$200,000	$(1,749)
March 31, 2023	October 31, 2027	3.951%	$100,000	$(469)
September 20, 2024	October 31, 2027	3.395%	$125,000	$485
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
As of March 31, 2026, there was $525.3 million outstanding under our Credit Facilities, all of which was related to the Term Loan as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loan was approximately 6.08% for the three months ended March 31, 2026, excluding the effect of any interest rate swap agreements.
As of March 31, 2026, we were in compliance with the financial covenants under the Credit Facilities.
Stock Repurchase Program
On June 14, 2022, our Board of Directors approved a stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, May 21, 2024, May 1, 2025, and November 4, 2025 our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date for a total authorization to repurchase up to $300.0 million in shares of the Company’s common stock, and most recently extended the expiration of the Repurchase Program through December 31, 2026. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board. The Company expects to fund repurchases with existing cash on hand.
The Company repurchased and retired 1.3 million shares of common stock for approximately $13.9 million, including transaction fees and taxes, during the three months ended March 31, 2026. As of March 31, 2026, $33.9 million remained available under the Repurchase Program.
Contractual Obligations
There have been no material changes to our contractual obligations as of March 31, 2026 from those disclosed in our Annual Report on Form 10-K.
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
Our critical accounting policies are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Changes in Internal Control over Financial Reporting
We continue to work to remediate our material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 16. Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of material legal proceedings. We are from time to time subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. We believe that the ultimate resolution of these matters would not be expected to have a material adverse effect on our business, financial condition, or operating results.
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
During the three months ended March 31, 2026, we repurchased approximately $13.9 million in shares of our common stock under our Repurchase Program, including transaction fees and taxes. The stock repurchase activity under our Repurchase Program during the three months ended March 31, 2026 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
	(in thousands, except per share and share amounts)

January 1, 2026 - January 31, 2026	295,725	$11.74	295,725	$44,207
February 1, 2026 - February 28, 2026	489,452	$10.47	489,452	$39,083
March 1, 2026 - March 31, 2026	469,864	$11.10	469,864	$33,870
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of EverCommerce Inc	8-K	001-40575	3.1	7/9/2021
3.2	Amended and Restated Bylaws of EverCommerce Inc	8-K	001-40575	3.2	7/9/2021
10.1	Amendment to Executive Employment Agreement by and between Ryan Siurek and EverCommerce Solutions Inc.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERCOMMERCE INC.

Date: May 7, 2026	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Chief Financial Officer
(Principal Financial Officer)