Form 10-Q
period 2026-06-30
EverCommerce Inc.
filed 2026-08-05
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 176,665,246 shares of the registrant’s common stock, par value $0.00001, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, expectations regarding potential income tax benefits and the timing thereof, industry and business trends, macroeconomic and market conditions, equity compensation, business strategy, plans, market growth, future acquisitions and other capital expenditures, our stock repurchase program, plans for acquired businesses, progress towards remediation of our material weakness, and our objectives for future operations.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EverCommerce Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$133,496	$129,730
Accounts receivable, net of allowance for expected credit losses of $3.7 million and $3.6 million at June 30, 2026 and December 31, 2025, respectively	37,681	37,046
Contract assets	12,334	11,612
Prepaid expenses and other current assets	34,948	34,391
Total current assets	218,459	212,779
Property and equipment, net	6,033	5,744
Capitalized software, net	66,925	58,968
Other non-current assets	38,544	36,261
Intangible assets, net	141,950	164,240
Goodwill	892,531	893,802
Total assets	1,364,442	1,371,794
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,737	$5,125
Accrued expenses and other	50,532	55,836
Deferred revenue	22,101	21,670
Customer deposits	13,051	12,519
Current maturities of long-term debt	5,500	5,500
Total current liabilities	101,921	100,650
Long-term debt, net of current maturities and deferred financing costs	515,442	517,891
Other non-current liabilities	31,801	36,380
Total liabilities	649,164	654,921
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 176,601,707 and 178,111,971 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2	2
Accumulated other comprehensive loss	(14,288)	(12,686)
Additional paid-in capital	1,356,142	1,373,022
Accumulated deficit	(626,578)	(643,465)
Total stockholders’ equity	715,278	716,873
Total liabilities and stockholders’ equity	$1,364,442	$1,371,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share and share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Subscription and transaction fees	$147,350	$142,841	$289,449	$280,620
Other	4,667	5,174	10,033	9,668
Total revenues	152,017	148,015	299,482	290,288
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	32,517	33,395	65,201	64,583
Sales and marketing	33,724	30,611	66,811	59,394
Product development	21,396	19,497	42,595	39,460
General and administrative	31,642	32,121	64,314	63,402
Depreciation and amortization	15,264	16,589	30,379	33,357
Loss on sale and impairments	—	—	131	85
Total operating expenses	134,543	132,213	269,431	260,281
Operating income	17,474	15,802	30,051	30,007
Interest and other expense, net	(6,286)	(8,798)	(11,060)	(21,557)
Net income from continuing operations before income tax expense	11,188	7,004	18,991	8,450
Income tax expense	(1,472)	(1,243)	(2,104)	(1,755)
Net income from continuing operations	9,716	5,761	16,887	6,695
Income (loss) from discontinued operations, net of income tax	—	2,392	—	(6,255)
Net income	9,716	8,153	16,887	440
Other comprehensive income:
Foreign currency translation (loss) gain, net	(741)	4,009	(1,602)	4,486
Comprehensive income	$8,975	$12,162	$15,285	$4,926

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.05	$0.03	$0.10	$0.04
Discontinued operations	—	0.01	—	(0.04)
Total	$0.05	$0.04	$0.10	$—

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.05	$0.03	$0.09	$0.04
Discontinued operations	—	0.01	—	(0.04)
Total	$0.05	$0.04	$0.09	$—

Weighted-average shares of common stock outstanding used in computing net income (loss) per share:
Basic	176,929,675	182,600,189	177,302,643	183,031,556
Diluted	178,792,743	184,240,814	179,734,330	184,838,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2025	178,112	$2	$1,373,022	$(643,465)	$(12,686)	$716,873
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	325	—	(1,847)	—	—	(1,847)
Stock-based compensation	—	—	5,881	—	—	5,881
Stock option exercises	69	—	683	—	—	683
Repurchase and retirement of common stock, including taxes	(1,255)	—	(13,931)	—	—	(13,931)
Foreign currency translation loss, net	—	—	—	—	(861)	(861)
Net income	—	—	—	7,171	—	7,171
Balance at March 31, 2026	177,251	$2	$1,363,808	$(636,294)	$(13,547)	$713,969
Issuance of common stock for Employee Stock Purchase Plan	208	—	1,528	—	—	1,528
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	416	—	(1,795)	—	—	(1,795)
Stock-based compensation	—	—	5,769	—	—	5,769
Stock option exercises, net	151	—	1,631	—	—	1,631
Repurchase and retirement of common stock, including taxes	(1,424)	—	(14,799)	—	—	(14,799)
Foreign currency translation loss, net	—	—	—	—	(741)	(741)
Net income	—	—	—	9,716	—	9,716
Balance at June 30, 2026	176,602	$2	$1,356,142	$(626,578)	$(14,288)	$715,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2024	183,725	$2	$1,426,206	$(661,064)	$(14,318)	$750,826
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	240	—	(1,182)	—	—	(1,182)
Stock-based compensation	—	—	6,940	—	—	6,940
Stock option exercises	167	—	1,385	—	—	1,385
Repurchase and retirement of common stock, including taxes	(1,098)	—	(11,164)	—	—	(11,164)
Foreign currency translation gain, net	—	—	—	—	477	477
Net loss	—	—	—	(7,713)	—	(7,713)
Balance at March 31, 2025	183,034	$2	$1,422,185	$(668,777)	$(13,841)	$739,569
Issuance of common stock for Employee Stock Purchase Plan	183	—	1,562	—	—	1,562
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	385	—	(1,815)	—	—	(1,815)
Stock-based compensation	—	—	8,270	—	—	8,270
Stock option exercises, net	631	—	4,827	—	—	4,827
Repurchase and retirement of common stock, including taxes	(2,044)	—	(20,597)	—	—	(20,597)
Foreign currency translation gain, net	—	—	—	—	4,009	4,009
Net income	—	—	—	8,153	—	8,153
Balance at June 30, 2025	182,189	$2	$1,414,432	$(660,624)	$(9,832)	$743,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2026	2025

Cash flows provided by operating activities:
Net income	$16,887	$440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,379	34,549
Stock-based compensation expense	11,650	15,210
Deferred taxes	1,238	136
Amortization of deferred financing costs and non-cash interest	587	806
Loss on sale and impairments	131	9,106
Bad debt expense	2,269	2,365
(Gain) loss on interest rate swap valuation adjustments	(5,034)	6,007
Change in contingent consideration liability	2,232	—
Other non-cash items	1,753	(58)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,986)	(8,065)
Prepaid expenses and other current assets	(1,595)	(4,634)
Other non-current assets	(987)	(552)
Accounts payable	5,641	(2,702)
Accrued expenses and other	(6,585)	6,896
Deferred revenue	547	2,007
Other non-current liabilities	(2,982)	(3,852)
Net cash provided by operating activities	53,145	57,659
Cash flows used in investing activities:
Purchases of property and equipment	(1,485)	(992)
Capitalization of software costs	(15,579)	(12,668)
Proceeds from disposition of fitness solutions, net of transaction costs, cash and restricted cash	—	(85)
Net cash used in investing activities	(17,064)	(13,745)
Cash flows used in financing activities:
Payments on long-term debt	(2,750)	(2,750)
Exercise of stock options, net	2,314	6,212
Proceeds from common stock issuance for Employee Stock Purchase Plan	1,528	1,562
Employee taxes paid for RSU withholdings	(3,642)	(2,997)
Repurchase and retirement of common stock	(28,567)	(31,603)
Net cash used in financing activities	(31,117)	(29,576)
Effect of foreign currency exchange rate changes on cash	(1,198)	940
Net increase in cash, cash equivalents and restricted cash, including cash and restricted cash classified as held for sale	3,766	15,278
Cash, cash equivalents and restricted cash, including cash and restricted cash classified as held for sale:
Beginning of period	129,730	135,782
End of period	$133,496	$151,060
Supplemental disclosures of cash flow information:
Cash paid for interest	$15,645	$18,244
Cash paid for income taxes	$1,595	$2,561
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025 and the related notes (“Annual Report on Form 10-K”). The December 31, 2025 consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the six months ended June 30, 2026 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2025 and the related notes.
On October 31, 2025, the Company completed the sale of its marketing technology solutions business concluding the previously announced strategic review. The Company determined that its marketing technology solutions met the criteria for discontinued operations reporting effective in the first quarter 2025. As a result, the operating results of marketing technology solutions business are presented as discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive income for all periods presented through the date of sale. The unaudited condensed consolidated statements of cash flow are inclusive of continuing and discontinued operations for all periods presented through the date of sale. Unless otherwise noted, disclosures throughout these notes to the unaudited condensed consolidated financial statements reflect continuing operations only. Refer to Note 3. Acquisition and Disposition for additional information.
The operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The financial results of ZyraTalk since the closing through June 30, 2026, were not material to the Company’s consolidated financial statements, nor were they material to the Company’s prior period consolidated results on a pro forma basis.
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
Marketing Technology Solutions Disposition
On October 31, 2025, the Company completed the sale of its marketing technology solutions business to Ignite Visibility for approximately $45.0 million in cash, subject to certain closing adjustments, as part of its previously announced strategic review. The Company determined that its marketing technology solutions met the criteria for discontinued operations reporting effective in the first quarter 2025. The results of operations of marketing technology solutions are presented as discontinued operations on the unaudited condensed consolidated statements of operations and comprehensive income through the date of sale. During the three and six months ended June 30, 2025, we measured the assets and liabilities of the marketing technology disposal group at estimated fair value less cost to sell and recognized a gain of $0.4 million and a loss of $2.2 million, respectively, and a goodwill impairment charge of $6.9 million during the six months ended June 30, 2025, which are included in (gain) loss on held for sale and impairments within discontinued operations on our unaudited condensed consolidated statements of operations and comprehensive income.
The following table summarizes the results of operations of marketing technology solutions reported as discontinued operations:

	Three months ended June 30,	Six months ended June 30,
	2025	2025
	(in thousands)
Total revenues	$34,536	$63,168
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	26,107	46,768
Sales and marketing	2,583	5,285
Product development	1,423	2,509
General and administrative	2,436	4,719
Depreciation and amortization	—	1,191
(Gain) loss on held for sale and impairments	(412)	9,021
Total operating expenses	32,137	69,493
Operating income (loss)	2,399	(6,325)
Other income, net	—	3
Net income (loss) before income tax benefit	2,399	(6,322)
Income tax (expense) benefit	(7)	67
Income (loss) from discontinued operations, net of income tax	$2,392	$(6,255)

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the significant non-cash items related to discontinued operations that are included in the accompanying statements of cash flows:

	Three months ended June 30,	Six months ended June 30,
	2025	2025
	(in thousands)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	$—	$1,191
Share-based compensation	200	382
(Gain) loss on assets held for sale and impairments	(412)	9,021
In connection with the sale, we entered into a transition services agreement (“TSA”) with Ignite Visibility to provide services including information technology, finance, and accounting support through April 30, 2026. During the three and six months ended June 30, 2026, we recorded $0.3 million and $0.8 million of income related to support services provided under the TSA, which is included in interest and other expense, net on our unaudited condensed consolidated statements of operations and comprehensive income. As of June 30, 2026, we had a receivable of $0.1 million related to amounts due under the TSA, which is included in prepaid expenses and other current assets on our unaudited condensed consolidated balance sheets.
Note 4. Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
By pattern of recognition (timing of transfer of services):
Point in time	$3,427	$2,725	$6,933	$5,333
Over time	148,590	145,290	292,549	284,955
Total	$152,017	$148,015	$299,482	$290,288
By geographical market:
United States	$135,513	$132,478	$265,907	$259,608
International	16,504	15,537	33,575	30,680
Total	$152,017	$148,015	$299,482	$290,288
Contract Balances
Supplemental balance sheet information related to contracts from customers as of:

	June 30,	December 31,
	2026	2025
	(in thousands)
Accounts receivable, net	$37,681	$37,046
Contract assets	$12,334	$11,612
Deferred revenue	$22,101	$21,670
Customer deposits	$13,051	$12,519
Long-term deferred revenue	$312	$332
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
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
Contract liabilities: Contract liabilities, or deferred revenue, represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Long-term deferred revenue is included within other non-current liabilities on the unaudited condensed consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2025 was $16.1 million for the three months ended March 31, 2026 and $19.2 million for the six months ended June 30, 2026.
Customer deposits: Customer deposits relate to payments received in advance for contracts, which allow the customer to terminate a contract and receive a pro rata refund for the unused portion of payments received to date.
Accounts Receivable
Activity in our allowance for expected credit losses is as follows as of:

	June 30,
	2026	2025
	(in thousands)
Allowance for expected credit losses, beginning of year	$3,635	$2,283
Bad debt expense	2,269	1,287
Write-offs, net of recoveries	(2,182)	(916)
Allowance for expected credit losses, end of period	$3,722	$2,654
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Contracts that include 30-day termination rights are considered to be contracts with a term of one month and are therefore excluded from remaining performance obligations. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of June 30, 2026 was $21.1 million. The Company expects to recognize approximately 64% of its remaining performance obligations as revenue within the next year, 27% of its remaining performance obligations as revenue the subsequent year, 7% of its remaining performance obligations as revenue in the third year, and the remainder during the two-year period thereafter.
Cost to Obtain and Fulfill a Contract
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s unaudited condensed consolidated balance sheets. The costs to obtain contracts are amortized over five years, which corresponds with the useful life of the related technology. Short-term assets were $11.1 million and $10.3 million at June 30, 2026 and December 31, 2025, respectively, and long-term assets were $16.8 million and $16.2 million at June 30, 2026 and December 31, 2025, respectively. The Company recorded amortization expense within sales and marketing on the unaudited condensed consolidated statements of operations and comprehensive income of $1.7 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively, and $3.3 million and $2.9 million for the six months ended June 30, 2026 and 2025, respectively. The Company recorded amortization expense within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive income of $1.0 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $2.0 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 5. Goodwill
Goodwill activity consisted of the following for the six months ended June 30, 2026 (in thousands):

Balance at December 31, 2025	$893,802
Acquired goodwill	(83)
Effect of foreign currency exchange rate changes	(1,188)
Balance at June 30, 2026	$892,531

Accumulated impairment losses at June 30, 2026	$(6,418)
Note 6. Intangible Assets
Intangible assets consisted of the following as of:

	June 30, 2026
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	5-20 years	$515,715	$387,536	$128,179
Developed technology	5-12 years	95,313	86,525	8,788
Trade name	3-10 years	34,653	29,672	4,981
Non-compete agreements	5 years	1,906	1,904	2
Total		$647,587	$505,637	$141,950

	December 31, 2025
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	5-20 years	$515,874	$369,843	$146,031
Developed technology	5-12 years	95,347	83,777	11,570
Trade name	3-10 years	34,663	28,027	6,636
Non-compete agreements	5 years	1,907	1,904	3
Total		$647,791	$483,551	$164,240
Amortization expense was $10.9 million and $13.5 million for the three months ended June 30, 2026 and 2025, respectively, and $22.2 million and $27.2 million for the six months ended June 30, 2026 and 2025, respectively.
Note 7. Property and Equipment
Property and equipment consisted of the following as of:

	June 30,	December 31,
	2026	2025
	(in thousands)
Computer equipment and software	$13,042	$11,748
Furniture and fixtures	3,260	3,152
Leasehold improvements	9,912	9,981
Total property and equipment	26,214	24,881
Less accumulated depreciation	(20,181)	(19,137)
Property and equipment, net	$6,033	$5,744
Depreciation expense was $0.6 million for both the three months ended June 30, 2026 and 2025, and $1.2 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 8. Capitalized Software
Capitalized software consisted of the following as of:

	June 30,	December 31,
	2026	2025
	(in thousands)
Capitalized software	$110,627	$96,215
Less: accumulated amortization	(43,702)	(37,247)
Capitalized software, net	$66,925	$58,968
Amortization expense was $3.6 million and $2.5 million for the three months ended June 30, 2026 and 2025, respectively, and $6.9 million and $4.9 million for the six months ended June 30, 2026 and 2025, respectively. During the ordinary course of business, the Company may determine that certain capitalized features of its software will no longer be used either internally or to deliver value to its customers. The Company recorded a charge of $0.4 million for both the three months ended June 30, 2026 and 2025, and $0.7 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively, related to capitalized costs associated with abandoned projects, which are included in general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive income.
Note 9. Leases
The Company leases real estate from unrelated parties under operating lease agreements that have initial terms ranging from one year to nine years. Some leases include one or more options to renew, generally at our sole discretion, of five additional years each.
The components of lease expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$774	$827	$1,839	$1,681
Variable lease cost	470	621	878	1,127
Short-term lease cost	84	85	154	162
Total lease cost	$1,328	$1,533	$2,871	$2,970
The Company ceased use of certain leased premises and subleased certain facilities resulting in impairment charges of $0.1 million during the six months ended June 30, 2026 to impair the right-of-use lease assets to their fair value, which are included in loss on sale and impairments on our unaudited condensed consolidated statement of operations and comprehensive income.
Supplemental cash flow information related to leases is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cash paid for operating lease liabilities	$996	$977	$2,133	$2,017
Operating lease assets obtained in exchange for operating lease liabilities	$78	$135	$584	$334

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Supplemental balance sheet information, included in other non-current assets, accrued expenses and other and other non-current liabilities on the unaudited condensed consolidated balance sheets, related to leases is as follows:

	June 30,	December 31,
	2026	2025
	(in thousands)
Operating lease right-of-use assets	$6,792	$8,280

Current operating lease liabilities	3,326	3,850
Long-term operating lease liabilities	8,681	9,963
Total operating lease liabilities	$12,007	$13,813
At June 30, 2026 and December 31, 2025, the weighted average remaining lease term for operating leases was 3.89 years and 4.16 years, respectively, and the weighted average discount rate was 5.3% and 5.2%, respectively.
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of June 30, 2026 is as follows (in thousands):

Year ending December 31,
2026 (remainder of year)	$1,957
2027	3,568
2028	2,913
2029	2,551
2030	2,254
Thereafter	—
Total lease payments	13,243
Less: imputed interest	1,236
Total present value of lease liabilities	$12,007
Note 10. Long-Term Debt
Long-term debt consisted of the following as of:

	June 30,	December 31,
	2026	2025
	(in thousands)
Term note with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 2.25% (5.89392% at June 30, 2026) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2031	$523,875	$526,625
Revolver with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 2.00% (5.65197% at June 30, 2026), and outstanding balance due July 2030	—	—
Principal debt	523,875	526,625
Deferred financing costs on long-term debt	(2,219)	(2,447)
Discount on long-term debt	(714)	(787)
Total debt	520,942	523,391
Less current maturities	5,500	5,500
Long-term portion	$515,442	$517,891
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
Effective as of June 10, 2025, the Company entered into an additional amendment to the Credit Facilities (the “June 2025 Amendment”) to reduce the commitments outstanding under the Revolver, extend the maturity of a portion of such commitments and

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
reduce the applicable margin with respect to extended revolving loans. As a result of the June 2025 Amendment, commitments under the Revolver were reduced from $190.0 million to $155.0 million. With respect to $125.0 million of such commitments, (i) the maturity date was extended to January 6, 2028 and (ii) the applicable margin for (x) Term SOFR (as defined in the Credit Facilities) loans was reduced to 2.50% and (y) ABR (as defined in the Credit Facilities) loans was reduced to 1.50%, in each case, subject to a single 0.25% step-down based on the Company’s first lien net leverage ratio. The remaining $30.0 million of such commitments expired on July 6, 2026.
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
Pursuant to the July 2025 Amendment, with respect to $125.0 million of commitments under the existing $155.0 million Revolver, (i) the maturity date was extended to July 29, 2030 and (ii) the applicable margin for (x) Term SOFR loans was reduced to 2.00% and (y) ABR loans was reduced to 1.00%, in each case, subject to one 25 basis points step-up based on the Company’s first lien net leverage ratio. Other than the changes noted above, the terms and conditions of all commitments at closing as well as those extending beyond the original maturity date remain the same as the existing Revolver. Accordingly, $125.0 million of availability remains under the Revolver through July 29, 2030.
The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of June 30, 2026, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. The fair value amounts were approximately $502.3 million and $529.3 million as of June 30, 2026 and December 31, 2025, respectively.
The Company has entered into the following interest rate swap agreements in connection with its Credit Facilities to convert a portion of the floating rate component of the Term Loan from a floating rate to fixed rate:

	Effective	Expiration	Fixed Interest	Notional	Asset (Liability) Fair Value at
Swap	Date	Date	Rate	Amount	June 30, 2026
				(in thousands)	(in thousands)
Initial Swap	October 31, 2022	October 31, 2027	4.212%	$200,000	$(623)
Second Swap	March 31, 2023	October 31, 2027	3.951%	$100,000	$31
Third Swap	September 20, 2024	October 31, 2027	3.395%	$125,000	$939
The Swap Agreements are accounted for as derivatives whereby the fair value of the contract is reported within the unaudited condensed consolidated balance sheets, and related gains or losses resulting from changes in the fair value are reported in interest and other expense, net, in the unaudited condensed consolidated statements of operations and comprehensive income. As of June 30, 2026, the fair value of the Initial Swap was a liability of $0.6 million, while the fair value of the Second and Third Swaps was an asset of $1.0 million, which are reported in other non-current liabilities and other non-current assets, respectively, on the unaudited condensed consolidated balance sheets. The related gains and losses resulting from changes in fair value were a gain of $2.1 million and a loss of $2.2 million for the three months ended June 30, 2026 and 2025, respectively, and a gain of $5.0 million and a loss of $6.0 million during the six months ended June 30, 2026 and 2025, respectively.
The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and are secured by substantially all assets of the Company. As of June 30, 2026, the Company was in compliance with all of its covenants.
Aggregate maturities of the Company’s debt for the years ending December 31 are as follows as of June 30, 2026 (in thousands):

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Year ending December 31:
2026 (remainder of year)	$2,750
2027	5,500
2028	5,500
2029	5,500
2030	5,500
Thereafter	499,125
Total aggregate maturities of the Company’s debt	$523,875
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
The Company repurchased and retired 1.4 million and 2.7 million shares of common stock pursuant to the Repurchase Program for $14.8 million and $28.7 million including transaction fees and taxes, during the three and six months ended June 30, 2026. As of June 30, 2026, $19.2 million remained available under the Repurchase Program.
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
The following table summarizes our RSU and stock option activity for the six months ended June 30, 2026:

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	RSUs	Stock Options
	(in thousands)
Outstanding as of January 1, 2026	4,590	13,478
Granted	2,594	—
Vested or exercised	(488)	(69)
Cancelled or forfeited	(808)	(2,297)
Outstanding as of March 31, 2026	5,888	11,112
Granted	192	80
Vested or exercised	(601)	(151)
Cancelled or forfeited	(388)	(221)
Outstanding as of June 30, 2026	5,091	10,820
As of June 30, 2026, total unrecognized compensation expense was $48.7 million and $1.7 million related to outstanding RSUs and stock options, respectively.
Stock-based compensation expense from continuing operations was classified on the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenues	$106	$120	$190	$217
Sales and marketing	521	393	885	713
Product development	833	653	1,481	1,113
General and administrative	4,309	6,906	9,094	12,784
Total stock-based compensation expense	$5,769	$8,072	$11,650	$14,827
Note 13. Net Income Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net income per share for the Company’s common stock as of:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands except per share amounts)

Numerator:
Net income from continuing operations	$9,716	$5,761	$16,887	6,695
Income (loss) from discontinued operations, net of income tax	—	2,392	—	(6,255)
Net income attributable to common stockholders.	$9,716	$8,153	$16,887	$440

Denominator:
Weighted-average shares of common stock outstanding, basic	176,930	182,600	177,303	183,032
Weighted-average shares of common stock outstanding, diluted	178,793	184,241	179,734	184,838

Net income (loss) per share attributable to common stockholders, basic:
Continuing operations	$0.05	$0.03	$0.10	$0.04
Discontinued operations	—	0.01	—	(0.04)
Net income per share	$0.05	$0.04	$0.10	$—

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Net income (loss) per share attributable to common stockholders, diluted:
Continuing operations	$0.05	$0.03	$0.09	$0.04
Discontinued operations	—	0.01	—	(0.04)
Net income per share	$0.05	$0.04	$0.09	$—
The following table illustrates the reconciliation of the denominators of the basic and diluted EPS computations for income from continuing operations and loss from discontinued operations, net of income tax.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Weighted-average shares of common stock outstanding, basic	176,930	182,600	177,303	183,032
Shares of common stock subject to outstanding RSUs	543	568	839	624
Shares of common stock subject to outstanding options	1,171	942	1,401	1,011
Shares of common stock pursuant to ESPP	149	131	191	171
Weighted-average shares of common stock outstanding, diluted	178,793	184,241	179,734	184,838
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented due to their anti-dilutive effect as of:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Outstanding stock options and unvested RSUs	14,196	18,062	13,670	17,936
Shares of common stock pursuant to ESPP	68	68	33	33
Total anti-dilutive outstanding potential common stock	14,264	18,130	13,703	17,969
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
There were no transfers between fair value measurement levels during the three and six months ended June 30, 2026 and 2025.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of:

	June 30, 2026				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market	$4,817	$—	$—	$4,817	Cash equivalents
Interest rate swaps	—	970	—	970	Other non-current assets
Liability:
Interest rate swaps	$—	$623	$—	$623	Other non-current liabilities

	December 31, 2025				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Money market	$2,376	$—	$—	$2,376	Cash equivalents
Liability:
Interest rate swap	$—	$4,687	$—	$4,687	Other non-current liabilities
Note 15. Income Taxes
Our provision for income taxes in interim periods is based on our estimated annual effective tax rate plus the impact, if any, of discrete items recognized in the interim period. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined.
The income tax expense was $1.5 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively, and $2.1 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively. The difference in income tax expense for the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025 was driven primarily by an increase in net income from continuing operations before tax and discrete items, including a Canada return to provision adjustment during the three and six months ended June 30, 2025 and a New Zealand return to provision adjustment during the six months ended June 30, 2025.
The Company believes it is reasonably possible that sufficient positive evidence may exist within the next twelve months in the form of cumulative historical earnings and expectations of future income to release a portion of its U.S. valuation allowance, which could result in a material non-cash income tax benefit.
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

Year ending December 31,
2026 (remainder of year)	$7,805
2027	12,933
2028	10,543
2029	687
2030	—
Thereafter	—
Total future minimum payments due	$31,968
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
On January 31, 2024, plaintiff Vladimir Gusinsky Revocable Trust filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against the Company, members of its Board and the other parties to its sponsor stockholders agreement, dated June 30, 2021, Providence Strategic Growth II L.P., Providence Strategic Growth II-A L.P., SLA Eclipse Co-Invest, L.P., and SLA CM Eclipse Holdings, L.P. (collectively, the “Sponsor Stockholders”), captioned Vladimir Gusinsky Revocable Trust v. Eric Remer, Penny Baldwin, et. al., Case No. 2024-0077 (Del Ch.). The complaint generally alleges violations of Section 141(a) of the Delaware General Corporation Law (“DGCL”) by providing the Sponsor Stockholders with a veto right over the Board’s ability to hire or fire the Company’s Chief Executive Officer (the “CEO Approval Right”) on the basis that it unlawfully limits the Board’s authority to manage the business and affairs of the Company. The plaintiff seeks declaratory judgment that the CEO Approval Right is invalid and void, other declaratory and equitable relief for the class and/or the Company, attorneys’ and experts’ witness fees and other costs and expenses, and other equitable relief. On June 14, 2024, the Company filed its opening brief in support of its Motion to Dismiss, and on July 15, 2024, Plaintiff opposed that motion. On July 16, 2024, the Court entered a stipulation and order dismissing the director defendants from the action. On August 29, 2024, the remaining defendants, the Company and Sponsor Stockholders (collectively, “Defendants”), filed their reply in support of the Motion to Dismiss, and pursuant to a stipulation between the parties, Plaintiff filed a sur-reply on September 26, 2024, which Defendants filed a response to on October 10, 2024. On October 15, 2024, Defendants filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction, arguing that the claims alleged are not ripe for adjudication and on November 15, 2024 Plaintiff opposed that motion. On December 9, 2024, Defendants filed their reply in support of the Motion to Dismiss for Lack of Subject Matter Jurisdiction. The Court has scheduled oral argument on the pending motions for October 19, 2026. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable and the potential loss or range of loss is not reasonably estimable.
The Company is party to additional legal proceedings incidental to its business. While the outcome of these additional matters could differ from management’s expectations, the Company does not believe that the resolution of such matters is reasonably likely to have a material effect on its results of operations or financial condition.
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of June 30, 2026 and December 31, 2025, the Company recorded a liability in the amount of $7.8 million and $9.4 million, respectively within current liabilities and other long-term liabilities as a provision for sales and use and gross receipts tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.
Note 17. Geographic Areas
The following table sets forth long-lived assets by geographic area as of:

	June 30,	December 31,
	2026	2025
	(in thousands)
United States	$56,979	$50,771
International	$15,979	$13,941
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
The accounting policies of the segment are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2025. Based on being a single reportable segment company, the Company has disclosed net income from continuing operations as its primary measure of profit or loss used by the chief operating decision maker (“CODM”), which is reported on the unaudited condensed consolidated statement of operations and comprehensive income as net income from continuing operations. The CODM is provided financial information inclusive of net income from continuing operations, which is used to assess performance of the segment and decide how to allocate resources. The CODM uses net income from continuing operations, among other metrics, to assist in evaluating the financial performance of the Company and monitoring budget versus actual results. The CODM does not review assets in evaluating segment results, and therefore, such information is not presented. The measure of segment assets is reported on the consolidated balance sheets as total assets.
Disaggregated information is not used for assessing the performance of the Company or for making resource allocation decisions. The CODM reviews financial information presented on an aggregated and consolidated basis, together with revenue information of the three core vertical markets. The software and technology-based solutions provided by the Company are deployed and implemented to

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
customers in a similar manner regardless of industry. See Notes 4. Revenue and 17. Geographic Areas for disaggregated information regarding the Company's revenues and long-lived assets by geography, respectively.
The following table provides segment information for revenues, net income and significant expenses:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total revenues	$152,017	$148,015	$299,482	$290,288
Less(1):
Employee expense	61,282	57,107	123,111	112,907
Marketing and advertising	11,501	9,090	21,287	17,478
Communication services	6,463	5,991	12,341	11,670
Third-party commissions	2,750	4,941	7,268	10,237
Software, tools and hosting	18,457	15,503	36,774	29,142
Legal and professional fees	10,534	14,307	21,784	28,978
Loss on sale and impairments	—	—	131	85
Other segment items(2)	8,292	8,685	16,356	16,427
Depreciation and amortization	15,264	16,589	30,379	33,357
Interest and other expense, net	6,286	8,798	11,060	21,557
Income tax expense	1,472	1,243	2,104	1,755
Total expenses	142,301	142,254	282,595	283,593
Net income from continuing operations	9,716	5,761	16,887	6,695
Income (loss) from discontinued operations, net of income tax	—	2,392	—	(6,255)
Net income	$9,716	$8,153	$16,887	$440
(1) The significant expense categories and amounts align with information that is regularly reviewed by the CODM.
(2) Other segment items include corporate overhead expenses, transaction-related and other non-recurring or unusual costs, facility expenses, bad debt and other miscellaneous cost of services.
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Other Segment Disclosures
Interest income	$(624)	$(1,016)	$(1,203)	$(2,096)
Interest expense	8,211	8,954	16,369	17,713
Other Significant Non-cash Items:
Stock-based compensation	5,769	8,072	11,650	14,827
There are no reconciling items or adjustments between segment revenues, net income, total assets and consolidated revenues, net income and total assets.

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
Our business benefits from attractive unit economics. Approximately 97% of our revenue was recurring or re-occurring in both the six months ended June 30, 2026 and 2025, and we maintained an annualized net revenue retention rate of approximately 94% and 97% for the quarters ended June 30, 2026 and 2025, respectively. Our annualized pro forma net revenue retention rate was equal to the annualized net revenue retention rate for the quarters ended June 30, 2026 and 2025, respectively, as the acquisitions and dispositions closed during the prior period were not material to our prior period unaudited condensed consolidated results on a pro forma basis. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.
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
Sale of Marketing Technology Solutions
On October 31, 2025, we completed the sale of our marketing technology solutions business to Ignite Visibility for approximately $45.0 million in cash (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q). We determined that our decision to sell marketing technology solutions met the criteria for classification as discontinued operations. As a result, their operating results are presented as discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive income for all periods presented through the date of sale. During the three and six months ended June 30, 2025, we measured the assets and liabilities of the marketing technology disposal group at estimated fair value less cost to sell and recognized a gain of $0.4 million and a loss of $2.2 million, respectively, and a goodwill impairment charge of $6.9 million during the six months ended June 30, 2025, which are included in (gain) loss on held for sale and impairments within discontinued operations on our unaudited condensed consolidated statements of operations and comprehensive income.
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
Our Revenue Growth Rate was 2.7% and 3.2% for the three and six months ended June 30, 2026, respectively. Total revenues include post-acquisition revenue from ZyraTalk, which was acquired September 15, 2025 (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q), of $0.9 million and $1.8 million during the three and six months ended June 30, 2026, respectively. Our Pro Forma Revenue Growth rate was 2.0% and 2.5% for the three and six months ended June 30, 2026, reflective of the underlying growth in our business as a result of new customers and providing more solutions to existing customers.
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

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025	$	2026	2025	$
	(in thousands)
Revenue	$152,017	$148,015	$4,002	$299,482	$290,288	$9,194
Cost of revenues (exclusive of depreciation and amortization)	32,517	33,395	(878)	65,201	64,583	618
Amortization of developed technology	1,261	1,967	(706)	2,782	4,089	(1,307)
Amortization of capitalized software	3,662	2,463	1,199	6,943	4,859	2,084
Depreciation expense allocated to cost of revenues	109	123	(14)	204	257	(53)
Gross profit from continuing operations	114,468	110,067	4,401	224,352	216,500	7,852
Depreciation and amortization	5,032	4,553	479	9,929	9,205	724
Adjusted gross profit from continuing operations	$119,500	$114,620	$4,880	$234,281	$225,705	$8,576
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

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025	$	2026	2025	$
	(in thousands)
Net income from continuing operations	$9,716	$5,761	$3,955	$16,887	$6,695	$10,192
Adjusted to exclude the following:
Interest and other expense, net	6,286	8,798	(2,512)	11,060	21,557	(10,497)
Income tax expense	1,472	1,243	229	2,104	1,755	349
Depreciation and amortization	15,264	16,589	(1,325)	30,379	33,357	(2,978)
Other amortization	1,754	1,541	213	3,456	3,023	433
Stock-based compensation expense	5,769	8,072	(2,303)	11,650	14,827	(3,177)
Transaction-related and other non-recurring or unusual costs	4,281	2,953	1,328	9,675	8,688	987
Adjusted EBITDA from continuing operations	$44,542	$44,957	$(415)	$85,211	$89,902	$(4,691)
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
We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the rate of growth of subscription and transaction fees, labor costs, third-party expenses and acquisitions and dispositions. For the three and six months ended June 30, 2026, revenue from subscription and transaction fees increased 3.2% and 3.1%, respectively, compared to the prior year period.
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
Comparison of the three and six months ended June 30, 2026 and 2025

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025	$	2026	2025	$
	(in thousands)
Revenues:
Subscription and transaction fees	$147,350	$142,841	$4,509	$289,449	$280,620	$8,829
Other	4,667	5,174	(507)	10,033	9,668	365
Total revenues	152,017	148,015	4,002	299,482	290,288	9,194
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	32,517	33,395	(878)	65,201	64,583	618
Sales and marketing (1)	33,724	30,611	3,113	66,811	59,394	7,417
Product development (1)	21,396	19,497	1,899	42,595	39,460	3,135
General and administrative (1)	31,642	32,121	(479)	64,314	63,402	912
Depreciation and amortization	15,264	16,589	(1,325)	30,379	33,357	(2,978)
Loss on sale and impairments	—	—	—	131	85	46
Total operating expenses	134,543	132,213	2,330	269,431	260,281	9,150
Operating income	17,474	15,802	1,672	30,051	30,007	44
Interest and other expense, net	(6,286)	(8,798)	2,512	(11,060)	(21,557)	10,497
Net income from continuing operations before income tax expense	11,188	7,004	4,184	18,991	8,450	10,541
Income tax expense	(1,472)	(1,243)	(229)	(2,104)	(1,755)	(349)
Net income from continuing operations	$9,716	$5,761	$3,955	16,887	6,695	10,192
Income (loss) from discontinued operations, net of income tax	—	2,392	(2,392)	—	(6,255)	6,255
Net income	$9,716	$8,153	$1,563	$16,887	$440	$16,447
(1)Includes stock-based compensation expense as follows:

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025	$	2026	2025	$
	(in thousands)
Cost of revenues	$106	$120	$(14)	$190	$217	$(27)
Sales and marketing	521	393	128	885	713	172
Product development	833	653	180	1,481	1,113	368
General and administrative	4,309	6,906	(2,597)	9,094	12,784	(3,690)
Total stock-based compensation expense	$5,769	$8,072	$(2,303)	$11,650	$14,827	$(3,177)

Comparison of the three and six months ended June 30, 2026 and 2025 (percentage of revenue)
The following table provides the key components of operating costs within our results of operations as a percentage of revenue for the three and six months ended June 30, 2026 compared to the same period in 2025.

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025	%	2026	2025	%

Total Revenues	100.0%	100.0%		100%	100%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	21.4%	22.6%	(1.2)%	21.8%	22.2%	(0.4)%
Sales and marketing	22.2%	20.7%	1.5%	22.3%	20.5%	1.8%
Product development	14.1%	13.2%	0.9%	14.2%	13.6%	0.6%
General and administrative	20.8%	21.7%	(0.9)%	21.5%	21.8%	(0.3)%
Depreciation and amortization	10.0%	11.2%	(1.2)%	10.1%	11.5%	(1.4)%
Loss on sale and impairments	—%	—%	—%	—%	—%	—%
Total operating expenses	88.5%	89.4%	(0.9)%	89.9%	89.7%	0.2%
While revenue growth remains a key focus, we remain committed to continued expansion of gross margin, net income and Adjusted EBITDA through ongoing transformation initiatives. As a percentage of revenue, the combination of cost of revenue, sales and marketing, product development and general and administrative costs increased from 78.1% for the six months ended June 30, 2025 to 79.8% for the six months ended June 30, 2026, an increase of 170 basis points representing targeted investments for future growth inclusive of costs associated with the ZyraTalk acquisition subsequent to the acquisition date. A discussion on primary drivers follows in the subsequent sections.
Revenues

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025	$	2026	2025	$
	(in thousands)
Revenues:
Subscription and transaction fees	$147,350	$142,841	$4,509	$289,449	$280,620	$8,829
Other	4,667	5,174	(507)	10,033	9,668	365
Total revenues	$152,017	$148,015	$4,002	$299,482	$290,288	$9,194
Revenues increased $4.0 million, or 2.7%, and $9.2 million, or 3.2%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. Revenue from subscription and transaction fees increased 3.2% and 3.1% and other revenue decreased 9.8% and increased 3.8% during the three and six months ended June 30, 2026, respectively, as compared to the prior year periods. The majority of our revenue growth is attributable to the successful delivery of system of action capabilities to our SMBs in our verticals of home services as well as our EverHealth product portfolio. The subscription and transaction fees revenue increase consists primarily of increases from (a) business management software and (b) billing and payment solutions, partially offset by a decrease in (c) revenues associated with our share of rebates from suppliers generated through group purchase programs. Business management software revenues drove a $3.6 million and $9.5 million increase in subscription and transaction fees revenue for the three and six months ended June 30, 2026, respectively, due primarily to higher revenue per customer. Billing and payment solutions revenues increased $1.5 million and $0.8 million during the three and six months ended June 30, 2026, respectively, primarily due to an increase in total payments volume processed through our payment platforms and slightly higher take rate. Revenues associated with our share of rebates from suppliers generated through group purchasing programs, which is more closely connected to macro-economic impacts than our core business management software, declined by $0.6 million and $1.4 million during the three and six months ended June 30, 2026, respectively. Subscription and transaction fees revenue also includes $0.9 million and $1.8 million of post-acquisition revenue from ZyraTalk for the three and six months ended June 30, 2026, respectively, (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q). Other revenues decreased $0.5 million and increased $0.4 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, primarily driven by timing of revenues related to project implementation and customer development services.

Cost of Revenues

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025	$	2026	2025	$
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization presented separately below)	$32,517	$33,395	$(878)	$65,201	$64,583	$618
Cost of revenues decreased by $0.9 million, or 2.6%, and increased by $0.6 million, or 1.0%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The decrease for the three-month period was primarily due to a decrease in personnel and compensation expenses. Cost of revenues remained relatively consistent in the six-month period as compared to the prior year period and declined by 40 basis points as a percentage of revenue. Cost of revenues includes $0.2 million and $0.4 million of post-acquisition expense from ZyraTalk for the three and six months ended June 30, 2026, respectively, (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q).
Sales and Marketing

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025	$	2026	2025	$
	(dollars in thousands)
Sales and marketing	$33,724	$30,611	$3,113	$66,811	$59,394	$7,417
Sales and marketing expenses increased $3.1 million, or 10.2%, and $7.4 million, or 12.5%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases were driven primarily by an additional $2.7 million and $6.2 million in personnel and compensation expenses, respectively, and $2.3 million and $3.2 million in advertising expense, respectively. These increases were partially offset by a $2.2 million and $3.0 million decrease in commissions related to volume from third-party channels associated with legacy payment platform solutions, respectively. Sales and marketing expenses include $0.5 million and $1.0 million of post-acquisition expense from ZyraTalk for the three and six months ended June 30, 2026, respectively, (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q).
Product Development

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025	$	2026	2025	$
	(dollars in thousands)
Product development	$21,396	$19,497	$1,899	$42,595	$39,460	$3,135
Product development expenses increased by $1.9 million, or 9.7%, and $3.1 million, or 7.9%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. These increases were a result of continued investment in our technology and teams to support our various solutions as well as centralized security operations, information technology and cloud engineering, with an additional $0.6 million and $1.4 million in software and tools, respectively, $0.7 million and $0.5 million in outsourced services, respectively, $0.2 million and $0.5 million in personnel and compensation expenses, respectively, and $0.2 million and $0.4 million in stock-based compensation, respectively. Product developments expenses include $0.7 million and $1.1 million of post-acquisition expense from ZyraTalk for the three and six months ended June 30, 2026, respectively, (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q).
General and Administrative

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025	$	2026	2025	$
	(dollars in thousands)
General and administrative	$31,642	$32,121	$(479)	$64,314	$63,402	$912
General and administrative expenses decreased by $0.5 million, or 1.5%, and increased by $0.9 million, or 1.4%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. General and administrative expenses remained relatively consistent in the three and six-month periods as compared to the prior year periods and declined by 90 basis points and 30 basis points as a percentage of revenue, respectively. General and administrative expenses include $1.4 million and $2.8 million of post-acquisition expense from ZyraTalk for the three and six months ended June 30, 2026, respectively, (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q).
Depreciation and Amortization

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025	$	2026	2025	$
	(dollars in thousands)
Depreciation and amortization	$15,264	$16,589	$(1,325)	$30,379	$33,357	$(2,978)
Depreciation and amortization expenses decreased by $1.3 million, or 8.0%, and $3.0 million, or 8.9%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The decrease for the three and six-month periods was driven primarily by lower intangible assets’ amortization due to the reduced rate of replacement assets resulting from a slowdown in business acquisitions. Specifically, the decrease was driven by $2.5 million and $5.0 million in lower intangible assets’ amortization, respectively, partially offset by $1.2 million and $2.1 million of additional capitalized software amortization, respectively.
Loss on Sale and Impairments

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025	$	2026	2025	$
	(dollars in thousands)
Loss on sale and impairments	$—	$—	$—	$131	$85	$46
During the six months ended June 30, 2026 we recorded right-of-use lease asset impairments charges of $0.1 million (see Note 9. Leases in this Quarterly Report on Form 10-Q). During the six months ended June 30, 2025, we recorded a $0.1 million working capital adjustment related to the disposal of fitness solutions in 2024.
Interest and Other Expense, net

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025	$	2026	2025	$
	(dollars in thousands)
Interest and other expense, net	$6,286	$8,798	$(2,512)	$11,060	$21,557	$(10,497)
Interest and other expense, net, decreased by $2.5 million, or 28.6%, and $10.5 million, or 48.7%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, with the changes primarily driven by volatility of interest rates and foreign currency. The decrease for the three-month period was driven by an unrealized gain on interest rate swaps of $2.1 million compared to an unrealized loss of $2.1 million in the comparative period, a year over year decrease of $4.2 million as a result of the fair value change in interest rate swaps. Additionally, interest expense on long-term debt decreased $0.7 million as a result of lower variable base interest rates on the Company’s Credit Facilities, and $0.3 million of income related to support services provided under the TSA with Ignite Visibility, partially offset by a $2.5 million year over year decrease in unrealized foreign currency gain, and a $0.4 million decrease in interest income. The decrease for the six-month period was driven primarily by an unrealized gain on interest rate swaps of $5.0 million compared to an unrealized loss of $6.0 million in the comparative period, a year over year decrease of $11.0 million as a result of the fair value change in interest rate swaps. Additionally, interest expense on long-term debt decreased $1.3 million as a result of lower variable base interest rates on the Company’s Credit Facilities, $0.8 million of income related to support services provided under the TSA with Ignite Visibility, partially offset by a $1.9 million year over year decrease in unrealized foreign currency gain and a $0.9 million decrease in interest income. The decline in interest expense on long-term debt in both the three and six-month periods is a result of lower variable base interest rates on the Company’s Credit Facilities (as defined below) and the amendment to the Term Loan (as defined below) in the third quarter 2025 resulting in a reduction in margin and the removal of the credit spread adjustment (see Note 10. Long-Term Debt in this Quarterly report on Form 10-Q).

Income Tax Expense

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025	$	2026	2025	$
	(dollars in thousands)
Income tax expense	$(1,472)	$(1,243)	$(229)	$(2,104)	$(1,755)	$(349)
Income tax expense increased by $0.2 million, or 18.4%, and $0.3 million, or 19.9%, for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025, with the change driven primarily by an increase in net income from continuing operations before tax and discrete items, including a Canada return to provision adjustment during the three and six months ended June 30, 2025 and a New Zealand return to provision adjustment during the six months ended June 30, 2025.
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
As of June 30, 2026, we had cash, cash equivalents and restricted cash of $133.5 million, $155.0 million of available borrowing capacity under our Revolver (as defined below) and $523.9 million outstanding under our Term Loan. We believe that our existing cash, cash equivalents and restricted cash, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. If needed, additional funds may not be available on terms favorable to us, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part II, Item 1A. “Risk Factors.”
Cash Flows
The following table sets forth cash flow data:

	Six months ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$53,145	$57,659
Net cash used in investing activities	(17,064)	(13,745)
Net cash used in financing activities	(31,117)	(29,576)
Effect of foreign currency exchange rate changes on cash	(1,198)	940
Net increase in cash, cash equivalents and restricted cash	$3,766	$15,278
Cash Flow from Operating Activities
Net cash provided by operating activities was $53.1 million for the six months ended June 30, 2026, compared to $57.7 million for the six months ended June 30, 2025. Changes in net cash provided by operating activities resulted primarily from cash received from net sales within our subscription and transaction fees. Other drivers of the changes in net cash provided by operating activities include payments for personnel expenses for our employees, costs related to delivering our services and products, partner commissions, advertising and interest on our long-term debt.
The decrease in cash provided by operating activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to investments made to support the growth of our business of $24.5 million, including higher employee and related expenses and software and tools; partially offset by an increase in cash collections from our subscription and transaction fees of approximately $12.9 million, lower cash outflows directly related to the delivery of our services and products of $3.7 million, income of $3.1 million related to support services provided under the TSA, and lower taxes paid of $1.0 million. Additionally, cash provided by operating activities decreased $0.7 million related to the marketing technology solutions business, which was sold on October 31, 2025 (see Note 3. Acquisition and Disposition in this Quarterly report on Form 10-Q).
Cash Flow from Investing Activities
During the six months ended June 30, 2026, net cash used in investing activities of $17.1 million was related primarily to costs to develop software of $15.6 million and $1.5 million for purchases of property and equipment.
During the six months ended June 30, 2025, net cash used in investing activities of $13.7 million was related primarily to costs to develop software of $12.7 million and $1.0 million for purchases of property and equipment.
Cash Flow from Financing Activities
During the six months ended June 30, 2026, net cash used in financing activities of $31.1 million was related primarily to the repurchase and retirement of shares of our common stock of $28.6 million.
During the six months ended June 30, 2025, net cash used in financing activities of $29.6 million was related primarily to the repurchase and retirement of shares of our common stock of $31.6 million.
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
Effective as of June 10, 2025, the Company entered into an additional amendment to the Credit Facilities (the “June 2025 Amendment”) to reduce the commitments outstanding under the Revolver, extend the maturity of a portion of such commitments and reduce the applicable margin with respect to extended revolving loans. As a result of the June 2025 Amendment, commitments under the Revolver were reduced from $190.0 million to $155.0 million. With respect to $125.0 million of such commitments, (i) the maturity date was extended to January 6, 2028 and (ii) the applicable margin for (x) Term SOFR (as defined in the Credit Facilities) loans was reduced to 2.50% and (y) ABR (as defined in the Credit Facilities) loans was reduced to 1.50%, in each case, subject to a single 0.25% step-down based on the Company’s first lien net leverage ratio. The remaining $30.0 million of such commitments expired on July 6, 2026.
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
Pursuant to the July 2025 Amendment, with respect to $125.0 million of commitments under the existing $155.0 million Revolver, (i) the maturity date was extended to July 29, 2030 and (ii) the applicable margin for (x) Term SOFR loans was reduced to 2.00% and (y) Alternate Base Rate loans was reduced to 1.00%, in each case, subject to a 25 basis points step-up based on the Company’s first lien net leverage ratio. Other than the changes noted above, the terms and conditions of all commitments at closing as well as those extending beyond the original maturity date remain the same as the existing Revolver. Accordingly, $125.0 million of availability remains under the Revolver through July 29, 2030.
We have entered into the following interest rate swap agreements in connection with our Credit Facilities to convert a portion of the floating rate component of the Term Loan from a floating rate to fixed rate:

Effective	Expiration	Fixed Interest	Notional	Asset (Liability) Fair Value at
Date	Date	Rate	Amount	June 30, 2026
			($ in thousands)	($ in thousands)
October 31, 2022	October 31, 2027	4.212%	$200,000	$(623)
March 31, 2023	October 31, 2027	3.951%	$100,000	$31
September 20, 2024	October 31, 2027	3.395%	$125,000	$939
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
As of June 30, 2026, there was $523.9 million outstanding under our Credit Facilities, all of which was related to the Term Loan as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loan was approximately 6.02% for the three months ended June 30, 2026, excluding the effect of any interest rate swap agreements.
As of June 30, 2026, we were in compliance with the financial covenants under the Credit Facilities.
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
The Company repurchased and retired 1.4 million and 2.7 million shares of common stock for approximately $14.8 million and $28.7 million, including transaction fees and taxes, during the three and six months ended June 30, 2026. As of June 30, 2026, $19.2 million remained available under the Repurchase Program.
Contractual Obligations
There have been no material changes to our contractual obligations as of June 30, 2026 from those disclosed in our Annual Report on Form 10-K.
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
Our critical accounting policies are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Changes in Internal Control over Financial Reporting
We continue to work to remediate our material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
During the three months ended June 30, 2026, we repurchased approximately $14.8 million in shares of our common stock under our Repurchase Program, including transaction fees and taxes. The stock repurchase activity under our Repurchase Program during the three months ended June 30, 2026 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
	(in thousands, except per share and share amounts)

April 1, 2026 - April 30, 2026	393,321	$11.62	393,321	$29,300
May 1, 2026 - May 31, 2026	384,721	$10.66	384,721	$25,198
June 1, 2026 - June 30, 2026	646,236	$9.33	646,236	$19,166
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On June 6, 2026, Eric Remer, our Chief Executive Officer and Chairman of the Board of Directors, entered into a Rule 10b5-1 trading arrangement (the “Remer 10b5-1 Sales Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 1.0 million shares of the Company’s common stock held by Mr. Remer, until September 9, 2027 or upon the occurrence of certain events described in the Remer 10b5-1 Sales Plan.

During the three months ended June 30, 2026, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

EVERCOMMERCE INC.

Date: August 5, 2026	By:	/s/ Eric Remer
Eric Remer
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Chief Financial Officer
(Principal Financial Officer)