Form 10-Q
period 2026-09-30
EverCommerce Inc.
filed 2026-11-05
CIK 1853145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2026, there were 175,634,171 shares of the registrant’s common stock, par value $0.00001, outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EverCommerce Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)
(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$139,007	$129,730
Accounts receivable, net of allowance for expected credit losses of $3.3 million and $3.6 million at September 30, 2026 and December 31, 2025, respectively	35,517	37,046
Contract assets	14,097	11,612
Prepaid expenses and other current assets	34,936	34,391
Total current assets	223,557	212,779
Property and equipment, net	5,533	5,744
Capitalized software, net	70,633	58,968
Other non-current assets	40,387	36,261
Intangible assets, net	131,214	164,240
Goodwill	892,527	893,802
Total assets	1,363,851	1,371,794
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,845	$5,125
Accrued expenses and other	50,897	55,836
Deferred revenue	21,951	21,670
Customer deposits	14,604	12,519
Current maturities of long-term debt	5,500	5,500
Total current liabilities	104,797	100,650
Long-term debt, net of current maturities and deferred financing costs	514,220	517,891
Other non-current liabilities	29,954	36,380
Total liabilities	648,971	654,921
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 50,000,000 shares authorized and no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value, 2,000,000,000 shares authorized and 175,675,182 and 178,111,971 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2	2
Accumulated other comprehensive loss	(14,275)	(12,686)
Additional paid-in capital	1,349,726	1,373,022
Accumulated deficit	(620,573)	(643,465)
Total stockholders’ equity	714,880	716,873
Total liabilities and stockholders’ equity	$1,363,851	$1,371,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share and share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Subscription and transaction fees	$148,159	$142,184	$437,608	$422,804
Other	3,286	5,282	13,319	14,950
Total revenues	151,445	147,466	450,927	437,754
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	31,421	33,475	96,622	98,058
Sales and marketing	33,311	26,526	100,122	85,920
Product development	21,547	19,387	64,142	58,847
General and administrative	36,441	35,362	100,755	98,764
Depreciation and amortization	15,407	16,763	45,786	50,120
Loss on sale and impairments	473	—	604	85
Total operating expenses	138,600	131,513	408,031	391,794
Operating income	12,845	15,953	42,896	45,960
Interest and other expense, net	(5,720)	(8,902)	(16,780)	(30,459)
Net income from continuing operations before income tax expense	7,125	7,051	26,116	15,501
Income tax expense	(1,120)	(1,247)	(3,224)	(3,002)
Net income from continuing operations	6,005	5,804	22,892	12,499
Income (loss) from discontinued operations, net of income tax	—	5,312	—	(943)
Net income	6,005	11,116	22,892	11,556
Other comprehensive income:
Foreign currency translation gain (loss), net	13	(2,718)	(1,589)	1,768
Comprehensive income	$6,018	$8,398	$21,303	$13,324

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.03	$0.03	$0.13	$0.07
Discontinued operations	—	0.03	—	(0.01)
Total	$0.03	$0.06	$0.13	$0.06

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.03	$0.03	$0.13	$0.07
Discontinued operations	—	0.03	—	(0.01)
Total	$0.03	$0.06	$0.13	$0.06

Weighted-average shares of common stock outstanding used in computing net income (loss) per share:
Basic	176,083,177	180,977,363	176,891,295	182,341,634
Diluted	177,123,291	183,686,560	179,040,219	184,709,684
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2025	178,112	$2	$1,373,022	$(643,465)	$(12,686)	$716,873
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	325	—	(1,847)	—	—	(1,847)
Stock-based compensation	—	—	5,881	—	—	5,881
Stock option exercises	69	—	683	—	—	683
Repurchase and retirement of common stock, including taxes	(1,255)	—	(13,931)	—	—	(13,931)
Foreign currency translation loss, net	—	—	—	—	(861)	(861)
Net income	—	—	—	7,171	—	7,171
Balance at March 31, 2026	177,251	$2	$1,363,808	$(636,294)	$(13,547)	$713,969
Issuance of common stock for Employee Stock Purchase Plan	208	—	1,528	—	—	1,528
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	416	—	(1,795)	—	—	(1,795)
Stock-based compensation	—	—	5,769	—	—	5,769
Stock option exercises, net	151	—	1,631	—	—	1,631
Repurchase and retirement of common stock, including taxes	(1,424)	—	(14,799)	—	—	(14,799)
Foreign currency translation loss, net	—	—	—	—	(741)	(741)
Net income	—	—	—	9,716	—	9,716
Balance at June 30, 2026	176,602	$2	$1,356,142	$(626,578)	$(14,288)	$715,278
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	502	—	(3,273)	—	—	(3,273)
Stock-based compensation	—	—	11,522	—	—	11,522
Stock option exercises, net	155	—	1,076	—	—	1,076
Repurchase and retirement of common stock, including taxes	(1,584)	—	(15,741)	—	—	(15,741)
Foreign currency translation gain, net	—	—	—	—	13	13
Net income	—	—	—	6,005	—	6,005
Balance at September 30, 2026	175,675	$2	$1,349,726	$(620,573)	$(14,275)	$714,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2024	183,725	$2	$1,426,206	$(661,064)	$(14,318)	$750,826
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	240	—	(1,182)	—	—	(1,182)
Stock-based compensation	—	—	6,940	—	—	6,940
Stock option exercises	167	—	1,385	—	—	1,385
Repurchase and retirement of common stock, including taxes	(1,098)	—	(11,164)	—	—	(11,164)
Foreign currency translation gain, net	—	—	—	—	477	477
Net loss	—	—	—	(7,713)	—	(7,713)
Balance at March 31, 2025	183,034	$2	$1,422,185	$(668,777)	$(13,841)	$739,569
Issuance of common stock for Employee Stock Purchase Plan	183	—	1,562	—	—	1,562
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	385	—	(1,815)	—	—	(1,815)
Stock-based compensation	—	—	8,270	—	—	8,270
Stock option exercises, net	631	—	4,827	—	—	4,827
Repurchase and retirement of common stock, including taxes	(2,044)	—	(20,597)	—	—	(20,597)
Foreign currency translation gain, net	—	—	—	—	4,009	4,009
Net income	—	—	—	8,153	—	8,153
Balance at June 30, 2025	182,189	$2	$1,414,432	$(660,624)	$(9,832)	$743,978
Common stock issued upon vesting of restricted stock units, net of shares withheld for employee taxes	375	—	(2,253)	—	—	(2,253)
Stock-based compensation	—	—	6,836	—	—	6,836
Stock option exercises, net	75	—	695	—	—	695
Repurchase and retirement of common stock, including taxes	(2,599)	—	(29,110)	—	—	(29,110)
Foreign currency translation loss, net	—	—	—	—	(2,718)	(2,718)
Net income	—	—	—	11,116	—	11,116
Balance at September 30, 2025	180,040	$2	$1,390,600	$(649,508)	$(12,550)	$728,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2026	2025

Cash flows provided by operating activities:
Net income	$22,892	$11,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,786	51,313
Stock-based compensation expense	23,172	22,046
Deferred taxes	1,801	2,487
Amortization of deferred financing costs and non-cash interest	790	1,145
Loss on sale and impairments	604	6,959
Bad debt expense	2,615	4,423
(Gain) loss on interest rate swap valuation adjustments	(7,354)	6,047
Other non-cash items	2,271	1,145
Changes in operating assets and liabilities:
Accounts receivable, net	(1,160)	(12,515)
Prepaid expenses and other current assets	(3,387)	(2,655)
Other non-current assets	(1,604)	(2,222)
Accounts payable	6,741	(327)
Accrued expenses and other	(3,479)	4,609
Deferred revenue	374	860
Other non-current liabilities	(4,027)	(4,688)
Net cash provided by operating activities	86,035	90,183
Cash flows used in investing activities:
Purchases of property and equipment	(1,627)	(1,933)
Capitalization of software costs	(23,696)	(20,936)
Proceeds from disposition of fitness solutions, net of transaction costs, cash and restricted cash	—	2,271
Acquisition, net of cash acquired	—	(35,856)
Net cash used in investing activities	(25,323)	(56,454)
Cash flows used in financing activities:
Payments on long-term debt	(4,125)	(4,125)
Deferred financing costs	—	(940)
Exercise of stock options, net	3,390	6,908
Proceeds from common stock issuance for Employee Stock Purchase Plan	1,528	1,562
Employee taxes paid for RSU withholdings	(6,915)	(5,250)
Repurchase and retirement of common stock	(44,227)	(60,497)
Net cash used in financing activities	(50,349)	(62,342)
Effect of foreign currency exchange rate changes on cash	(1,086)	130
Net increase (decrease) in cash and cash equivalents, including cash classified as held for sale	9,277	(28,483)
Cash and cash equivalents, including cash classified as held for sale:
Beginning of period	129,730	135,782
End of period	$139,007	$107,299
Supplemental disclosures of cash flow information:
Cash paid for interest	$23,595	$27,256
Cash paid for income taxes	$2,768	$3,071
The accompanying notes are an integral part of these condensed consolidated financial statements.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Nature of the Business
EverCommerce Inc. and subsidiaries (the “Company” or “EverCommerce”) is a leading provider of integrated, vertically-tailored software-as-a-service (“SaaS”) solutions or services that help service-based small and medium-sized businesses (“service SMBs”) run smarter and grow faster. Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. As of December 31, 2025, the Company empowered more than 745,000 customers worldwide primarily across three core verticals: EverPro for Home Services; EverHealth for Health Services; and EverWell for Wellness Services. Within the core verticals, customers operate within numerous micro-verticals, ranging from home service professionals, such as construction contractors and home maintenance technicians, to physician practices and therapists in the Health Services industry, to salon owners in the Wellness sector. The platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly nuanced demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences. The Company is headquartered in Denver, Colorado, and has operations across the United States, Canada, United Kingdom, Australia and New Zealand.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025 and the related notes (“Annual Report on Form 10-K”). The December 31, 2025 consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the nine months ended September 30, 2026 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2025 and the related notes.
On October 31, 2025, the Company completed the sale of its marketing technology solutions business concluding the previously announced strategic review. The Company determined that its marketing technology solutions met the criteria for discontinued operations reporting effective in the first quarter of 2025. As a result, the operating results of the marketing technology solutions business are presented as discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive income for all periods presented through the date of sale. The unaudited condensed consolidated statements of cash flows are inclusive of continuing and discontinued operations for all periods presented through the date of sale. Unless otherwise noted, disclosures throughout these notes to the unaudited condensed consolidated financial statements reflect continuing operations only. Refer to Note 3. Acquisition and Disposition for additional information.
The operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
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
Note 3. Acquisition and Disposition
ZyraTalk Acquisition
On September 15, 2025, the Company acquired 100% of the interest of Joblyt LLC, dba ZyraTalk (“ZyraTalk”), an AI-powered customer engagement solution that combines virtual assistant capabilities with an agentic automation platform, for approximately $36.0 million in cash, not inclusive of an additional $6.5 million of contingent consideration which could be paid over the next three years primarily related to post-combination employment services. During the three months ended September 30, 2026, the Company paid $3.0 million of acquisition-related retention and earnout compensation to the ZyraTalk founders, who subsequently departed the Company voluntarily. As a result of their departures, the founders forfeited all remaining acquisition-related retention and earnout compensation. The acquisition helps to establish EverCommerce as an AI-driven innovator, beginning with near-term application in its Home Services vertical, EverPro, and the Company plans to extend ZyraTalk into broader opportunities across its other verticals.
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The terms of the acquisition allow for an adjustment to the purchase price to be made subsequent to the transaction closing date based on the actual amount of working capital and cash delivered to the Company. The consideration paid and purchase price allocations disclosed reflect the effects of these adjustments.
The financial results of ZyraTalk since the closing through September 30, 2026, were not material to the Company’s consolidated financial statements, nor were they material to the Company’s prior period consolidated results on a pro forma basis.
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
Marketing Technology Solutions Disposition
On October 31, 2025, the Company completed the sale of its marketing technology solutions business to Ignite Visibility for approximately $45.0 million in cash, subject to certain closing adjustments, as part of its previously announced strategic review. The Company determined that its marketing technology solutions met the criteria for discontinued operations reporting effective in the first quarter 2025. The results of operations of marketing technology solutions are presented as discontinued operations on the unaudited condensed consolidated statements of operations and comprehensive income through the date of sale. During the three and nine months ended September 30, 2025, we measured the assets and liabilities of the marketing technology disposal group at estimated fair value less cost to sell and recognized a gain of $2.1 million during the three months ended September 30, 2025, and a goodwill impairment charge of $6.9 million during the nine months ended September 30, 2025, which are included in (gain) loss on held for sale and impairments within discontinued operations on our unaudited condensed consolidated statements of operations and comprehensive income.
The following table summarizes the results of operations of marketing technology solutions reported as discontinued operations:

	Three months ended September 30,	Nine months ended September 30,
	2025	2025
	(in thousands)
Total revenues	$33,631	$96,799
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	24,830	71,598
Sales and marketing	1,989	7,274
Product development	1,138	3,647
General and administrative	2,555	7,274
Depreciation and amortization	—	1,191
(Gain) loss on held for sale and impairments	(2,146)	6,875
Total operating expenses	28,366	97,859
Operating income (loss)	5,265	(1,060)
Other income, net	—	3
Net income (loss) before income tax benefit	5,265	(1,057)
Income tax benefit	47	114
Income (loss) from discontinued operations, net of income tax	$5,312	$(943)

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the significant non-cash items related to discontinued operations that are included in the accompanying statements of cash flows:

	Three months ended September 30,	Nine months ended September 30,
	2025	2025
	(in thousands)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	$—	$1,191
Share-based compensation	113	495
(Gain) loss on assets held for sale and impairments	(2,146)	6,875
In connection with the sale, we entered into a transition services agreement (“TSA”) with Ignite Visibility to provide services including information technology, finance, and accounting support through April 30, 2026. During the nine months ended September 30, 2026, we recorded $0.8 million of income related to support services provided under the TSA, which is included in interest and other expense, net on our unaudited condensed consolidated statements of operations and comprehensive income.
Note 4. Revenue
Disaggregation of Revenue
The following tables present a disaggregation of our revenue from contracts with customers by revenue recognition pattern and geographical market:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
By pattern of recognition (timing of transfer of services):
Point in time	$2,530	$3,356	$9,463	$8,689
Over time	148,915	144,110	441,464	429,065
Total	$151,445	$147,466	$450,927	$437,754
By geographical market:
United States	$129,921	$129,406	$395,828	$389,014
International	21,524	18,060	55,099	48,740
Total	$151,445	$147,466	$450,927	$437,754
Contract Balances
Supplemental balance sheet information related to contracts from customers as of:

	September 30,	December 31,
	2026	2025
	(in thousands)
Accounts receivable, net	$35,517	$37,046
Contract assets	$14,097	$11,612
Deferred revenue	$21,951	$21,670
Customer deposits	$14,604	$12,519
Long-term deferred revenue	$310	$332
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
licenses and professional services where the right to payment is not present until completion of the contract or achievement of specified milestones and the fair value of products or services transferred exceed this constraint.
Contract liabilities: Contract liabilities, or deferred revenue, represent our obligation to transfer products or services to a customer for which consideration has been received in advance of the satisfaction of performance obligations. Long-term deferred revenue is included within other non-current liabilities on the unaudited condensed consolidated balance sheets. Revenue recognized from the contract liability balance at December 31, 2025 was $21.0 million for the nine months ended September 30, 2026.
Customer deposits: Customer deposits relate to payments received in advance for contracts, which allow the customer to terminate a contract and receive a pro rata refund for the unused portion of payments received to date.
Accounts Receivable
Activity in our allowance for expected credit losses is as follows as of:

	September 30,
	2026	2025
	(in thousands)
Allowance for expected credit losses, beginning of year	$3,635	$2,283
Bad debt expense	2,615	2,442
Write-offs, net of recoveries	(2,975)	(1,465)
Allowance for expected credit losses, end of period	$3,275	$3,260
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of unsatisfied or partially satisfied performance obligations within contracts with an original expected contract term that is greater than one year for which fulfillment of the contract has started as of the end of the reporting period. Contracts that include 30-day termination rights are considered to be contracts with a term of one month and are therefore excluded from remaining performance obligations. Remaining performance obligations generally relate to those which are stand-ready in nature, as found within the subscription revenue streams. The aggregate amount of transaction consideration allocated to remaining performance obligations as of September 30, 2026 was $18.8 million. The Company expects to recognize approximately 66% of its remaining performance obligations as revenue within the next year, 26% of its remaining performance obligations as revenue the subsequent year, 7% of its remaining performance obligations as revenue in the third year, and the remainder during the two-year period thereafter.
Cost to Obtain and Fulfill a Contract
Assets resulting from costs to obtain contracts are included within prepaid expenses and other current assets for short-term balances and other non-current assets for long-term balances on the Company’s unaudited condensed consolidated balance sheets. The costs to obtain contracts are amortized over five years, which corresponds with the useful life of the related technology. Short-term assets were $11.3 million and $10.3 million at September 30, 2026 and December 31, 2025, respectively, and long-term assets were $16.8 million and $16.2 million at September 30, 2026 and December 31, 2025, respectively. The Company recorded amortization expense within sales and marketing on the unaudited condensed consolidated statements of operations and comprehensive income of $1.7 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively, and $5.0 million and $4.4 million for the nine months ended September 30, 2026 and 2025, respectively. The Company recorded amortization expense within cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive income of $0.9 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, and $2.9 million and $2.8 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 5. Goodwill
Goodwill activity consisted of the following for the nine months ended September 30, 2026 (in thousands):

Balance at December 31, 2025	$893,802
Acquired goodwill	(83)
Effect of foreign currency exchange rate changes	(1,192)
Balance at September 30, 2026	$892,527

Accumulated impairment losses at September 30, 2026	$(6,418)

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 6. Intangible Assets
Intangible assets consisted of the following as of:

	September 30, 2026
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	5-20 years	$515,730	$396,450	$119,280
Developed technology	5-12 years	95,317	87,586	7,731
Trade name	3-10 years	34,654	30,453	4,201
Non-compete agreements	5 years	1,906	1,904	2
Total		$647,607	$516,393	$131,214

	December 31, 2025
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer relationships	5-20 years	$515,874	$369,843	$146,031
Developed technology	5-12 years	95,347	83,777	11,570
Trade name	3-10 years	34,663	28,027	6,636
Non-compete agreements	5 years	1,907	1,904	3
Total		$647,791	$483,551	$164,240
Amortization expense was $10.8 million and $13.2 million for the three months ended September 30, 2026 and 2025, respectively, and $33.0 million and $40.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 7. Property and Equipment
Property and equipment consisted of the following as of:

	September 30,	December 31,
	2026	2025
	(in thousands)
Computer equipment and software	$9,840	$11,748
Furniture and fixtures	3,268	3,152
Leasehold improvements	9,781	9,981
Total property and equipment	22,889	24,881
Less accumulated depreciation	(17,356)	(19,137)
Property and equipment, net	$5,533	$5,744
Depreciation expense was $0.6 million for both the three months ended September 30, 2026 and 2025, and $1.8 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively. Disposal of fully depreciated assets reduced computer equipment and software and accumulated depreciation by $3.5 million with no impact to the unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2026. There were no material disposals in the year ended December 31, 2025.
Note 8. Capitalized Software
Capitalized software consisted of the following as of:

	September 30,	December 31,
	2026	2025
	(in thousands)
Capitalized software	$118,359	$96,215
Less: accumulated amortization	(47,726)	(37,247)
Capitalized software, net	$70,633	$58,968

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Amortization expense was $4.1 million and $2.9 million for the three months ended September 30, 2026 and 2025, respectively, and $11.0 million and $7.8 million for the nine months ended September 30, 2026 and 2025, respectively. During the ordinary course of business, the Company may determine that certain capitalized features of its software will no longer be used either internally or to deliver value to its customers. The Company recorded a charge of $0.4 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $1.1 million for both the nine months ended September 30, 2026 and 2025 related to capitalized costs associated with abandoned projects, which are included in general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive income.
Note 9. Leases
The Company leases real estate from unrelated parties under operating lease agreements that have initial terms ranging from one year to nine years. Some leases include one or more options to renew, generally at our sole discretion, of five additional years each.
The components of lease expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$713	$889	$2,552	$2,570
Variable lease cost	394	495	1,272	1,622
Short-term lease cost	45	90	199	252
Total lease cost	$1,152	$1,474	$4,023	$4,444
The Company ceased use of certain leased premises and subleased certain facilities resulting in impairment charges of $0.5 million and $0.6 million during the three and nine months ended September 30, 2026, respectively, to impair the right-of-use lease assets to their fair value, which are included in loss on sale and impairments on our unaudited condensed consolidated statement of operations and comprehensive income.
Supplemental cash flow information related to leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cash paid for operating lease liabilities	$965	$1,047	$3,098	$3,064
Operating lease assets obtained in exchange for operating lease liabilities	$323	$—	$907	$334
Supplemental balance sheet information, included in other non-current assets, accrued expenses and other and other non-current liabilities on the unaudited condensed consolidated balance sheets, related to leases is as follows:

	September 30,	December 31,
	2026	2025
	(in thousands)
Operating lease right-of-use assets	$6,030	$8,280

Current operating lease liabilities	3,310	3,850
Long-term operating lease liabilities	8,076	9,963
Total operating lease liabilities	$11,386	$13,813
At September 30, 2026 and December 31, 2025, the weighted average remaining lease term for operating leases was 3.69 years and 4.16 years, respectively, and the weighted average discount rate was 5.3% and 5.2%, respectively.
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of September 30, 2026 is as follows (in thousands):

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Year ending December 31,
2026 (remainder of year)	$976
2027	3,636
2028	3,000
2029	2,618
2030	2,254
Thereafter	—
Total lease payments	12,484
Less: imputed interest	1,098
Total present value of lease liabilities	$11,386
Note 10. Long-Term Debt
Long-term debt consisted of the following as of:

	September 30,	December 31,
	2026	2025
	(in thousands)
Term note with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 2.25% (6.15094% at September 30, 2026) quarterly principal payments of 0.25% of original principal balance with balloon payment due July 2031	$522,500	$526,625
Revolver with interest payable monthly, interest rate at Adjusted SOFR, plus an applicable margin of 2.00% (5.91252% at September 30, 2026), and outstanding balance due July 2030	—	—
Principal debt	522,500	526,625
Deferred financing costs on long-term debt	(2,103)	(2,447)
Discount on long-term debt	(677)	(787)
Total debt	519,720	523,391
Less current maturities	5,500	5,500
Long-term portion	$514,220	$517,891
The Company is party to a credit agreement, as amended, that provides for one term loan in the aggregate principal amount of $529.4 million (the “Term Loan”), a revolver with a capacity of $125.0 million (the “Revolver”) and a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. These debt arrangements are collectively referred to herein as the “Credit Facilities”.
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

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
ratio. Other than the changes noted above, the terms and conditions of all commitments at closing as well as those extending beyond the original maturity date remain the same as the existing Revolver. Accordingly, $125.0 million of availability remains under the Revolver through July 29, 2030.
The Company determines the fair value of long-term debt based on trading prices for its debt if available. As of September 30, 2026, the Company obtained trading prices for the term notes outstanding. However, as such trading prices require significant unobservable inputs to the pricing model, such instruments are classified as Level 2. The fair value amounts were approximately $508.1 million and $529.3 million as of September 30, 2026 and December 31, 2025, respectively.
The Company has entered into the following interest rate swap agreements in connection with its Credit Facilities to convert a portion of the floating rate component of the Term Loan from a floating rate to fixed rate:

	Effective	Expiration	Fixed Interest	Notional	Asset (Liability) Fair Value at
Swap	Date	Date	Rate	Amount	September 30, 2026
				(in thousands)	(in thousands)
Initial Swap	October 31, 2022	October 31, 2027	4.212%	$200,000	$586
Second Swap	March 31, 2023	October 31, 2027	3.951%	$100,000	$571
Third Swap	September 20, 2024	October 31, 2027	3.395%	$125,000	$1,510
The Swap Agreements are accounted for as derivatives whereby the fair value of the contract is reported within the unaudited condensed consolidated balance sheets, and related gains or losses resulting from changes in the fair value are reported in interest and other expense, net, in the unaudited condensed consolidated statements of operations and comprehensive income. As of September 30, 2026, the fair value of the Swap Agreements was an asset of $2.7 million, which is reported in other non-current assets on the unaudited condensed consolidated balance sheets. The related gains and losses resulting from changes in fair value were a gain of $2.3 million and a loss of $0.04 million for the three months ended September 30, 2026 and 2025, respectively, and a gain of $7.4 million and a loss of $6.0 million during the nine months ended September 30, 2026 and 2025, respectively.
The Company’s Credit Facilities are subject to certain financial and nonfinancial covenants and are secured by substantially all assets of the Company. As of September 30, 2026, the Company was in compliance with all of its covenants.
Aggregate maturities of the Company’s debt for the years ending December 31 are as follows as of September 30, 2026 (in thousands):

Year ending December 31:
2026 (remainder of year)	$1,375
2027	5,500
2028	5,500
2029	5,500
2030	5,500
Thereafter	499,125
Total aggregate maturities of the Company’s debt	$522,500
Note 11. Equity
On July 6, 2021, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to authorize the issuance up to 2,050,000,000 shares, par value $0.00001 per share, consisting of 2,000,000,000 shares of common stock and 50,000,000 shares of preferred stock.
On June 14, 2022, our Board approved a stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, May 21, 2024, May 1, 2025, and November 4, 2025, our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date. On September 11, 2026, our Board increased the authorization by an additional $25.0 million, resulting in a total authorization, since the initial approval, to repurchase up to $325.0 million in shares of the Company’s common stock through December 31, 2027. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
may be modified, suspended or terminated at any time at the discretion of the Board. The Company expects to fund repurchases with existing cash on hand.
The Company repurchased and retired 1.6 million and 4.3 million shares of common stock pursuant to the Repurchase Program for $15.7 million and $44.5 million including transaction fees and taxes, during the three and nine months ended September 30, 2026. As of September 30, 2026, $28.5 million remained available under the Repurchase Program.
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
Performance Stock Units
During the three months ended September 30, 2026, the Company granted performance stock units (“PSUs”) to certain senior executives that are subject to both time-based and market-based vesting conditions. The PSUs vest 25% after one year and then quarterly thereafter over the following three years, in each case subject to the executive’s continued service and the achievement of specified share price targets, measured based on the volume-weighted average closing price of the Company’s common stock over a consecutive 12-month trading period preceding each applicable measurement date. Both the time-based and market-based conditions must be satisfied for the PSUs to vest.
The Company recognizes compensation expense related to the PSUs using the accelerated attribution method over the requisite services period. The compensation expense will not be reversed even if the market-based conditions are not met. Stock-based compensation expense related to PSUs during the three and nine months ended September 30, 2026 was immaterial. The number of PSUs that may ultimately vest depends on the achievement of specified stock price hurdles. As of September 30, 2026, there was $3.2 million of total unrecognized compensation expense that is expected to be recognized over a period of 4 years.
The grant date fair value for each PSU was estimated using a Monte-Carlo simulation model that incorporates pricing inputs covering the period from the grant date through the end of the performance period. The unobservable significant inputs to the valuation model at the time of award issuance were as follows:

2026 PSUs

Stock price at issuance	$8.25 - $10.61
Expected volatility	48.3% - 50.1%
Risk-free interest rate	4.31% - 4.77%
Contractual term	4 years
Grant-date fair value	$4.23 - $6.39

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
A summary of PSU activity for the nine months ended September 30, 2026 is as follows (in thousands, except grant date fair value data):

	Number of PSUs	Weighted Average Grant Date Fair Value

Outstanding as of December 31, 2025	—	$—
Granted	537	5.93
Vested	—	—
Forfeited or cancelled	—	$—
Outstanding as of September 30, 2026	537	5.93
The following table summarizes our RSU and stock option activity for the nine months ended September 30, 2026:

	RSUs	Stock Options
	(in thousands)
Outstanding as of January 1, 2026	4,590	13,478
Granted	2,594	—
Vested or exercised	(488)	(69)
Cancelled or forfeited	(808)	(2,297)
Outstanding as of March 31, 2026	5,888	11,112
Granted	192	80
Vested or exercised	(601)	(151)
Cancelled or forfeited	(388)	(221)
Outstanding as of June 30, 2026	5,091	10,820
Granted	755	—
Vested or exercised	(834)	(155)
Cancelled or forfeited	(89)	(44)
Outstanding as of September 30, 2026	4,923	10,621
As of September 30, 2026, total unrecognized compensation expense was $45.6 million and $1.7 million related to outstanding RSUs and stock options, respectively.
Stock-based compensation expense from continuing operations was classified on the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenues	$102	$101	$292	$318
Sales and marketing	528	435	1,413	1,148
Product development	855	693	2,336	1,806
General and administrative	10,037	5,495	19,131	18,279
Total stock-based compensation expense	$11,522	$6,724	$23,172	$21,551
During the three months ended September 30, 2026, the Company entered into separation arrangements with its former Chief Executive Officer and certain other senior executives. In connection with these arrangements, the Company modified certain outstanding RSUs and stock options to accelerate the vesting of approximately 483,000 RSUs and an extension of the post-termination exercise period for certain vested options. As a result, the Company recognized $5.3 million of stock-based compensation expense during the three months ended September 30, 2026, consisting of $3.5 million from the accelerated recognition of previously unrecognized grant-date compensation cost and $1.8 million of incremental compensation cost attributable to the extension of the stock options’ exercise period, which are included in general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive income. Following the modifications, the affected awards were fully vested and no additional compensation expense remained to be recognized.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 13. Net Income Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted net income per share for the Company’s common stock as of:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands except per share amounts)

Numerator:
Net income from continuing operations	$6,005	$5,804	$22,892	$12,499
Income (loss) from discontinued operations, net of income tax	—	5,312	—	(943)
Net income attributable to common stockholders.	$6,005	$11,116	$22,892	$11,556

Denominator:
Weighted-average shares of common stock outstanding, basic	176,083	180,977	176,891	182,342
Weighted-average shares of common stock outstanding, diluted	177,123	183,687	179,040	184,710

Net income (loss) per share attributable to common stockholders, basic:
Continuing operations	$0.03	$0.03	$0.13	$0.07
Discontinued operations	—	0.03	—	(0.01)
Net income per share	$0.03	$0.06	$0.13	$0.06

Net income (loss) per share attributable to common stockholders, diluted:
Continuing operations	$0.03	$0.03	$0.13	$0.07
Discontinued operations	—	0.03	—	(0.01)
Net income per share	$0.03	$0.06	$0.13	$0.06
The following table illustrates the reconciliation of the denominators of the basic and diluted EPS computations for income from continuing operations and income (loss) from discontinued operations, net of income tax.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Weighted-average shares of common stock outstanding, basic	176,083	180,977	176,891	182,342
Shares of common stock subject to outstanding RSUs	248	980	784	938
Shares of common stock subject to outstanding options	551	1,526	1,131	1,226
Shares of common stock pursuant to ESPP	241	204	234	204
Weighted-average shares of common stock outstanding, diluted	177,123	183,687	179,040	184,710
The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented due to their anti-dilutive effect as of:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Outstanding stock options and unvested RSUs	14,745	15,979	13,629	16,320
Shares of common stock pursuant to ESPP	—	—	—	—
Total anti-dilutive outstanding potential common stock	14,745	15,979	13,629	16,320

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
There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2026 and 2025.
The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of:

	September 30, 2026				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market	$56	$—	$—	$56	Cash equivalents
Interest rate swaps	—	2,667	—	2,667	Other non-current assets

	December 31, 2025				Balance Sheet Classification
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Money market	$2,376	$—	$—	$2,376	Cash equivalents
Liability:
Interest rate swap	$—	$4,687	$—	$4,687	Other non-current liabilities
Note 15. Income Taxes
Our provision for income taxes in interim periods is based on our estimated annual effective tax rate plus the impact, if any, of discrete items recognized in the interim period. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined.
The income tax expense was $1.1 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, and $3.2 million and $3.0 million for the nine months ended September 30, 2026 and 2025, respectively. The difference in income tax expense for the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025 was primarily driven by an increase in net income from continuing operations before tax and discrete items during three and nine months ended September 30, 2026, and New Zealand and a Canada return to provision adjustments during the nine months ended September 30, 2026.
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

Year ending December 31,
2026 (remainder of year)	$3,538
2027	12,933
2028	10,543
2029	687
2030	—
Thereafter	—
Total future minimum payments due	$27,701
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
On January 31, 2024, plaintiff Vladimir Gusinsky Revocable Trust filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against the Company, members of its Board and the other parties to its sponsor stockholders agreement, dated June 30, 2021, Providence Strategic Growth II L.P., Providence Strategic Growth II-A L.P., SLA Eclipse Co-Invest, L.P., and SLA CM Eclipse Holdings, L.P. (collectively, the “Sponsor Stockholders”), captioned Vladimir Gusinsky Revocable Trust v. Eric Remer, Penny Baldwin, et. al., Case No. 2024-0077 (Del Ch.). The complaint generally alleges violations of Section 141(a) of the Delaware General Corporation Law (“DGCL”) by providing the Sponsor Stockholders with a veto right over the Board’s ability to hire or fire the Company’s Chief Executive Officer (the “CEO Approval Right”) on the basis that it unlawfully limits the Board’s authority to manage the business and affairs of the Company. The plaintiff seeks declaratory judgment that the CEO Approval Right is invalid and void, other declaratory and equitable relief for the class and/or the Company, attorneys’ and experts’ witness fees and other costs and expenses, and other equitable relief. On June 14, 2024, the Company filed its opening brief in support of its Motion to Dismiss, and on July 15, 2024, Plaintiff opposed that motion. On July 16, 2024, the Court entered a stipulation and order dismissing the director defendants from the action. On August 29, 2024, the remaining defendants, the Company and Sponsor Stockholders (collectively, “Defendants”), filed their reply in support of the Motion to Dismiss, and pursuant to a stipulation between the parties, Plaintiff filed a sur-reply on September 26, 2024, which Defendants filed a response to on October 10, 2024. On October 15, 2024, Defendants filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction, arguing that the claims alleged are not ripe for adjudication and on November 15, 2024 Plaintiff opposed that motion. On December 9, 2024, Defendants filed their reply in support of the Motion to Dismiss for Lack of Subject Matter Jurisdiction. The Court held oral argument on the pending motions on October 22, 2026. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable and the potential loss or range of loss is not reasonably estimable.
The Company is party to additional legal proceedings incidental to its business. While the outcome of these additional matters could differ from management’s expectations, the Company does not believe that the resolution of such matters is reasonably likely to have a material effect on its results of operations or financial condition.
The Company assesses the applicability of nexus in jurisdictions in which the Company sells products and services. As of September 30, 2026 and December 31, 2025, the Company recorded a liability in the amount of $7.8 million and $9.4 million, respectively, within current liabilities and other long-term liabilities as a provision for sales and use and gross receipts tax. In connection with the Company's accounting for acquisitions, the Company has recorded liabilities and corresponding provisional escrow or indemnity receivables within the purchase price allocations for instances in which the Company is indemnified for tax matters.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 17. Geographic Areas
The following table sets forth long-lived assets by geographic area as of:

	September 30,	December 31,
	2026	2025
	(in thousands)
United States	$58,940	$50,771
International	$17,226	$13,941
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
The following table provides segment information for revenues, net income and significant expenses:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total revenues	$151,445	$147,466	$450,927	$437,754
Less(1):
Employee expense	63,910	57,330	187,021	174,016
Marketing and advertising	9,756	6,699	31,043	24,177
Communication services	6,226	6,291	18,567	17,961
Third-party commissions	4,396	4,576	11,664	14,813
Software, tools and hosting	18,619	15,534	55,393	44,676
Legal and professional fees	13,285	15,540	35,069	40,739
Loss on sale and impairments	473	—	604	85
Other segment items(2)	6,528	8,780	22,884	25,207
Depreciation and amortization	15,407	16,763	45,786	50,120
Interest and other expense, net	5,720	8,902	16,780	30,459
Income tax expense	1,120	1,247	3,224	3,002
Total expenses	145,440	141,662	428,035	425,255
Net income from continuing operations	6,005	5,804	22,892	12,499
Income (loss) from discontinued operations, net of income tax	—	5,312	—	(943)
Net income	$6,005	$11,116	$22,892	$11,556
(1) The significant expense categories and amounts align with information that is regularly reviewed by the CODM.
(2) Other segment items include corporate overhead expenses, transaction-related and other non-recurring or unusual costs, facility expenses, bad debt and other miscellaneous cost of services.

EverCommerce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Other Segment Disclosures
Interest income	$613	$766	$1,816	$2,862
Interest expense	8,274	8,559	24,643	26,272
Other Significant Non-cash Items:
Stock-based compensation	11,522	6,724	23,172	21,551
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
Overview
EverCommerce is a leading provider of integrated, vertically-tailored software-as-a-service (“SaaS”) solutions that help service-based small- and medium-sized businesses (“service SMBs”) run smarter and grow faster. Our platform spans across the full lifecycle of interactions between consumers and service professionals with vertical-specific applications. As of December 31, 2025, we empowered more than 745,000 customers worldwide across three core verticals: EverPro for Home Services; EverHealth for Health Services; and EverWell for Wellness Services. Within our core verticals, our customers operate within numerous micro-verticals, ranging from home service professionals, such as home improvement contractors and home maintenance technicians, to physician practices and therapists within Health Services, to salon owners within Wellness. Our platform provides vertically-tailored SaaS solutions that address service SMBs’ increasingly specialized demands, as well as highly complementary solutions that provide fully-integrated offerings, allowing service SMBs and EverCommerce to succeed in the market, and provide end consumers more convenient service experiences.
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
Our business benefits from attractive unit economics. Approximately 97% of our revenue was recurring or re-occurring in both the nine months ended September 30, 2026 and 2025, and we maintained an annualized net revenue retention rate of approximately 93% and 97% for the quarters ended September 30, 2026 and 2025, respectively. Our annualized pro forma net revenue retention rate was equal to the annualized net revenue retention rate for the quarters ended September 30, 2026 and 2025, respectively, as the acquisitions and dispositions closed during the prior period were not material to our prior period unaudited condensed consolidated results on a pro forma basis. We believe the retention and growth of revenue from our existing customers is a helpful measure of the health of our business and our future growth prospects. Our ability to cross sell additional products and services to our existing customers can increase customer engagement with our suite of solutions and thus have a positive impact on our net pro forma revenue retention rate. For example, we have leveraged our land and expand strategy to cross sell solutions to our existing customers, which has supported our high net pro forma revenue retention rate by increasing customer utilization of our solutions, educating customers as to how our platform and synergies can support their businesses and, in turn, improving customer stickiness.
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
Sale of Marketing Technology Solutions
On October 31, 2025, we completed the sale of our marketing technology solutions business to Ignite Visibility for approximately $45.0 million in cash (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q). We determined that our decision to sell marketing technology solutions met the criteria for classification as discontinued operations. As a result, their operating results are presented as discontinued operations on our unaudited condensed consolidated statements of operations and comprehensive income for all periods presented through the date of sale. During the three and nine months ended September 30, 2025, we measured the assets and liabilities of the marketing technology disposal group at estimated fair value less cost to sell and recognized a gain of $2.1 million during the three months ended September 30, 2025, and a goodwill impairment charge of $6.9 million during the nine months ended September 30, 2025, which are included in (gain) loss on held for sale and impairments within discontinued operations on our unaudited condensed consolidated statements of operations and comprehensive income.
Acquisition of ZyraTalk
On September 15, 2025, we acquired 100% of the interest of Joblyt LLC, dba ZyraTalk (“ZyraTalk”), an AI-powered customer engagement solution that combines virtual assistant capabilities with an agentic automation platform, for approximately $36.0 million in cash, not inclusive of up to an additional $6.5 million of contingent consideration, which could be paid over the next three years related to post-combination employment services (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q). During the three months ended September 30, 2026, the we paid $3.0 million of acquisition-related retention and earnout compensation to the ZyraTalk founders, who subsequently departed the Company voluntarily. As a result of their departures, the founders forfeited all remaining acquisition-related retention and earnout compensation. The acquisition helps to establish us as an AI-driven innovator, beginning with near-term application in our Home Services vertical, EverPro, and we plan to extend ZyraTalk into broader opportunities across our other verticals.
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
Our Revenue Growth Rate was 2.7% and 3.0% for the three and nine months ended September 30, 2026, respectively. Total revenues include post-acquisition revenue from ZyraTalk, which was acquired September 15, 2025 (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q), of $0.8 million and $2.6 million during the three and nine months ended September 30, 2026, respectively. Our Pro Forma Revenue Growth rate was 2.1% and 2.4% for the three and nine months ended September 30, 2026, reflective of the underlying growth in our business as a result of new customers and providing more solutions to existing customers.
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

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025	$	2026	2025	$
	(in thousands)
Revenue	$151,445	$147,466	$3,979	$450,927	$437,754	$13,173
Cost of revenues (exclusive of depreciation and amortization)	31,421	33,475	(2,054)	96,622	98,058	(1,436)
Amortization of developed technology	1,057	1,816	(759)	3,839	5,905	(2,066)
Amortization of capitalized software	4,023	2,909	1,114	10,966	7,768	3,198
Depreciation expense allocated to cost of revenues	107	121	(14)	311	378	(67)
Gross profit from continuing operations	114,837	109,145	5,692	339,189	325,645	13,544
Depreciation and amortization	5,187	4,846	341	15,116	14,051	1,065
Adjusted gross profit from continuing operations	$120,024	$113,991	$6,033	$354,305	$339,696	$14,609
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

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025	$	2026	2025	$
	(in thousands)
Net income from continuing operations	$6,005	$5,804	$201	$22,892	$12,499	$10,393
Adjusted to exclude the following:
Interest and other expense, net	5,720	8,902	(3,182)	16,780	30,459	(13,679)
Income tax expense	1,120	1,247	(127)	3,224	3,002	222
Depreciation and amortization	15,407	16,763	(1,356)	45,786	50,120	(4,334)
Other amortization	1,793	1,590	203	5,249	4,613	636
Stock-based compensation expense	11,522	6,724	4,798	23,172	21,551	1,621
Transaction-related and other non-recurring or unusual costs	3,463	5,423	(1,960)	13,138	14,111	(973)
Adjusted EBITDA from continuing operations	$45,030	$46,453	$(1,423)	$130,241	$136,355	$(6,114)
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
We expect that cost of revenue as a percentage of revenue will fluctuate from period to period based on a variety of factors, including the rate of growth of subscription and transaction fees, labor costs, third-party expenses and acquisitions and dispositions. For the three and nine months ended September 30, 2026, revenue from subscription and transaction fees increased 4.2% and 3.5%, respectively, compared to the prior year period.
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

Product Development
Product development expense consists primarily of employee costs for our product development personnel, including salaries, benefits, stock-based compensation and bonuses. Product development expenses also include third-party outsourced technology costs incurred in developing our platforms, and computer equipment, software and subscription services dedicated for use by our product development organization. We expect our product development expenses to increase in absolute dollars and increase as a percentage of revenue as we continue to dedicate substantial resources to develop, improve and expand the functionality of our solutions.
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
Loss on Sale and Impairments
Loss on sale relates to the divestiture of fitness solutions. Impairments include operating lease impairment charges related to the Company’s decision to cease use of certain leased premises and sublease certain facilities.
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

Results of Operations
The following tables summarize key components of our results of operations for the periods presented. The period-to-period comparison of our historical results are not necessarily indicative of our results of operations that may be expected in the future. The following comparative information for results of operations for all periods presented have been adjusted to reflect discontinued operations related to marketing technology solutions.
Comparison of the three and nine months ended September 30, 2026 and 2025

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025	$	2026	2025	$
	(in thousands)
Revenues:
Subscription and transaction fees	$148,159	$142,184	$5,975	$437,608	$422,804	$14,804
Other	3,286	5,282	(1,996)	13,319	14,950	(1,631)
Total revenues	151,445	147,466	3,979	450,927	437,754	13,173
Operating expenses:
Cost of revenues (1) (exclusive of depreciation and amortization presented separately below)	31,421	33,475	(2,054)	96,622	98,058	(1,436)
Sales and marketing (1)	33,311	26,526	6,785	100,122	85,920	14,202
Product development (1)	21,547	19,387	2,160	64,142	58,847	5,295
General and administrative (1)	36,441	35,362	1,079	100,755	98,764	1,991
Depreciation and amortization	15,407	16,763	(1,356)	45,786	50,120	(4,334)
Loss on sale and impairments	473	—	473	604	85	519
Total operating expenses	138,600	131,513	7,087	408,031	391,794	16,237
Operating income	12,845	15,953	(3,108)	42,896	45,960	(3,064)
Interest and other expense, net	(5,720)	(8,902)	3,182	(16,780)	(30,459)	13,679
Net income from continuing operations before income tax expense	7,125	7,051	74	26,116	15,501	10,615
Income tax expense	(1,120)	(1,247)	127	(3,224)	(3,002)	(222)
Net income from continuing operations	$6,005	$5,804	$201	22,892	12,499	10,393
Income (loss) from discontinued operations, net of income tax	—	5,312	(5,312)	—	(943)	943
Net income	$6,005	$11,116	$(5,111)	$22,892	$11,556	$11,336
(1)Includes stock-based compensation expense as follows:

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025	$	2026	2025	$
	(in thousands)
Cost of revenues	$102	$101	$1	$292	$318	$(26)
Sales and marketing	528	435	93	1,413	1,148	265
Product development	855	693	162	2,336	1,806	530
General and administrative	10,037	5,495	4,542	19,131	18,279	852
Total stock-based compensation expense	$11,522	$6,724	$4,798	$23,172	$21,551	$1,621

Comparison of the three and nine months ended September 30, 2026 and 2025 (percentage of revenue)
The following table provides the key components of operating costs within our results of operations as a percentage of revenue for the three and nine months ended September 30, 2026 compared to the same period in 2025.

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025	%	2026	2025	%

Total Revenues	100.0%	100.0%		100%	100%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization presented separately below)	20.7%	22.7%	(2.0)%	21.4%	22.4%	(1.0)%
Sales and marketing	22.0%	18.0%	4.0%	22.2%	19.6%	2.6%
Product development	14.2%	13.1%	1.1%	14.2%	13.4%	0.8%
General and administrative	24.1%	24.0%	0.1%	22.3%	22.6%	(0.3)%
Depreciation and amortization	10.2%	11.4%	(1.2)%	10.2%	11.4%	(1.2)%
Loss on sale and impairments	0.3%	—%	0.3%	0.1%	—%	0.1%
Total operating expenses	91.5%	89.2%	2.3%	90.5%	89.5%	1.0%
While revenue growth remains a key focus, we remain committed to continued expansion of gross margin, net income and Adjusted EBITDA through ongoing transformation initiatives. As a percentage of revenue, the combination of cost of revenue, sales and marketing, product development and general and administrative costs increased from 78.0% for the nine months ended September 30, 2025 to 80.1% for the nine months ended September 30, 2026, an increase of 210 basis points representing targeted investments for future growth inclusive of costs associated with the ZyraTalk acquisition subsequent to the acquisition date. A discussion on primary drivers follows in the subsequent sections.
Revenues

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025	$	2026	2025	$
	(in thousands)
Revenues:
Subscription and transaction fees	$148,159	$142,184	$5,975	$437,608	$422,804	$14,804
Other	3,286	5,282	(1,996)	13,319	14,950	(1,631)
Total revenues	$151,445	$147,466	$3,979	$450,927	$437,754	$13,173
Revenues increased $4.0 million, or 2.7%, and $13.2 million, or 3.0%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. Revenue from subscription and transaction fees increased 4.2% and 3.5% and other revenue decreased 37.8% and 10.9% during the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods. The majority of our revenue growth is attributable to the successful delivery of system of action capabilities to our SMBs in our verticals of home services as well as our EverHealth product portfolio. Revenue growth increasingly benefited from pricing actions implemented across various system-of-action solutions, which contributed to higher revenue per customer. However, our revenue growth rate is decelerating primarily due to slower new-customer acquisition, including fewer new customers acquired through organic search channels. The subscription and transaction fees revenue increase consists primarily of increases from (a) business management software and (b) billing and payment solutions, partially offset by a decrease during the nine-month period in (c) revenues associated with our share of rebates from suppliers generated through group purchase programs. Business management software revenues drove a $3.8 million and $13.4 million increase in subscription and transaction fees revenue for the three and nine months ended September 30, 2026, respectively, due primarily to higher revenue per customer. Billing and payment solutions revenues increased $2.0 million and $2.7 million during the three and nine months ended September 30, 2026, respectively, primarily due to an increase in total payments volume processed through our payment platforms and a slightly higher take rate. Revenues associated with our share of rebates from suppliers generated through group purchasing programs, which is more closely connected to macro-economic impacts than our core business management software, increased by $0.1 million and decreased $1.3 million during the three and nine months ended September 30, 2026, respectively. Subscription and transaction fees revenue also includes $0.8 million and $2.6 million of post-acquisition revenue from ZyraTalk for the three and nine months ended September 30, 2026, respectively, (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q). Other revenues decreased $2.0 million and $1.6 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, primarily driven by timing of revenues related to project implementation and customer development services.
Cost of Revenues

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025	$	2026	2025	$
	(dollars in thousands)
Cost of revenues (exclusive of depreciation and amortization presented separately below)	$31,421	$33,475	$(2,054)	$96,622	$98,058	$(1,436)
Cost of revenues decreased by $2.1 million, or 6.1%, and $1.4 million, or 1.5%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. These decreases were a result of lower costs consistent with the slower pace of new-customer additions, which were partially offset by costs incurred to support the continued growth and delivery of our system-of-action solutions. The decrease for the three-month period was primarily due to a $1.4 million decrease in personnel and compensation expenses and a $0.7 million decrease in clearinghouse fees. The decrease for the nine-month period was driven primarily by a $2.8 million decrease in personnel and compensation expenses, $1.6 million decrease in clearinghouse fees, and a $0.7 million decrease in outsourced services, partially offset by a $2.3 million increase in software hosting expenses and $1.4 million increase in application programming interface fees. Cost of revenues includes $0.2 million and $0.6 million of post-acquisition expenses from ZyraTalk for the three and nine months ended September 30, 2026, respectively, (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q).
Sales and Marketing

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025	$	2026	2025	$
	(dollars in thousands)
Sales and marketing	$33,311	$26,526	$6,785	$100,122	$85,920	$14,202
Sales and marketing expenses increased $6.8 million, or 25.6%, and $14.2 million, or 16.5%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increase for the three-month period was driven primarily by an additional $3.3 million in advertising expense, $2.9 million in personnel and compensation expenses, $0.4 million in software and tools, and $0.3 million in professional and consulting fees. The increase for the nine-month period was driven primarily by an additional $9.1 million in personnel and compensation expenses, $6.5 million in advertising expense, $0.8 million in software and tools, $0.6 million in conference and events expense, and $0.3 million in stock-based compensation. These increases were partially offset by a $0.2 million and $3.2 million decrease, respectively, in commissions related to volume from third-party channels associated with legacy payment platform solutions. Sales and marketing expenses include $0.5 million and $1.5 million of post-acquisition expenses from ZyraTalk for the three and nine months ended September 30, 2026, respectively, (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q).
Product Development

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025	$	2026	2025	$
	(dollars in thousands)
Product development	$21,547	$19,387	$2,160	$64,142	$58,847	$5,295
Product development expenses increased by $2.2 million, or 11.1%, and $5.3 million, or 9.0%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. These increases were a result of continued investment in our technology and teams to support our various solutions as well as centralized security operations, information technology and cloud engineering. The increase for the three-month period was driven by an additional $1.2 million in outsourced services, $0.5 million in software and tools, and $0.5 million in hosting expenses. The increase for the nine-month period was driven primarily by an additional $1.9 million in software and tools, $1.7 million in outsourced services, $1.4 million in hosting expenses, and $0.5 million in stock-based compensation, partially offset by a $0.2 million decrease in professional and consulting fees. Product developments expenses include $1.1 million and $2.2 million of post-acquisition expenses from ZyraTalk for the three and nine months ended September 30, 2026, respectively, (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q).

General and Administrative

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025	$	2026	2025	$
	(dollars in thousands)
General and administrative	$36,441	$35,362	$1,079	$100,755	$98,764	$1,991
General and administrative expenses increased by $1.1 million, or 3.1%, and $2.0 million, or 2.0%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increase for the three-month period was driven primarily by an additional $4.5 million in stock-based compensation, $1.4 million in personnel and compensation expenses, and $0.6 million in software and tools. These increases were partially offset by a $2.7 million decrease in professional and legal fees, $1.0 million reduction in acquisition-related compensation expense, $0.8 million decrease in bad debt expense, $0.5 million in outsourced services, and $0.4 million in facility expense. The increase for the nine-month period was driven primarily by an additional $3.1 million in personnel and compensation expense, $2.1 million in software and tools, $1.7 million in acquisition-related compensation expense, and $0.9 million in stock-based compensation. These increases were partially offset by $4.9 million decrease in professional and legal fees, $0.6 million decrease in insurance expense, and $0.5 million in facility expense. The increases in stock-based compensation expense were primarily attributable to compensation expense associated with the departures of our former Chief Executive Officer and certain other senior executives, which included the accelerated vesting of certain RSUs and the extension of the post-termination exercise period for vested stock options (see Note 12. Stock-Based Compensation in this Quarterly Report on Form 10-Q). The decreases in professional and legal fees for the three and the nine-month periods is primarily associated with transaction-related activity from acquisition and divestitures as well as debt modification costs during 2025, partially offset by charges recognized in connection with the settlement of several legal matters. General and administrative expenses included a reduction of $0.9 million for the three months ended September 30, 2026, and expense of $1.9 million for the nine months ended September 30, 2026, in each case related to post-acquisition activities associated with ZyraTalk (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q).
Depreciation and Amortization

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025	$	2026	2025	$
	(dollars in thousands)
Depreciation and amortization	$15,407	$16,763	$(1,356)	$45,786	$50,120	$(4,334)
Depreciation and amortization expenses decreased by $1.4 million, or 8.1%, and $4.3 million, or 8.6%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The decrease for the three and nine-month periods was driven primarily by lower intangible assets’ amortization due to the reduced rate of replacement assets resulting from a slowdown in business acquisitions. Specifically, the decrease was driven by $2.5 million and $7.4 million in lower intangible assets’ amortization, respectively, partially offset by $1.2 million and $3.2 million of additional capitalized software amortization, respectively.
Loss on Sale and Impairments

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025	$	2026	2025	$
	(dollars in thousands)
Loss on sale and impairments	$473	$—	$473	$604	$85	$519
During the three and nine months ended September 30, 2026 we recorded right-of-use lease asset impairments charges of $0.5 million and $0.6 million, respectively (see Note 9. Leases in this Quarterly Report on Form 10-Q). During the nine months ended September 30, 2025, we recorded a $0.1 million working capital adjustment related to the disposal of fitness solutions in 2024.

Interest and Other Expense, net

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025	$	2026	2025	$
	(dollars in thousands)
Interest and other expense, net	$5,720	$8,902	$(3,182)	$16,780	$30,459	$(13,679)
Interest and other expense, net, decreased by $3.2 million, or 35.7%, and $13.7 million, or 44.9%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, with the changes primarily driven by volatility of interest rates and foreign currency. The decrease for the three-month period was driven by an unrealized gain on interest rate swaps of $2.3 million compared to an unrealized loss of $0.04 million in the comparative period, a year over year decrease of $2.4 million as a result of the fair value change in interest rate swaps. Additionally, interest expense on long-term debt decreased $0.3 million as a result of lower variable base interest rates on the Company’s Credit Facilities, and a $0.4 million year over year decrease in unrealized foreign currency loss. The decrease for the nine-month period was driven primarily by an unrealized gain on interest rate swaps of $7.4 million compared to an unrealized loss of $6.0 million in the comparative period, a year over year decrease of $13.4 million as a result of the fair value change in interest rate swaps. Additionally, interest expense on long-term debt decreased $1.6 million as a result of lower variable base interest rates on the Company’s Credit Facilities, $0.8 million of income related to support services provided under the TSA with Ignite Visibility, partially offset by a $1.0 million year over year decrease in unrealized foreign currency gain and a $1.0 million decrease in interest income. The decline in interest expense on long-term debt in both the three and nine-month periods is a result of lower variable base interest rates on the Company’s Credit Facilities (as defined below) and the amendment to the Term Loan (as defined below) in the third quarter 2025 resulting in a reduction in margin and the removal of the credit spread adjustment (see Note 10. Long-Term Debt in this Quarterly report on Form 10-Q).
Income Tax Expense

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025	$	2026	2025	$
	(dollars in thousands)
Income tax expense	$(1,120)	$(1,247)	$127	$(3,224)	$(3,002)	$(222)
Income tax expense decreased by $0.1 million, or 10.2%, and increased $0.2 million, or 7.4%, for the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025, with the change driven primarily by an increase in net income from continuing operations before tax and discrete items during three and nine months ended September 30, 2026, and New Zealand and Canada return to provision adjustments during the nine months ended September 30, 2026.
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
As of September 30, 2026, we had cash, cash equivalents and restricted cash of $139.0 million, $125.0 million of available borrowing capacity under our Revolver (as defined below) and $522.5 million outstanding under our Term Loan. We believe that our existing cash and cash equivalents, availability under our Credit Facilities, and our cash flows from operations will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations for at least the next twelve months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth, the timing and size of future acquisitions, and the timing of introductions of new products and services. If needed, additional funds may not be available on terms favorable to us, or at all. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected. See Part II, Item 1A. “Risk Factors.”

Cash Flows
The following table sets forth cash flow data:

	Nine months ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$86,035	$90,183
Net cash used in investing activities	(25,323)	(56,454)
Net cash used in financing activities	(50,349)	(62,342)
Effect of foreign currency exchange rate changes on cash	(1,086)	130
Net increase (decrease) in cash and cash equivalents	$9,277	$(28,483)
Cash Flow from Operating Activities
Net cash provided by operating activities was $86.0 million for the nine months ended September 30, 2026, compared to $90.2 million for the nine months ended September 30, 2025. Changes in net cash provided by operating activities resulted primarily from cash received from net sales within our subscription and transaction fees. Other drivers of the changes in net cash provided by operating activities include payments for personnel expenses for our employees, costs related to delivering our services and products, partner commissions, advertising and interest on our long-term debt.
The decrease in cash provided by operating activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to investments made to support the growth of our business of $27.1 million, including higher employee and related expenses and software and tools and lower interest income of $1.1 million. These decreases were partially offset by an increase in cash collections from our subscription and transaction fees of approximately $17.9 million, income of $4.0 million related to support services provided under the TSA, lower cash outflows directly related to the delivery of our services and products of $2.1 million, lower interest expense of $1.6 million, and lower taxes paid of $0.3 million. Additionally, cash provided by operating activities decreased $1.8 million related to the marketing technology solutions business, which was sold on October 31, 2025 (see Note 3. Acquisition and Disposition in this Quarterly Report on Form 10-Q).
Cash Flow from Investing Activities
During the nine months ended September 30, 2026, net cash used in investing activities of $25.3 million was related primarily to costs to develop software of $23.7 million and $1.6 million for purchases of property and equipment.
During the nine months ended September 30, 2025, net cash used in investing activities of $56.5 million was related primarily to the acquisition of ZyraTalk, net of cash acquired, for approximately $35.9 million, costs to develop software of $20.9 million and $1.9 million for purchases of property and equipment.
Cash Flow from Financing Activities
During the nine months ended September 30, 2026, net cash used in financing activities of $50.3 million was related primarily to the repurchase and retirement of shares of our common stock of $44.2 million and employee taxes paid for RSU withholdings of $6.9 million.
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
Credit Facilities
We are party to a credit agreement, as amended, that provides for one term loan for an aggregate principal amount of $529.4 million (the “Term Loan”), a revolver with a capacity of $125.0 million (the “Revolver”) and a sub-limit of the Revolver available for letters of credit up to an aggregate face amount of $20.0 million. These debt arrangements are collectively referred to herein as the “Credit Facilities”.
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
With respect to ABR borrowings, interest payments are due on a quarterly basis on the last business day of each March, June, September and December. With respect to Term SOFR borrowings, interest payments are due on the last business day of the interest period applicable to the borrowing and, in the case of a Term SOFR borrowing with an interest period of more than three months’ duration, each day prior to the last day of such interest period that occurs at intervals of three months’ duration after the first day of such interest period.
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
Pursuant to the July 2025 Amendment, with respect to $125.0 million of commitments under the then existing $155.0 million Revolver, (i) the maturity date was extended to July 29, 2030 and (ii) the applicable margin for (x) Term SOFR loans was reduced to 2.00% and (y) Alternate Base Rate loans was reduced to 1.00%, in each case, subject to a 25 basis points step-up based on the Company’s first lien net leverage ratio. Other than the changes noted above, the terms and conditions of all commitments at closing as well as those extending beyond the original maturity date remain the same as the existing Revolver. Accordingly, $125.0 million of availability remains under the Revolver through July 29, 2030.
We have entered into the following interest rate swap agreements in connection with our Credit Facilities to convert a portion of the floating rate component of the Term Loan from a floating rate to fixed rate:

Effective	Expiration	Fixed Interest	Notional	Asset (Liability) Fair Value at
Date	Date	Rate	Amount	September 30, 2026
			($ in thousands)	($ in thousands)
October 31, 2022	October 31, 2027	4.212%	$200,000	$586
March 31, 2023	October 31, 2027	3.951%	$100,000	$571
September 20, 2024	October 31, 2027	3.395%	$125,000	$1,510
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

As of September 30, 2026, there was $522.5 million outstanding under our Credit Facilities, all of which was related to the Term Loan as no amounts were outstanding under the Revolver. The effective interest rate on the Term Loan was approximately 6.09% for the three months ended September 30, 2026, excluding the effect of any interest rate swap agreements.
As of September 30, 2026, we were in compliance with the financial covenants under the Credit Facilities.
Stock Repurchase Program
On June 14, 2022, our Board of Directors approved a stock repurchase program (as subsequently amended, the “Repurchase Program”) with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, May 21, 2024, May 1, 2025, and November 4, 2025 our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date. On September 11, 2026, our Board increased the authorization by an additional $25.0 million, resulting in a total authorization, since the initial approval, to repurchase up to $325.0 million in shares of the Company’s common stock through December 31, 2027. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of the Board. The Company expects to fund repurchases with existing cash on hand.
The Company repurchased and retired 1.6 million and 4.3 million shares of common stock for approximately $15.7 million and $44.5 million, including transaction fees and taxes, during the three and nine months ended September 30, 2026. As of September 30, 2026, $28.5 million remained available under the Repurchase Program.
Contractual Obligations
There have been no material changes to our contractual obligations as of September 30, 2026 from those disclosed in our Annual Report on Form 10-K.
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
Our critical accounting policies are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Changes in Internal Control over Financial Reporting
We continue to work implement measures designed to remediate our material weakness in our internal control over financial reporting as described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2025.
During the quarter ended September 30, 2026, management continued to implement remediation measures designed to address the underlying causes of the material weakness, including redesigned and newly implemented revenue controls, enhanced review controls, enhancements to system access controls, and the phased implementation of a new billing system and related controls. Management continues to evaluate and test the operating effectiveness of these controls. The material weakness will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that they are operating effectively.
Except for the remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K, other than the following:
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
Our IT Systems, Confidential Information, products and services have been and will continue to be targets of cyber-attacks aimed at sabotage, disruption and/or compromise. Threats come from diverse sources, including criminal hackers, hacktivists, state-sponsored groups, industrial espionage actors and insiders. These actors leverage numerous tactics, such as cyber-extortion, ransomware, social engineering (e.g., phishing), the introduction of computer viruses or other malware and even the physical intrusion and/or destruction of IT and infrastructure assets and can be the result of bugs, misconfigurations or exploited vulnerabilities in software or hardware.
The techniques used to gain unauthorized, improper, or illegal access to systems and information (including personal data), disable or degrade services, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated. These techniques are difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools, such as artificial intelligence (“AI”), that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. In addition, we identify and track known security vulnerabilities in our (and third-party) software and services that are deployed in our business, and we cannot guarantee that patches or other measures will be comprehensively applied before such vulnerabilities can be exploited by a threat actor. Because certain of our products are integrated with our customers’ systems, the circumvention or failure of our protective measures could compromise the confidentiality, integrity, and availability of our customers’ own systems and/or information. Given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks, infrastructure and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. In other situations, vulnerabilities persist even after we have issued security patches because our customers may fail to apply patches or update their systems to newer software versions. If attackers are able to exploit critical vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could impact our and our customers’ systems and data. In addition, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT systems and Confidential Information.
Advances in artificial intelligence, including models capable of rapidly identifying and exploiting software vulnerabilities, further increase the speed and effectiveness of cyberattacks. Moreover, the integration and use of AI in our and third party providers’ operations, products and services creates unique attack vectors, such as the infiltration, corruption (e.g., “poisoning”), or manipulation of training data and AI model inputs, that threaten downstream model outputs and can skew decision-making based on AI models. As a result of the foregoing AI impacts, we cannot guarantee effective detection, investigation, remediation or recovery in relation to future attacks and incidents, or that material adverse impact to our IT Systems or Confidential Information will not occur. In addition, vulnerabilities or flaws in our products, systems or those of third parties upon which we rely can be discovered more quickly by threat actors, reducing the time available for detection and remediation and increasing the likelihood or severity of security incidents.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
During the three months ended September 30, 2026, we repurchased approximately $15.7 million in shares of our common stock under our Repurchase Program, including transaction fees and taxes. The stock repurchase activity under our Repurchase Program during the three months ended September 30, 2026 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
	(in thousands, except per share and share amounts)

July 1, 2026 - July 31, 2026	615,292	$10.89	615,292	$12,459
August 1, 2026 - August 31, 2026	551,743	$10.26	551,743	$6,796
September 1, 2026 - September 30, 2026	416,568	$7.82	416,568	$28,537
(1)On June 14, 2022, our Board approved the Repurchase Program with authorization to purchase up to $50.0 million in shares of the Company’s common stock through the expiration of the program on December 21, 2022. On November 7, 2022, November 5, 2023, May 21, 2024, May 1, 2025, and November 4, 2025 our Board increased the authorization of the Repurchase Program by an additional $50.0 million in shares of the Company’s common stock on each date. On September 11, 2026, our Board increased the authorization by an additional $25.0 million, resulting in a total authorization, since the initial approval, to repurchase up to $325.0 million in shares of the Company’s common stock through December 31, 2027.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On September 9, 2026, Eric Remer, our former Chief Executive Officer and current member of the Board of Directors, entered into a Rule 10b5-1 trading arrangement (the “Remer 10b5-1 Sales Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 3.0 million shares of the Company’s common stock held by Mr. Remer, until March 15, 2028 or upon the occurrence of certain events described in the Remer 10b5-1 Sales Plan. The previous plan adopted on June 6, 2026 was terminated on September 10, 2026 (the “Remer Prior Plan”). The Remer Prior Plan had contemplated the sale of up to 1.0 million shares of the Company’s common stock through September 9, 2027.
On September 10, 2026, Matt Feierstein, our former President, entered into a Rule 10b5-1 trading arrangement (the “Feierstein 10b5-1 Sales Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 480,000 shares of the Company’s common stock held by Mr. Feierstein, until December 31, 2027 or upon the occurrence of certain events described in the Feierstein 10b5-1 Sales Plan.
During the three months ended September 30, 2026, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of EverCommerce Inc	8-K	001-40575	3.1	7/9/2021
3.2	Amended and Restated Bylaws of EverCommerce Inc	8-K	001-40575	3.2	7/9/2021
10.1	Transition Agreement between the Company and Eric Remer, effective August 6, 2026.	8-K	001-40575	10.1	8/5/2026
10.2	Employment Agreement between the Company and Alex Goor, effective August 6, 2026.	8-K	001-40575	10.2	8/5/2026
10.3	Performance-Based Restricted Stock Unit Agreement between the Company and Alex Goor, effective August 6, 2026.	8-K	001-40575	10.3	8/5/2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERCOMMERCE INC.

Date: November 5, 2026	By:	/s/ Alexander Goor
Alexander Goor
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Chief Financial Officer
(Principal Financial Officer)